Form 10-Q
period 2002-02-23
AMERICAN ACHIEVEMENT CORP
filed 2002-04-19
CIK 1168468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2002

                                        OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 333-84294

                        AMERICAN ACHIEVEMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   13-4126506
     (State or other jurisdiction of         (I.R.S. Employer Identification Number)
              incorporation
             or organization)

                               7211 CIRCLE S ROAD
                              AUSTIN, TEXAS 78745
              (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (512) 444-0571

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes / /    No /X/. (Prior to April 8,
2002, registrant was not subject to such filing requirements. This is a new issuer that was formed in 2001.)

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this FORM 10-Q /X/ (Not Applicable)

    The aggregate market value of the voting stock held by non-affiliates at February 23, 2002: $0.00

                         809,351 SHARES OF COMMON STOCK
              (Number of shares outstanding as of April 19, 2002)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMERICAN ACHIEVEMENT CORPORATION
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2002
                                     INDEX

                                                                         PAGE
                                                                       --------
PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements and Notes

         Consolidated Balance Sheets--
           As of February 23, 2002 (unaudited) and August 25, 2001...        1

         Consolidated Statements of Operations--
           For the Three Months Ended February 23, 2002 (unaudited)
           and February 24, 2001 (unaudited).........................        2

         Consolidated Statements of Operations--
           For the Six Months Ended February 23, 2002 (unaudited) and
           February 24, 2001 (unaudited).............................        3

         Consolidated Statements of Stockholders' Equity--
           For the Six Months Ended February 23, 2002 (unaudited) and
           for the Year Ended August 25, 2001........................        4

         Consolidated Statements of Cash Flows--
           For the Six Months Ended February 23, 2002 (unaudited) and
           February 24, 2001 (unaudited).............................        5

         Notes to Consolidated Financial Statements (unaudited)......   6 - 19

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................       20

Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................       26

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................       28

Item 2.  Changes in Securities and Use of Proceeds...................       28

Item 3.  Defaults Upon Senior Securities.............................       28

Item 4.  Submission of Matters to a Vote of Security Holders.........       28

Item 6.  Exhibits and Reports on Form 8-K............................       28

SIGNATURES...........................................................       29

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                        AMERICAN ACHIEVEMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              FEBRUARY 23, 2002   AUGUST 25, 2001
                                                              -----------------   ---------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................       $  5,247          $  2,636
  Accounts receivable, net..................................         41,904            49,931
  Inventories, net..........................................         38,816            26,672
  Prepaid expenses and other current assets.................         13,810            15,916
                                                                   --------          --------
    Total current assets....................................         99,777            95,155

Property, plant and equipment, net..........................         62,944            64,842
Trademarks, net.............................................         41,527            42,299
Goodwill, net...............................................        145,746           147,497
Other assets, net...........................................         31,529            30,160
                                                                   --------          --------
    Total assets............................................       $381,523          $379,953
                                                                   ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft............................................       $  4,173          $  4,243
  Accounts payable and accrued expenses.....................         33,548            35,935
  Customer deposits.........................................         47,192            24,180
  Current portion of long-term debt.........................             --            12,900
                                                                   --------          --------
    Total current liabilities...............................         84,913            77,258

Long-term debt, net of current portion......................        216,812           183,714
Bridge Notes due to Affiliates..............................             --            26,995
Other long-term liabilities.................................          3,705             4,527
                                                                   --------          --------
    Total liabilities.......................................        305,430           292,494
Redeemable Minority Interest in Subsidiary
  Commitments and contingencies.............................         16,250            15,650
Stockholders' equity:
  Preferred stock, $.01 par value, 1,200,000 shares
    authorized (in total)--
    Series A, 1,006,847 shares and 1,001,347 shares issued
    and outstanding, respectively; liquidation preference of
    approximately $100,685 and $100,135, respectively.......             10                10
  Common stock, $.01 par value, 1,250,000 shares authorized,
    809,351 shares issued and outstanding...................              8                 8
  Additional paid-in capital................................         95,310            94,760
  Accumulated other comprehensive loss......................         (2,173)           (2,751)
  Retained deficit..........................................        (33,312)          (20,218)
                                                                   --------          --------
    Total stockholders' equity..............................         59,843            71,809
                                                                   --------          --------
    Total liabilities and stockholders' equity..............       $381,523          $379,953
                                                                   ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED
                                                            ---------------------------------
                                                            FEBRUARY 23,         FEBRUARY 24,
                                                                2002                 2001
                                                            ------------         ------------
Net sales.................................................    $ 50,049             $52,613
Cost of sales.............................................      21,563              21,650
                                                              --------             -------
  Gross profit............................................      28,486              30,963
Selling, general and administrative expenses..............      30,469              29,448
                                                              --------             -------
  Operating (loss) income.................................      (1,983)              1,515
Interest expense, net.....................................       5,282               5,286
Other expense.............................................       2,609                  --
                                                              --------             -------
  Loss before provision for income taxes..................      (9,874)             (3,771)
Provision for income taxes................................         143                 102
                                                              --------             -------
  Net loss before extraordinary item......................     (10,017)             (3,873)
Loss on early extinguishment of debt......................       5,650                  --
                                                              --------             -------
  Net loss................................................     (15,667)             (3,873)
Preferred dividends.......................................        (300)               (300)
                                                              --------             -------
  Net loss to common stockholders.........................    $(15,967)            $(4,173)
                                                              ========             =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               FOR THE SIX MONTHS ENDED
                                                              ---------------------------
                                                              FEBRUARY 23,   FEBRUARY 24,
                                                                  2002           2001
                                                              ------------   ------------
Net sales...................................................     $127,621       $116,951

Cost of sales...............................................       57,510         57,189
                                                                 --------       --------

  Gross profit..............................................       70,111         59,762

Selling, general and administrative expenses................       62,871         58,991
                                                                 --------       --------

  Operating income..........................................        7,240            771

Interest expense, net.......................................       11,212         11,154

Other expense...............................................        2,609             --
                                                                 --------       --------

  Loss before provision for income taxes....................       (6,581)       (10,383)

Provision for income taxes..................................          263            471
                                                                 --------       --------

  Loss before extraordinary item............................       (6,844)      $(10,854)

Loss on early extinguishment of debt........................        5,650             --
                                                                 --------       --------

  Net loss..................................................      (12,494)       (10,854)

Preferred dividends.........................................         (600)          (600)
                                                                 --------       --------

  Net loss to common stockholders...........................     $(13,094)      $(11,454)
                                                                 ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           PREFERRED STOCK
                                              ------------------------------------------
                                                   SERIES "A"            SERIES "B"           COMMON STOCK
                                              --------------------   -------------------   -------------------     ADDITIONAL
                                               SHARES      AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT    PAID-IN CAPITAL
                                              ---------   --------   --------   --------   --------   --------   ---------------
Balance, August 26, 2000....................    854,467   $     9         --     $  --     696,914    $     7        $78,760
Comprehensive loss-
Net loss....................................         --        --         --        --          --         --             --
Adjustment in minimum pension liability.....         --        --         --        --          --         --             --
Change in effective portion of derivative
  loss......................................         --        --         --        --          --         --             --
Total comprehensive loss....................
Issuance of American Achievement Series B
  Preferred Stock...........................         --        --      6,000       160          --         --         15,840
Exchange of Series B Preferred Stock for
  Series A and common stock.................    146,880         1    (16,000)     (160)     12,137          1            158
Accrued dividends on CBI Inc. "Old" Series A
  Preferred Stock (unaudited)...............         --        --         --        --          --         --             --
Exercise of Stock Options...................         --        --         --        --         300         --              2
                                              ---------   -------    -------     -----     -------    -------        -------
Balance, August 25, 2001....................  1,001,347   $    10         --     $  --     809,351    $     8        $94,760
                                              ---------   -------    -------     -----     -------    -------        -------
Comprehensive loss-
Net loss (unaudited)........................         --        --         --        --          --         --             --
Adjustment in minimum pension liability
  (unaudited)...............................         --        --         --        --          --         --             --
Reclassification into earnings for
  derivative termination (unaudited)........         --        --         --        --          --         --             --
Total comprehensive loss (unaudited)........
Accrued dividends on CBI Inc. "Old" Series A
  Preferred Stock (unaudited)...............         --        --         --        --          --         --             --
Issuance of American Achievement Series A...
  Preferred Stock (unaudited)...............      5,500        --         --        --          --         --            550
                                              ---------   -------    -------     -----     -------    -------        -------
Balance, February 23, 2002 (unaudited)......  1,006,847   $    10         --     $  --     809,351    $     8        $95,310
                                              ---------   -------    -------     -----     -------    -------        -------


                                              ACCUMULATED OTHER
                                                COMPREHENSIVE     ACCUMULATED
                                                    LOSS            DEFICIT      TOTAL
                                              -----------------   -----------   --------
Balance, August 26, 2000....................       $    --         $(15,678)    $ 63,098
Comprehensive loss-
Net loss....................................            --           (3,340)      (3,340)
Adjustment in minimum pension liability.....          (519)              --         (519)
Change in effective portion of derivative
  loss......................................        (2,232)              --       (2,232)
                                                   -------         --------     --------
Total comprehensive loss....................        (2,751)          (3,340)      (6,091)
Issuance of American Achievement Series B
  Preferred Stock...........................            --               --       16,000
Exchange of Series B Preferred Stock for
  Series A and common stock.................            --               --           --
Accrued dividends on CBI Inc. "Old" Series A
  Preferred Stock (unaudited)...............            --           (1,200)      (1,200)
Exercise of Stock Options...................            --               --            2
                                                   -------         --------     --------
Balance, August 25, 2001....................       $(2,751)        $(20,218)    $ 71,809
                                                   -------         --------     --------
Comprehensive loss-
Net loss (unaudited)........................            --          (12,494)     (12,494)
Adjustment in minimum pension liability
  (unaudited)...............................        (1,654)              --       (1,654)
Reclassification into earnings for
  derivative termination (unaudited)........         2,232               --        2,232
                                                   -------         --------     --------
Total comprehensive loss (unaudited)........           578          (12,494)     (11,916)
Accrued dividends on CBI Inc. "Old" Series A
  Preferred Stock (unaudited)...............            --             (600)        (600)
Issuance of American Achievement Series A...
  Preferred Stock (unaudited)...............            --               --          550
                                                   -------         --------     --------
Balance, February 23, 2002 (unaudited)......       $(2,173)        $(33,312)    $ 59,843
                                                   -------         --------     --------

   The accompanying notes are an integral part of these financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               FOR THE SIX MONTHS ENDED
                                                              ---------------------------
                                                              FEBRUARY 23,   FEBRUARY 24,
                                                                  2002           2001
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss....................................................    $(12,494)      (10,854)
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Loss on early extinguishment of debt....................       5,650            --
    Depreciation and amortization...........................       9,575         7,982
    Amortization of debt discount and deferred financing
     fees...................................................         549           618
    Provision for doubtful accounts.........................         653           922
    Changes in assets and liabilities-
      (Increase) decrease in accounts receivables...........       7,374        (1,159)
      Increase in inventories...............................     (12,144)      (10,143)
      Decrease in prepaid expenses and other current
       assets...............................................       2,106           990
      Decrease (increase) in other assets...................        (848)        1,420
      Increase in customer deposits.........................      23,012        36,960
      Decrease in bank overdraft, accounts payable, accrued
       expenses and other long-term liabilities.............        (762)       (1,935)
                                                                --------       -------
    Net cash provided by operating activities...............      22,671        24,801
                                                                --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES;
    Purchases of property, plant and equipment..............      (3,736)       (3,752)
                                                                --------       -------
      Net cash used in investing activities.................      (3,736)       (3,752)
                                                                --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Senior Unsecured Notes, net of debt issue
    cost....................................................     167,318            --
  Payments on term loan facility, net.......................    (121,400)       (3,276)
  Revolver payments, net....................................     (33,859)      (18,357)
  Payment of bridge notes to affiliate......................     (28,383)           --
                                                                --------       -------
      Net cash used in financing activities.................     (16,324)      (21,633)
                                                                --------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       2,611          (584)

CASH AND CASH EQUIVALENTS, beginning of period..............       2,636         1,887
                                                                --------       -------

CASH AND CASH EQUIVALENTS, end of period....................    $  5,247       $ 1,303
                                                                ========       =======

SUPPLEMENTAL DISCLOSURE
  Cash paid during the period for--
    Interest................................................    $ 13,282       $10,132
                                                                ========       =======
    Taxes...................................................    $    566       $    38
                                                                ========       =======

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Accrued preferred stock dividends.........................    $    600       $   600
                                                                ========       =======
  Issuance of stock in settlement of obligation.............    $    550       $    --
                                                                ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) BACKGROUND AND ORGANIZATION:

    American Achievement Corporation, a Delaware corporation (together with its subsidiaries, AAC or the Company) is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company also operates a division, which sells achievement publications in the specialty directory publishing industry nationwide. The Company markets its products and services primarily in the United States and operates in two reporting segments, scholastic products and affinity products. The Company's corporate offices and primary manufacturing facilities are located in Austin and Dallas, Texas.

    We changed our name from Commemorative Brands Holding Corporation to American Achievement Corporation on January 23, 2002. Our Company was formed on June 27, 2000 to serve as a holding company for the Commemorative Brands, Inc. ("CBI") operations and future acquisitions.

    On July 27, 2000, we acquired Taylor Senior Holding Corp ("TSHC"), the parent company of Taylor Publishing Company ("Taylor") which produces the Company's yearbooks (the "Taylor Acquisition"). On March 30, 2001, we acquired Educational Communications, Inc. ("ECI") (the "ECI Acquisition") (See Note 3). ECI has been in the academic achievement publication business since 1967.

    The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the six months ended February 23, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR END

    CBI uses a 52/53-week fiscal year ending on the last Saturday of August.

CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
INVENTORIES

    Inventories, which include raw materials, labor and manufacturing overhead, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

SALES REPRESENTATIVE ADVANCES AND RELATED RESERVE

    The Company advances funds to sales representatives and makes payments to predecessor sales representatives on behalf of successor sales representatives as prepaid commissions against anticipated earnings. Such amounts are repaid by the sales representatives through earned commissions on product sales. The Company provides reserves to cover those amounts which it estimates to be uncollectible. These amounts are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided principally using the straight-line method.

    Maintenance, repairs and minor replacements are charged against income as incurred; major replacements and betterments are capitalized. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected as other income or expense for the period.

TRADEMARKS

    The value of trademarks was determined based on a third-party appraisal and is being amortized on a straight-line basis over 40 years and 20 years for CBI and ECI, respectively.

GOODWILL

    Costs in excess of fair value of net tangible and identifiable intangible assets acquired are included in goodwill in the accompanying consolidated balance sheets. Goodwill is being amortized on a straight-line basis over 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company would use an estimate of the related product lines undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
OTHER ASSETS

    Other assets include deferred financing costs, customer lists, work force in place and ring samples supplied to national chain stores and sales representatives of the Company. All values are amortized on a straight-line basis as follows:

DESCRIPTION                                                   USEFUL LIFE
-----------                                                   -----------
Deferred financing costs....................................   1-7 years
Customer lists..............................................    12 years
Work force in place.........................................     7 years
Ring samples................................................     6 years

IMPAIRMENT OF LONG-LIVED ASSETS

    Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," deals with accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets (e.g., property, plant and equipment and intangibles) be reviewed for impairment whenever events or changes in circumstances, such as changes in market value, indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. Impairment losses are to be measured based on the fair value of the asset. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related product lines undiscounted cash flows over the remaining lives of the assets in measuring whether the assets are recoverable.

INCOME TAXES

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized net of any valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, bank overdraft, accounts payable and long-term debt. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, bank overdraft and accounts payable approximate fair value due to their short-term nature. The fair value of the Company's long-term debt approximates the recorded amount based on current rates available to the Company for debt with the same or similar terms.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
DERIVATIVE FINANCIAL INSTRUMENTS

    The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," beginning on August 27, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

    The Company designates its derivatives based upon criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

    Free-standing derivatives are reflected at their fair value with any changes in fair value being reported to other income or loss.

REVENUE RECOGNITION

    Revenues from product sales are recognized at the time the product is shipped and the risks and rewards of ownership have passed to the customer. Provisions for sales returns, warranty costs and rebates expenses are recorded at the time of sale based on historical information and current trends.

SEASONALITY

    The Company's scholastic product sales tend to be seasonal. Class ring sales are highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for class rings for delivery to students before the winter holiday season. Sales of the Company's fine paper products are predominantly made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in May and June. The Company has historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. Yearbook sales are highest during the months of May through June, as yearbooks are typically shipped to schools prior to the school's summer break. The Company's recognition and affinity product line sales are also seasonal. The majority of the sales of achievement publications are shipped in November of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of the seasonality of the class ring business on the Company are somewhat tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
CONCENTRATION OF CREDIT RISK

    Credit is extended to certain industries, such as educational and retail, which may be affected by changes in economic or other external conditions. The Company's policy is to manage its exposure to credit risk through credit approvals and limits.

SHIPPING AND HANDLING FEES

    In accordance with Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company recognizes as revenue amounts billed to customers related to shipping and handling, with the related expense recorded as a component of cost of sales.

SUPPLIER CONCENTRATION

    The Company purchases substantially all synthetic and semi-precious stones from a single supplier located in Germany who is also the supplier to substantially all of the class ring manufacturers in the United States.

ADVERTISING

    The Company expenses advertising costs over the period of benefit, although certain advertising and promotion costs that are directly related to a product are incurred in advance of the sale occurring. These amounts are included in prepaid expenses and other current assets and are recognized ratably over the period in which the sale of products occurs.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

COMPREHENSIVE LOSS

    Beginning in fiscal year 2001, the effective portion of the loss on derivatives and unrecognized losses on accrued minimum pension liabilities were included in other comprehensive loss. The following amounts were included in accumulated other comprehensive loss as of the six months ended February 23, 2002 (in thousands):

Effective portion of derivative loss........................   $   --
Unrecognized loss on minimum pension liability..............    2,173
                                                               ------
Accumulated other comprehensive loss........................   $2,173
                                                               ======

    For measurement purposes for the Taylor Publishing Company Plan, the weighted average discount rate used in determining the accumulated benefit obligation was revised to 7.0 from 7.5 percent between the periods of February 23, 2002 and August 25, 2001. Approximately $1,654,000 of the

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) unrecognized loss on minimum pension liability is a result of the change in the estimated weighted average discount rate effective January 2002. As of February 23, 2002 the Company no longer held any derivatives considered to be cash flow hedges.

NEW ACCOUNTING PRONOUNCEMENTS

    On July 23, 2001, the Financial Accounting Standards Board released for issuance SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001, be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. Under SFAS
No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

    The Company anticipates adopting SFAS No. 142 beginning on September 1, 2002, the first day of fiscal year 2003. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations. The impact of adoption may be material. Upon adoption of these standards, goodwill amortization will cease and certain intangibles such as workforce in place will be reclassified into goodwill.

    In August 2001, the Financial Accounting Standards Board released SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions, and also provides additional implementation guidance for SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company anticipates adopting SFAS No. 144 effective September 1, 2002, and management does not expect the adoption to have a material impact on the Company's financial position and results of operations.

(3) SIGNIFICANT ACQUISITIONS:

    Effective March 30, 2001, Honors Acquisition Corporation, a wholly owned subsidiary of American Achievement, purchased all the outstanding stock of ECI, for a total purchase price of $58.7 million. The acquisition of ECI was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair values. Subsequent to the transaction, Honors Acquisition Corporation was dissolved into the Company, and ECI remained the surviving wholly owned subsidiary of the Company. ECI's primary business is the sales and marketing of achievement publications of the specialty directory publishing industry.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(3) SIGNIFICANT ACQUISITIONS: (CONTINUED)
    The estimated fair value of assets acquired and liabilities assumed relating to the ECI acquisition, which is preliminary and subject to further refinements in accordance with accounting principles generally accepted in the United States, is summarized below (in thousands):

Working capital.............................................  $ 5,534
Property, plant and equipment...............................      400
Other intangibles...........................................   17,240
Goodwill....................................................   35,492
Other long-term assets......................................       44
                                                              -------
                                                              $58,710
                                                              =======

    Goodwill and other intangibles related to ECI are amortized on a straight-line basis over their useful lives which range from three to 40 years.

    The Company incurred approximately $2.4 million in financing costs associated with the purchase agreement. These costs have been capitalized and are included in the accompanying consolidated balance sheets as of February 23, 2002 and August 25, 2001. These costs were written off in connection with the early extinguishment of debt (see Note 5).

    As a result of this transaction, the consolidated financial statements of the Company for the six months ended February 23, 2002, include the results of operations of ECI for the six months ended February 23, 2002, while the consolidated financial statements of the Company for the six months ended February 24, 2001 include no results of operations of ECI.

    The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the ECI acquisition had been completed as of the beginning of the periods presented (in thousands):

                                                        FOR THE SIX MONTHS ENDED
                                                       ---------------------------
                                                       FEBRUARY 23,   FEBRUARY 24,
                                                           2002           2001
                                                       ------------   ------------
                                                       (UNAUDITED)    (UNAUDITED)
Net sales............................................     $127,621       $130,569
Net loss before extraordinary item...................       (6,844)        (7,434)
Net loss to common stockholders......................      (13,094)        (8,034)

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(4) INVENTORIES, NET

    A summary of inventories, net is as follows (in thousands):

                                                         FEBRUARY 23,   AUGUST 25,
                                                             2002          2001
                                                         ------------   ----------
                                                         (UNAUDITED)
Raw materials..........................................    $ 8,168        $ 8,545
Work in process........................................     22,395         10,293
Finished goods.........................................      9,079          8,092
Less--Reserves.........................................       (825)          (258)
                                                           -------        -------
                                                           $38,816        $26,672
                                                           =======        =======

    Cost of sales includes depreciation and amortization of $3,902,000 and $3,563,000, for the six months ended February 23, 2002 and February 24, 2001, respectively.

(5) LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                              FEBRUARY 23,   AUGUST 25,
                                                                  2002          2001
                                                              ------------   ----------
                                                              (UNAUDITED)
11 5/8% Senior unsecured notes due 2007.....................    $175,457      $     --
11% Senior subordinated notes due 2007 Senior secured credit
  facility..................................................      41,355        41,355
Former senior credit facility:
  Revolving credit facility.................................          --        33,859
  Term Loan A...............................................          --        57,000
  Term Loan B...............................................          --        64,400
Bridge notes to affiliates..................................          --        26,995
                                                                --------      --------
    Total debt..............................................    $216,812      $223,609
Less: current portion.......................................          --        12,900
                                                                --------      --------
    Total long-term debt....................................    $216,812      $210,709
                                                                ========      ========

11 5/8% SENIOR UNSECURED NOTES

    As of February 20, 2002, the Company issued $177 million of senior unsecured notes (the "Unsecured Notes") due in 2007. The Unsecured Notes bear interest at a stated rate of 11 5/8%. The Unsecured Notes were issued at a discount of 0.872% resulting in net proceeds of approximately $175.5 million before considering financing costs. The effective rate of the Unsecured Notes after discount is approximately 11.87%. The Unsecured Notes rank PARI PASSU with the Company's existing and future senior indebtedness, including obligations under the Company's Senior Secured Credit Facility (as defined below). The Unsecured Notes are guaranteed by the Company's subsidiaries, and the guarantees rank PARI PASSU with existing and future senior debt of the Company and its subsidiaries. The Unsecured Notes and the guarantees on the Unsecured Notes are effectively subordinated to any of the Company's secured debt.

                        AMERICAN ACHIEVEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(5) LONG-TERM DEBT (CONTINUED)

    The Company may not redeem the Unsecured Notes until 2005, except that the Company may redeem up to 35 percent of the Unsecured Notes before the third anniversary of the issue date of the Unsecured Notes as long as (a) the Company pays a certain percentage of the principal amount of the Unsecured Notes, plus interest, (b) the Company redeems the Unsecured Notes within 90 days of completing a public equity offering and (c) at least 65 percent of the aggregate principal amount of the Unsecured Notes issued remains outstanding afterward.

    If a change in control, as defined in the indenture related to the Unsecured Notes (the "AAC Indenture"), occurs, the Company must give the holders of the Unsecured Notes the opportunity to sell their Unsecured Notes to the Company at 101 percent of the principal amount of the Unsecured Notes, plus accrued interest.

    The AAC Indenture contains standard negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions as defined in the indenture. In addition, the AAC Indenture contains covenants which restrict the declaration or payment of dividends by the Company and/or its subsidiaries. The AAC Indenture also requires that the Company meet certain financial covenants including a minimum fixed charge coverage ratio. The Company was in compliance with the AAC Indenture covenants as of February 23, 2002.

11% PERCENT SENIOR SUBORDINATED NOTES

    CBI's 11 percent senior subordinated notes (the "Subordinated Notes") mature on January 15, 2007. The Subordinated Notes are redeemable at the option of CBI in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5 percent of the principal amount thereof if redeemed during 2002 and declining to 100 percent of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages as defined in the indenture relating to the Subordinated Notes, as amended (the "CBI Indenture"), if any, thereon to the date of redemption.

    In the event of a Change of Control (as defined in the CBI Indenture), each holder of the Subordinated Notes will have the right to require CBI to purchase all or any part of such holder's Subordinated Notes at a purchase price in cash equal to 101 percent of the aggregate principal amount thereof, plus accrued and unpaid interest and Liquidated Damages (as defined in the CBI Indenture), if any, thereon to the date of purchase.

    In the event of an Asset Sale (as defined in the CBI Indenture), CBI is required to apply any Net Proceeds (as defined in the CBI Indenture) to permanently reduce senior indebtedness, to acquire another business or long-term assets or to make capital expenditures. To the extent such amounts are not so applied within 365 days and the amount not applied exceeds $5.0 million, CBI is required to make an offer to all holders of the Subordinated Notes to purchase an aggregate principal amount of Subordinated Notes equal to such excess amount at a purchase price in cash equal to 100 percent of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the date of purchase.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(5) LONG-TERM DEBT (CONTINUED)
    The Subordinated Notes contain certain covenants that, among other things, limit the ability of CBI to engage in certain business transactions such as mergers, consolidations or sales of assets that would decrease the value of CBI or cause an event of default.

SENIOR SECURED CREDIT FACILITY

    In conjunction with the issuance of the Unsecured Notes, on February 20, 2002, the Company entered into a new $40 million senior revolving credit facility (the "Senior Secured Credit Facility") with various financial institutions, with all of the Company's current domestic subsidiaries as guarantors. Loans made pursuant to the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of the Company's and the Company's domestic subsidiaries' assets and in all of the Company's domestic subsidiaries' capital stock.

    Availability under the Senior Secured Credit Facility is restricted to the lesser of (1) $40 million or (2) the Borrowing Base Amount as defined in the credit agreement under the Senior Secured Credit Facility (the "Credit Agreement"). Availability under the Senior Secured Credit Facility as of February 23, 2002 was approximately $37.5 million with no borrowings outstanding. The Senior Secured Credit Facility matures on February 20, 2006.

    Advances under the Senior Secured Credit Facility may be made as base rate loans or LIBOR loans at the Company's election (except for the initial loans which were base rate loans). Interest rates payable upon advances are based upon the base rate or LIBOR depending on the type of loan the Company chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the Credit Agreement).

    The Credit Agreement contains standard negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on indebtedness, liens, and the gold consignment agreement, among other restrictions. In addition, the Credit Agreement requires that the Company meet certain financial covenants, ratios and tests, including capital expenditure limits, a maximum secured leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio. The Company was in compliance with the Credit Agreement convenants as of February 23, 2002.

EARLY EXTINGUISHMENT OF DEBT

    In conjunction with the issuance of the Unsecured Notes and entrance into the Senior Secured Credit Facility, the Company paid off the then outstanding term loans and revolver under the former credit facility, the bridge notes to affiliates and settled all but $25 million in notional amount of the interest rate swap agreements. The Company recognized an extraordinary charge in February 2002 of approximately $5.7 million, net of income tax benefit, relating to the write-off of unamortized deferred financing costs and, due to the termination and reclassification of interest rate swaps, the Company recorded a charge to other expense for approximately $2.6 million.

    As a result of the early prepayment of certain debt obligations, the remaining interest rate swap agreement representing a notional amount of $25 million has been reclassified as a free-standing derivative. As such, any changes in the fair value of this derivative will result mark-to-market

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(5) LONG-TERM DEBT (CONTINUED)
adjustment of the carrying value with any changes being reported to other income or loss. As of February 23, 2002, the fair value of this derivative represented a liability of approximately $1.3 million.

GOLD CONSIGNMENT AGREEMENT

    In connection with the Taylor Acquisition and refinancing during fiscal year 2000, the Company signed a gold consignment financing agreement with a bank. Under the Company's gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $10.1 million or a borrowing base, determined based upon a percentage of gold located at the Company's facilities and other approved locations, as specified by the agreement. For the six months ended February 23, 2002 and February 24, 2001, the Company expensed consignment fees of approximately $117,100 and $95,000, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of February 23, 2002 and August 25, 2001, the Company held approximately 20,140 ounces and 14,620 ounces, respectively, of gold valued at $5.9 million and $4.0 million, respectively, on consignment from the bank.

    The long-term debt outstanding as of February 23, 2002, matures as follows (in thousands):

                                                                AMOUNT
                                                               MATURING
FISCAL YEAR ENDING                                            -----------
                                                              (UNAUDITED)
2003........................................................    $     --
2004........................................................          --
2005........................................................          --
2006........................................................          --
2007........................................................     216,812
Thereafter..................................................          --
                                                                --------
                                                                $216,812
                                                                ========

    The weighted average interest rate of debt outstanding as of February 23, 2002 and August 25, 2001 was 10.4% and 11.9%, respectively.

    The Company's management believes the carrying amount of long-term debt, including the current maturities, approximates fair value as of February 23, 2002 and August 25, 2001, based upon current rates offered for debt with the same or similar debt terms.

(6) COMMITMENTS AND CONTINGENCIES

LEASES

    Certain Company facilities and equipment are leased under agreements expiring at various dates through 2008.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(6) COMMITMENTS AND CONTINGENCIES (CONTINUED)
CONTRACTS WITH SALES REPRESENTATIVES

    The Company is a party to certain contracts with some of its sales representatives whereby the representatives have purchased from their predecessors the right to sell the Company's products in a territory. The contracts generally provide that the value of those rights is primarily determined by the amount of business achieved by a successor sales representative and is therefore not determinable in advance of performance by the successor sales representative.

PENDING LITIGATION

    The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to the business. In management's opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's results of operations or financial position.

(7) INCOME TAXES

    For the six months ended February 23, 2002 and the six months ended
February 24, 2001, the Company expensed $263,000 and $471,000, respectively, related to state income taxes. No net federal income tax benefit is reflected in the income statement since the potential benefit of net operating losses incurred by the Company has been offset by a valuation allowance.

(8) STOCKHOLDERS' EQUITY

    During the six months ended February 23, 2002, 5,500 shares of the American Achievement "New" Series A Preferred were issued to an executive pursuant to a bonus provided for in fiscal 2001. In the event of any liquidation, dissolution or winding up of the Company, the holders of the American Achievement "New" Series A Preferred shall receive payment of the liquidation value of $100 per share plus any accrued and unpaid dividends prior to the payment of any distributions to the holders of the American Achievement "New" Common of the Company, which totals approximately $100,685,000 and $100,135,000 at February 23, 2002, and August 25, 2001, respectively.

STOCK-BASED COMPENSATION

    During the six months ended February 23, 2002, the Company issued an option to purchase 12,500 shares of American Achievement common stock at fair market value to an executive whereby the terms of the option are the same as provided for in the 2000 Stock Option Plan with the exception that the option vests on date of grant.

    Incentive stock options for 69,853 shares and 28,596 shares and nonqualified stock options for 2,230 and 1,874 shares of the Company's common stock were outstanding as of February 23, 2002, and August 25, 2001, respectively.

    Pursuant to an employment agreement entered into between the Company and its chief executive officer in July 1999, and as amended as of February 1, 2002, if the Company achieves a certain consolidated EBITDA target, as defined by the agreement, for the fiscal years commencing with fiscal 2002 and ending in fiscal 2004, the chief executive officer is entitled to receive up to a total of $1 million in face value of American Achievement "New" Series A Preferred Stock during the period.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(9) RELATED-PARTY TRANSACTIONS

    The Company entered into a management agreement on March 30, 2001, with Castle Harlan, Inc. (the "Manager"), pursuant to which the Manager agreed to provide business and organization strategy, financial and investment management and merchant and investment banking services to the Company and its subsidiaries. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The agreement is for a term of 10 years, renewable automatically from year to year unless CHPIII or CHPII shall own less than 5 percent of the then-outstanding capital stock of the Company. Beginning fiscal year 2002, the Company is to pay a management fee equal to $3,000,000, unless otherwise prohibited by the Company's Credit Agreement. The Company was subject to a similar management agreement with the Manager which was signed on July 27, 2000, and an agreement signed on December 16, 1996. Amounts paid under all management agreements totaled approximately $1,500,000 and $1,250,000 for the six months ended February 23, 2002 and February 24, 2001, respectively. As of February 23, 2002, and August 25, 2001, the Company had accrued management fees of approximately $750,000 and $688,000, respectively. Included in deferred financing costs for the ECI Acquisition is approximately $557,000 of management fees.

    In connection with the ECI Acquisition, the Company has a receivable from the Castle Harlan Group relating to the acquisition expenses which were to be reimbursed to the Company. The amount of such receivables were approximately $130,000 as of February 23, 2002 and August 25, 2001, respectively.

    In conjunction with the issuance of the Unsecured Notes and entrance into the Senior Secured Credit Facility (See Note 5), the Company paid off the bridge notes to affiliates.

(10) BUSINESS SEGMENTS:

    The Company operates in two reportable business segments: scholastic products, and recognition and affinity products. The principal products sold in the scholastic segment are class rings, yearbooks and graduation products, which include fine paper products and graduation accessories. The scholastic segment primarily serves the high school and college markets. The recognition and affinity segment includes publications that recognize the academic achievement of top students at the high school and college levels, jewelry commemorating family events, fan affinity jewelry and related products, and

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(10) BUSINESS SEGMENTS: (CONTINUED)
professional sports championship rings. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

                                                                           RECOGNITION
                                                                               AND
                                                              SCHOLASTIC    AFFINITY      TOTAL
                                                              ----------   -----------   --------
Three months ended February 24, 2001
  Net sales.................................................   $ 45,599      $ 7,014     $ 52,613
  Interest expense..........................................      4,758          528        5,286
  Depreciation and amortization.............................      3,670          442        4,112
  Segment operating income (loss)...........................      1,630         (115)       1,515
  Capital expenditures......................................      1,623          197        1,820
  Segment assets............................................    296,182       32,909      329,091

Three months ended February 23, 2002
  Net sales.................................................   $ 44,726      $ 5,323     $ 50,049
  Interest expense..........................................      3,394        1,888        5,282
  Depreciation and amortization.............................      3,712        1,102        4,814
  Segment operating income (loss)...........................        687       (2,670)      (1,983)
  Capital expenditures......................................      1,460          188        1,648
  Segment assets............................................    294,585       86,938      381,523

Six months ended February 24, 2001
  Net sales.................................................   $103,988      $12,963     $116,951
  Interest expense..........................................     10,039        1,115       11,154
  Depreciation and amortization.............................      7,184          798        7,982
  Segment operating income (loss)...........................      2,039       (1,268)         771
  Capital expenditures......................................      3,377          375        3,752
  Segment assets............................................    296,182       32,909      329,091

Six months ended February 23, 2002
  Net sales.................................................   $103,112      $24,509     $127,621
  Interest expense..........................................      8,731        2,481       11,212
  Depreciation and amortization.............................      7,478        2,097        9,575
  Segment operating income (loss)...........................      1,767        5,473        7,240
  Capital expenditures......................................      3,362          374        3,736
  Segment assets............................................    294,585       86,938      381,523

    The Company's reportable segments are strategic business units that offer products to different consumer segments. Each segment is managed separately because each business requires different marketing strategies. The Company evaluates the performance of each segment based on the profit or loss from operations before income taxes, excluding nonrecurring gains or losses.

(11) REGISTRATION WITH SECURITIES AND EXCHANGE COMMISSION

    On March 14, 2002, the Company filed a registration statement on Form S-4 (Commission File No. 333-84294) with the Securities and Exchange Commission (the "Registration Statement"), relating to the offer to exchange $177 million of the Company's 11 5/8% Senior Notes due 2007, Series B for any and all outstanding "Unsecured Notes". The Registration Statement was declared effective on
April 8, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Disclosure Regarding Forward-Looking Statements."

OVERVIEW

    We are one of the leading manufacturers and suppliers of class rings, yearbooks, academic achievement publications and recognition and affinity jewelry in the United States. Our two principal business segments are: scholastic products and recognition and affinity products. The scholastic products segment serves the high school, college and, to a lesser extent, the elementary and junior high school markets and accounted for approximately 81% of our net sales for the six months ended February 23, 2002. Our scholastic products segment consists of three principal categories: class rings, yearbooks and graduation products, the last of which includes fine paper products and graduation accessories.

    The recognition and affinity products segment accounted for approximately 19% of our net sales for the six months ended February 23, 2002. This segment provides, among other things, publications that recognize the academic achievement of top students at the high school and college levels, as well as the nation's most inspiring teachers, jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

COMPANY BACKGROUND

    Commemorative Brands, Inc. ("CBI") was initially formed by Castle Harlan Partners II, L.P. ("CHPII"), a private equity investment fund, in March 1996 for the purpose of acquiring substantially all of the ArtCarved operations of CJC Holdings, Inc. and the Balfour operations of L. G. Balfour Company, Inc.. These acquisitions were consummated on December 16, 1996. Until such date, CBI engaged in no business activities other than in connection with the completion of the acquisitions and the financing thereof.

    Our Company was formed on June 27, 2000 to serve as a holding company for the CBI operations and future acquisitions. Upon formation, each share of CBI's issued and outstanding common stock was converted into one share of our common stock, and each share of CBI's issued and outstanding series B preferred stock was converted into one share of our series A preferred stock. The original holders of CBI's series A preferred stock continued to hold such shares. We changed our name from Commemorative Brands Holding Corporation to American Achievement Corporation on January 23, 2002.

    TAYLOR ACQUISITION. On February 11, 2000, Castle Harlan Partners III, L.P. ("CHPIII"), one of our stockholders and an affiliate of CHPII, acquired Taylor, whose primary business is the designing and printing of student yearbooks. On July 27, 2000, we acquired all issued and outstanding shares of Taylor Senior Holding Corp ("TSHC"), Taylor's parent, through the issuance of 320,929 shares of our common stock and 393,482 shares of our series A preferred stock (the "Taylor Acquisition"). The Taylor Acquisition was accounted for under the purchase method of accounting.

    ECI ACQUISITION. On March 30, 2001, we acquired all of the capital stock of ECI for a purchase price of approximately $58.7 million (the "ECI Acquisition"). ECI has been in the academic achievement publication business since 1967 and publishes such well-known titles as, Who's Who Among American High School Students, The National Dean's List and Who's Who Among America's Teachers. The ECI Acquisition was accounted for under the purchase method of accounting. As a result of this transaction, our consolidated financial statements for the six months ended February 23, 2002 include the results of operations for ECI for the six months ended February 23, 2002, while our consolidated financial statements for the six months ended February 24, 2001 include no results of operations of ECI.

RESULTS OF OPERATIONS

    The following table sets forth selected information from our Consolidated Statements of Operations expressed on an actual basis and as a percentage of net sales.

                                          THREE MONTHS ENDED                           SIX MONTHS ENDED
                               -----------------------------------------   -----------------------------------------
                                FEBRUARY 23, 2002     FEBRUARY 24, 2001     FEBRUARY 23, 2002     FEBRUARY 24, 2001
                               -------------------   -------------------   -------------------   -------------------
                                          % OF NET              % OF NET              % OF NET              % OF NET
                                ACTUAL     SALES      ACTUAL     SALES      ACTUAL     SALES      ACTUAL     SALES
                               --------   --------   --------   --------   --------   --------   --------   --------
Net sales....................  $ 50,049    100.0%    $52,613     100.0%    $127,621    100.0%    $116,951    100.0%
Cost of sales................    21,563     43.1%     21,650      41.1%      57,510     45.1%      57,189     48.9%
                               --------    -----     -------     -----     --------    -----     --------    -----
    Gross Profit.............    28,486     56.9%     30,963      58.9%      70,111     54.9%      59,762     51.1%
Selling, general and
  administrative expenses....    30,469     60.9%     29,448      56.0%      62,871     49.3%      58,991     50.4%
                               --------    -----     -------     -----     --------    -----     --------    -----
Operating income (loss)......    (1,983)     4.0%      1,515       2.9%       7,240      5.7%         771      0.7%
Interest expense, net........     5,282     10.6%      5,286      10.0%      11,212      8.8%      11,154      9.5%
Other expense................     2,609      5.2%         --       0.0%       2,609      2.0%          --        0%
                               --------    -----     -------     -----     --------    -----     --------    -----
    Income (loss) before
      taxes..................    (9,874)    19.8%     (3,771)      7.2%      (6,581)     5.2%     (10,383)     8.9%
Provision for income taxes...       143      0.3%        102       0.2%         263      0.2%         471      0.4%
Loss on extinguishments of
  debt.......................     5,650     11.3%         --       0.0%       5,650      4.4%          --      0.0%
                               --------    -----     -------     -----     --------    -----     --------    -----
Net income (loss)............  $(15,667)    31.4%    $(3,873)      7.4%    $(12,494)     9.8%    $(10,854)     9.3%
                               ========    =====     =======     =====     ========    =====     ========    =====

THREE MONTHS ENDED FEBRUARY 23, 2002 COMPARED WITH THREE MONTHS ENDED
  FEBRUARY 24, 2001.

    NET SALES. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $2.6 million, or 4.9%, to $50.0 million for the three months ended February 23, 2002 from $52.6 million for the three months ended February 24, 2001. This decline in net sales was due primarily to timing of shipments and the decline in personalized family jewelry and lower sales of affinity and sports jewelry.

    The following details the changes in net sales during such periods by business segment.

    SCHOLASTIC PRODUCTS. Net sales decreased $0.9 million to $44.7 million for the three months ended February 23, 2002 from $45.6 million for the three months ended February 24, 2001. The decrease in net sales was due to $3.2 million of in-school high school rings shipping early in the first quarter ended
November 24, 2001 and timing of yearbook shipments of $0.8 million. These declines in net sales were offset by increased unit volume of in-store ring sales, timing of college ring shipments, and early shipment of graduation products as a result of manufacturing efficiencies.

    RECOGNITION AND AFFINITY PRODUCTS. Net sales decreased $1.7 million to $5.3 million for the three months ended February 23, 2002 from $7.0 million for the three months ended February 24, 2001. The decrease was primarily the result of a decline in personalized family jewelry and lower sales of affinity and sports jewelry offset by $0.6 million of net sales attributable to ECI.

    GROSS PROFIT. Gross margin represents gross profit as a percentage of net sales. Gross margin was 56.9% for the three months ended February 23, 2002, a
2.0 percentage point decrease from 58.9% for the three months ended
February 24, 2001. Excluding ECI, gross margin for the three months ended

February 23, 2002 would have been 57.3%, a 1.6 percentage point decrease from the three months ended February 24, 2001. The decrease (excluding ECI) was the result of a combination of a decrease in class ring margins due to decreased overall unit shipments causing fixed costs per unit to increase and a decrease in sales of personalized family jewelry, affinity and sports jewelry and yearbooks for the three months ended February 23, 2002 as compared to the three months ended February 24, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.1 million, or 3.7%, to $30.5 million for the three months ended February 23, 2002 from $29.4 million for the three months ended February 24, 2001. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $0.1 million to $20.3 million, for the three months ended February 23, 2002 from $20.4 million, for the three months ended February 24, 2001. General and administrative expenses for the three months ended February 23, 2002 were $10.2 million, or 20.3% of net sales, as compared to $9.1 million, or 17.3% of net sales, for the three months ended February 24, 2001. Excluding ECI, general and administrative expenses for the three months ended February 23, 2002 would have been $9.1 million or 18.4% of net sales, a 1.1 percentage point increase from the three months ended February 24, 2001. This increase in general and administrative expenses as a percentage of net sales was primarily a result of increased medical expenses.

    OPERATING INCOME (LOSS). As a result of the foregoing, operating loss was $2.0 million, or 4.0% of net sales, for the three months ended February 23, 2002 as compared with operating income of $1.5 million, or 2.9% of net sales, for the three months ended February 24, 2001. The scholastic products segment reported operating income of $0.7 million for the three months ended February 23, 2002 as compared with $1.6 million for the three months ended February 24, 2001. The recognition and affinity products segment reported an operating loss of $2.7 million for the three months ended February 23, 2002 as compared with an operating loss of $0.1 million for the three months ended February 24, 2001.

    INTEREST EXPENSE, NET. Net interest expense was $5.3 million for the three months ended February 23, 2002 and the three months ended February 24, 2001. The average debt outstanding for the three months ended February 23, 2002 and the three months ended February 24, 2001 was $209 million and $181 million, respectively. The weighted average interest rate of debt outstanding for the three months ended February 23, 2002 and the three months ended February 24, 2001 was 10.0% and 12.0%, respectively.

    OTHER EXPENSE. Other expense was $2.6 million for the six months ended February 23, 2002. The $2.6 million was a result of the termination and reclassification of the interest rate swaps that occurred in conjunction with the issuance of the Unsecured Notes and the Senior Secured Credit Facility on February 20, 2002. The remaining interest rate swap agreement representing a notional amount of $25 million has been reclassified as a free-standing derivative. As such, any changes in the fair value of this derivative will result in a mark-to-market adjustment of the carrying value with any changes being reported to other income or loss. As of February 23, 2002, the fair value of this derivative represented a liability of approximately $1.3 million.

    PROVISION FOR INCOME TAXES. For the three months ended February 23, 2002 and the three months ended February 24, 2001, we expensed $143,000 and $102,000, respectively, for state income taxes. There is no federal income tax provision or benefit, as a valuation reserve exists due to our historical net operating losses.

    LOSS ON EXTINGUISHMENT OF DEBT. In conjunction with the issuance of the Unsecured Notes and the Senior Secured Credit Facility on February 20, 2002, the Company paid off the then outstanding term loans and revolver under the former credit facility and bridge notes to affiliates. As a result, a loss of $5.7 million was recognized relating to the write-off of unamortized deferred financing costs.

    NET INCOME (LOSS). As a result of the foregoing, we reported a net loss of $15.7 million for the three months ended February 23, 2002 as compared to a net loss of $3.9 million for the three months ended February 24, 2001.

SIX MONTHS ENDED FEBRUARY 23, 2002 COMPARED WITH SIX MONTHS ENDED FEBRUARY 24,
  2001.

    NET SALES. Net sales increased $10.6 million, or 9.1%, to $127.6 million for the six months ended February 23, 2002 from $117.0 million for the six months ended February 24, 2001. The increase was due primarily to the inclusion of $14.1 million of net sales from ECI, which we acquired on March 30, 2001, offset by a decline in sales of other product lines.

    The following details the changes in net sales during such periods by business segment.

    SCHOLASTIC PRODUCTS. Net sales for the six months ended February 23, 2002 and February 24, 2001 were $103.1 million and $104.0 million, respectively. The in-school high school segment of graduation products revenues increased
$2.7 million for the six months ended February 23, 2002 as compared with the six months ended February 24, 2001 due to earlier shipments as a result of manufacturing efficiencies. The increase was offset by a decline in net sales of college rings of $0.7 million and in net sales of yearbooks of $2.9 million as a result of timing of shipments.

    RECOGNITION AND AFFINITY PRODUCTS. Net sales increased $11.5 million to $24.5 million for the six months ended February 23, 2002 from $13.0 million for the six months ended February 24, 2001. The increase was primarily the result of $14.1 million of net sales attributable to ECI. The increase was partially offset by a decline in personalized family jewelry and lower sales of affinity and sports jewelry.

    GROSS PROFIT. Gross margin was 54.9% for the six months ended February 23, 2002, a 3.8 percentage point increase from 51.1% for the six months ended February 24, 2001. The gross margin increase for the six months ended
February 23, 2002 was primarily the result of the inclusion of the ECI operations for this period. Excluding ECI, gross margin for the three months ended February 23, 2002 would have been 51.4%, a 0.3 percentage point increase from the six months ended February 24, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.9 million, or 6.6%, to $62.9 million for the six months ended February 23, 2002 from $59.0 million for the six months ended February 24, 2001. As a percentage of net sales, however, selling, general and administrative expenses decreased 1.1 percentage points for the six months ended February 23, 2002 compared with the three months ended February 24, 2001. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $2.6 million to $42.9 million, or 33.6% of net sales, for the six months ended February 23, 2002 from $40.3 million, or 34.5% of net sales, for the six months ended February 24, 2001. Excluding ECI, selling and marketing expenses would have increased to 35.7% of net sales from 34.5% of net sales for the six months ended February 24, 2001. This increase was a result of increased marketing costs in the in-school segment of both rings and yearbooks and increased promotion costs in the in-store ring market. General and administrative expenses for the six months ended February 23, 2002 were $20.0 million, or 15.7% of net sales, as compared to $18.6 million, or 15.9% of net sales, for the six months ended February 24, 2001. Excluding ECI, general and administrative expenses for the six months ended February 23, 2002 would have been $17.8 million or 15.7% of net sales, a 0.2 percentage point decrease from the six months ended February 24, 2001. This decrease in general and administrative expenses was a result of synergy savings realized from the Taylor Acquisition partially offset by increased medical expenses.

    OPERATING INCOME (LOSS). As a result of the foregoing, operating income was $7.2 million, or 5.7% of net sales, for the six months ended February 23, 2002 as compared with $0.8 million, or 0.7% of net sales, for the six months ended February 24, 2001. The scholastic products segment reported operating income of $1.8 million for the six months ended February 23, 2002 as compared with $2.1 million for the six months ended February 24, 2001. The recognition and affinity products segment reported operating income of $5.5 million for the six months ended February 23, 2002 as compared with an operating loss of $1.3 million for the six months ended February 24, 2001.

    OTHER EXPENSE. Other expense was $2.6 million for the six months ended February 23, 2002. The $2.6 million was a result of the termination and reclassification of the interest rate swaps that occurred in conjunction with the issuance of the Unsecured Notes and the Senior Secured Credit Facility on February 20, 2002. The remaining interest rate swap agreement representing a notional amount of $25 million has been classified as a free-standing derivative. As such, any changes in the fair value of this derivative will result in a mark-to-market adjustment of the carrying value with any changes being reported to other income or loss. As of February 23, 2002, the fair value of this derivative represented a liability of approximately $1.3 million.

    INTEREST EXPENSE, NET. Net interest expense was $11.2 million for the six months ended February 23, 2002 and the six months ended February 24, 2001. The average debt outstanding for the six months ended February 23, 2002 and the six months ended February 24, 2001 was $216 million and $189 million, respectively. The weighted average interest rate of debt outstanding for the six months ended February 23, 2002 and the six months ended February 24, 2001 was 10.4% and 11.9% respectively.

    PROVISION FOR INCOME TAXES. For the six months ended February 23, 2002 and the six months ended February 24, 2001, we expensed $263,000 and $471,000, respectively, for state income taxes. There is no federal income tax provision or benefit, as a valuation reserve exists due to our historical net operating losses.

    LOSS ON EXTINGUISHMENT OF DEBT. In conjunction with the issuance of the Unsecured Notes and the Senior Secured Credit Facility on February 20, 2002, the Company paid off the then outstanding term loans and revolver under the former credit facility and bridge notes to affiliates. As a result, a loss of $5.7 million was recognized relating to the write-off of unamortized deferred financing costs.

    NET INCOME (LOSS). As a result of the foregoing, we reported a net loss of $12.5 million for the six months ended February 23, 2002 as compared to a net loss of $10.9 million for the six months ended February 24, 2001.

SEASONALITY

    The Company's scholastic product sales tend to be seasonal. Class ring sales are highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for class rings for delivery to students before the winter holiday season. Sales of the Company's fine paper products are predominantly made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in May and June. The Company has historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. Yearbook sales are highest during the months of May through June, as yearbooks are typically shipped to schools prior to the school's summer break. The Company's recognition and affinity product line sales are also seasonal. The majority of the sales of achievement publications are shipped in November of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of the seasonality of the class ring business on the Company are somewhat tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. Operating activities provided cash of $22.7 million for the six months ended February 23, 2002 as compared with $24.8 million for the six months ended February 24, 2001. The $2.1 million decrease in cash provided by operating activities was primarily attributable to an increase in inventory of $2.0 million, an increase in prepaid expenses and other assets of $1.1 million and a decrease in customer deposits of $14.0 million. The decreases were partially offset by an increase in operating cash from net income before depreciation and amortization and other noncash charges of $5.2 million and a decrease of $8.5 million in accounts receivables.

    INVESTING ACTIVITIES. Capital expenditures for the six months ended February 23, 2002 and February 24, 2001 were $3.7 million and $3.8 million, respectively. Our projected capital expenditures for 2002 are expected to be $15.0 million.

    FINANCING ACTIVITIES. Net cash used in financing activities was $16.3 million for the six months ended February 23, 2002 and $21.6 million for the six months ended February 24, 2001. For the six months ended February 23, 2002, the cash provided by operating activities and the proceeds received on February 20, 2002 from the issuance of the $177 million of Unsecured Notes, net of financing fees of $167.3 million, were used to pay off the old term loans, revolver and bridge notes. For the six months ended February 24, 2001 payments were made on the revolver and the term loan facility from cash provided by operating activities.

    CAPITAL RESOURCES. In connection with the Taylor Acquisition, we amended and restated our original credit agreement as of July 27, 2000 and increased the amounts available under the term loan A, term loan B and the revolving credit facility. On March 31, 2001, in connection with the ECI Acquisition, we entered into a second amendment to the credit agreement to increase the amounts available under the term loan A and term loan B. As of February 20, 2002, the Company issued $177 million of Unsecured Notes due in 2007 in conjunction with the issuance of the Unsecured Notes, the Company entered into a new $40 million Senior Secured Credit Facility. With these proceeds, the Company paid off the then outstanding term loans and revolver under the former credit facility.

    In connection with the Taylor Acquisition, CBI signed a gold consignment financing agreement with a bank. Under its gold consignment financing agreement, CBI has the ability to have on consignment the lowest of (i) the dollar value of 27,000 troy ounces of gold, (ii) $10.1 million and (iii) a borrowing base, determined based upon a percentage of gold located at CBI's facilities and other approved locations, as specified by the agreement. Under the terms of the consignment arrangement, CBI does not own the consigned gold nor have risk of loss related to such inventory until the money is received by the bank from CBI in payment for the gold purchased. Accordingly, CBI does not include the values of consigned gold in its inventory or the corresponding liability for financial statement purposes. As a result, as of February 23, 2002 and February 24, 2001, CBI held approximately 20,140 ounces and 14,627 ounces, respectively, of gold valued at $5.9 million and $4.0 million, respectively, on consignment from the bank.

    As of February 23, 2002, the Company issued $177 million of Unsecured Notes due in 2007 and a new $40 million Senior Secured facility. With the proceeds thereof, the Company paid off the TP Holding Corp. convertible subordinated bridge promissory notes owing to CHPIII, one of our stockholders, of approximately $19.0 million in the aggregate, including accrued interest, which were due on February 28, 2003 and the convertible subordinated bridge promissory note due to CHPIII of approximately $9.4 million, including accrued interest, which was due on February 28, 2003.

    Cash generated from operating activities and availability under our existing credit facilities have been our principal sources of liquidity. Our liquidity needs arise primarily from debt service, working capital, capital expenditure and general corporate requirements. As of February 23, 2002 we had approximately $37.5 million available under our new credit facility. We believe that cash flow from our operating activities combined with the availability of funds under our new senior secured credit facility will be sufficient to support our operations and liquidity requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

    On July 23, 2001, the Financial Accounting Standards Board released for issuance SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001, be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. Under SFAS
No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

    We anticipate adopting SFAS No. 142 beginning on September 1, 2002, the first day of fiscal year 2003. We are evaluating the impact of the adoption of these standards and have not yet determined the effect of adoption on our financial position and results of operations. The impact of adoption may be material. Upon adoption of these standards, goodwill amortization will cease and certain intangibles such as workforce in place will be reclassified into goodwill.

    In August 2001, the Financial Accounting Standards Board released SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions, and also provides additional implementation guidance for SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We anticipate adopting SFAS No. 144 effective September 1, 2002, and we do not expect the adoption to have a material impact on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE RISK. We have market risk exposure from changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments and through the use of interest rate swaps. Our Credit Agreement and our gold consignment agreement are variable rate facilities. The interest rates under these facilities are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. We do not use derivatives or other financial instruments for trading purposes. Upon the issuance of the Unsecured Notes and the new Senior Secured Credit Facility on February 20, 2002, we settled a portion of our existing swap agreements representing a notional amount of $37.5 million and the remaining interest rate swap agreement representing a notional amount of $25 million has been reclassified as a free-standing derivative. As such, any changes in the fair value of this derivative will result in a mark-to-market adjustment of the carrying value with any changes being reported to other income or loss. As of February 23, 2002, the fair value of this derivative represented a liability of approximately $1.3 million.

    Our derivatives and other financial instruments subject to interest rate risk consist of long-term debt a free standing derivative and notional amount under the gold consignment agreement. The net market value of these financial instruments at February 23, 2002 represented a net liability of $1.3 million.

    SEMI-PRECIOUS STONES. We purchase the majority of our semi-precious stones from a single source supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The purchases are payable in Euros. In order to hedge our market risk, we have purchased forward Euro contracts. During 2002, we did not purchase any forward Deutsche Mark contracts. During 2001, we purchased a total of $2.0 million in forward Deutsche Mark contracts with various maturity dates resulting in a net gain of $0.1 million.

    GOLD. We purchase all of our gold requirements from a bank through our revolving credit and gold consignment agreement. We consign the majority of our gold from a bank and pay for gold as the product is shipped to customers and as required by the terms of the gold consignment agreement. As of February 23, 2002, we had hedged our gold requirements for the fiscal year ending August 31, 2002 by covering the majority of our estimated gold requirements through the purchase of gold options. At February 23, 2002, we held options to purchase 27,500 ounces of gold at an average price of $303 per ounce which expire on a monthly basis from March 2002 through July 2002.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    This report includes forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Although management believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Any change in or adverse development, including the following factors may impact the achievement of results in or accuracy of forward-looking statements: the price of gold and precious, semiprecious and synthetic stones; the Company's access to students and consumers in schools; the seasonality of the Company's business; regulatory and accounting rules; the Company's relationship with its independent sales representatives; fashion and demographic trends; general economic, business, and market trends and events, especially during peak buying seasons for the Company's products; the Company's ability to respond to customer change orders and delivery schedules; development and operating costs; competitive pricing changes; successful completion of management initiatives designed to achieve operating efficiencies; the Company's cash flows; and the Company's ability to draw down funds under its current bank financings and to enter into new bank financings. The foregoing factors are not exhaustive. New factors may emerge or changes may occur that impact the Company's operations and businesses. Forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified on the foregoing or such other factors as may be applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are no materials pending legal proceedings to which the Company is a party or to which any of its property is subject. The Company monitors all claims, and the Company accrues for those, if any, which management believes may be adversely decided against the Company and result in money damages to a third party. The Company has no pending administrative proceedings related to environmental matters involving governmental authorities.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    None

                        AMERICAN ACHIEVEMENT CORPORATION

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 19, 2002.

                                                       AMERICAN ACHIEVEMENT CORPORATION

                                                       By:              /s/ DAVID G. FIORE
                                                            -----------------------------------------
                                                                          David G. Fiore
                                                                     CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ SHERICE P. BENCH
                                                            -----------------------------------------
                                                                         Sherice P. Bench
                                                                     CHIEF FINANCIAL OFFICER