Form 10-Q
period 2002-05-25
AMERICAN ACHIEVEMENT CORP
filed 2002-07-09
CIK 1168468

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

                  FOR THE QUARTERLY PERIOD ENDED MAY 25, 2002
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-84294

                            ------------------------

                        AMERICAN ACHIEVEMENT CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     13-4126506
    (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                           Number)

                               7211 CIRCLE S ROAD
                              AUSTIN, TEXAS 78745
              (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (512) 444-0571

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]. Prior to April 8, 2002, registrant was not subject to such filing requirements.

                         809,351 shares of common stock
               (Number of shares outstanding as of July 9, 2002)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMERICAN ACHIEVEMENT CORPORATION
                  FOR THE QUARTERLY PERIOD ENDED MAY 25, 2002
                                     INDEX

                                                                           PAGE
                                                                         --------
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements and Notes

          Financial Information.......................................      3

          Condensed Consolidated Balance Sheets--
          As of May 25, 2002 (unaudited) and August 25, 2001
            (unaudited)...............................................      4

          Condensed Consolidated Statements of Operations--
          For the Three Months Ended May 25, 2002 (unaudited) and
          May 26, 2001
            (unaudited)...............................................      5

          Condensed Consolidated Statements of Operations--
          For the Nine Months Ended May 25, 2002 (unaudited) and
          May 26, 2001
            (unaudited)...............................................      6

          Condensed Consolidated Statements of Cash Flows--
          For the Nine Months Ended May 25, 2002 (unaudited) and
          May 26, 2001
            (unaudited)...............................................      7

          Notes to Condensed Consolidated Financial Statements
          (unaudited).................................................     8-18

Item 2.   Management's Discussion and Analysis of Financial Condition     19-25
          and Results of Operations...................................

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................    25-26

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................      27

Item 2.   Changes in Securities and Use of Proceeds...................      27

Item 3.   Defaults Upon Senior Securities.............................      27

Item 4.   Submission of Matters to a Vote of Security Holders.........      27

Item 6.   Exhibits and Reports on Form 8-K............................      27

SIGNATURES............................................................      28

PART I. FINANCIAL INFORMATION

    On May 29, 2002, American Achievement Corporation (the "Company") filed a Form 8-K, reporting its termination of its relationship with Arthur Andersen LLP as its independent public accountants. In accordance with Temporary Note 2T to
Article 3 of Regulation S-X ("Temporary Note 2T"), the Company elected not to have Arthur Andersen LLP review the accompanying unaudited condensed consolidated financial statements.

    In addition, as further discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements, the Company has determined that it must restate (1) its unaudited condensed consolidated financial statements for the quarterly periods ended November 24, 2001 and February 23, 2002 and for all quarterly periods during the year ended August 25, 2001 and (2) its consolidated financial statements for the year ended August 25, 2001. The restatement, as more fully discussed in Note 2, relates to (1) the Company changing its revenue recognition on certain sales to independent sales representatives in order to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101") and (2) an income tax benefit related to a net operating loss carryback attributable to one of the Company's subsidiaries, which should have been recognized during the year ended August 25, 2001, representing a future cash benefit to the Company of approximately $1.6 million.

    Under SAB 101, the recognition of revenue and related gross profit on sales to independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue should be deferred until the independent sales representative delivers the product and title passes to the Company's end customer. Previously, the Company recognized revenue from these transactions upon shipment of product to the independent sales representative, net of estimates for possible returns and allowances. The cumulative effect of the change in accounting principle resulted in an increase of $1.8 million to the net loss for the year ended August 25, 2001. This change had no impact on the Company's cash flows from operations.

    The Company's consolidated financial statements for the year ended
August 25, 2001 are being reaudited by the Company's current independent auditors. The Company's independent auditors have advised the Company that they will not be in a position to complete their review of the Company's unaudited condensed consolidated financial statements for the three and nine month periods ended May 25, 2002 and May 26, 2001 until the reaudit is completed as permitted by Temporary Note 2T. As a result, the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have not been reviewed by independent public accountants in accordance with Rule 10-01(d) of Regulation S-X. However, management believes that the unaudited condensed consolidated financial statements included herein contain all the information and necessary adjustments for a fair presentation of these financial statements and footnotes.

    Upon completion of the review by the Company's current independent auditors, if a change is required to the accompanying unaudited condensed consolidated financial statements, the Company will amend this Quarterly Report on Form 10-Q to present the reviewed unaudited condensed consolidated financial statements and a discussion of any material changes made. If, upon completion of the review, no change is required to the accompanying unaudited condensed consolidated financial statements, the Company will disclose that there are no material changes as a result of the review on or prior to September 9, 2002.

    Upon completion of the reaudit and the review, the Company expects to amend its Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2002 to include restated unaudited condensed consolidated financial statements. In addition, the Company expects to issue restated consolidated financial statements for the year ended August 25, 2001 upon filing of its Annual Report on Form 10-K for the year ended August 31, 2002.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                        AMERICAN ACHIEVEMENT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              MAY 25, 2002   AUGUST 25, 2001
                                                              ------------   ---------------
                                                                             (AS RESTATED--
                                                                               SEE NOTE 2)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,999        $  2,636
  Accounts receivable, net of allowance of $3,647 and
    $3,379..................................................      77,112          49,931
  Income tax receivable.....................................       1,576           1,576
  Inventories, net..........................................      27,669          26,672
  Prepaid expenses and other current assets.................      17,688          20,219
                                                                --------        --------
    Total current assets....................................     126,044         101,034

Property, plant and equipment, net of accumulated
  depreciation of $35,348 and $26,669.......................      64,345          64,842
Trademarks, net of accumulated amortization of $5,100 and
  $3,942....................................................      41,140          42,299
Goodwill, net of accumulated amortization of $14,676 and
  $11,655...................................................     144,739         147,497
Other assets, net of accumulated amortization of $4,800 and
  $4,487....................................................      30,483          30,160
                                                                --------        --------
    Total assets............................................    $406,751        $385,832
                                                                ========        ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft............................................    $  5,159        $  4,243
  Accounts payable..........................................      17,225          11,018
  Customer deposits.........................................      35,625          24,180
  Accrued Expenses..........................................      30,834          22,677
  Deferred revenue..........................................       3,219           6,940
  Accrued interest..........................................       7,120           2,240
  Current portion of long-term debt.........................          --          12,900
                                                                --------        --------
    Total current liabilities...............................      99,182          84,198

Long-term debt, net of current portion......................     216,975         183,714
Bridge Notes due to Affiliates..............................          --          26,995
Other long-term liabilities.................................       3,793           4,527
                                                                --------        --------
    Total liabilities.......................................     319,950         299,434
Redeemable Minority Interest in Subsidiary..................      16,550          15,650
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 1,200,000 shares
    authorized (in total) Series A, 1,006,847 shares and
    1,001,347 shares issued and outstanding, respectively;
    liquidation preference of approximately $100,685 and
    $100,135, respectively..................................          10              10
  Common stock, $.01 par value, 1,250,000 shares authorized,
    809,351 shares issued and outstanding...................           8               8
  Additional paid-in capital................................      95,310          94,760
  Accumulated other comprehensive loss......................      (2,419)         (2,751)
  Accumulated deficit.......................................     (22,658)        (21,279)
                                                                --------        --------
    Total stockholders' equity..............................      70,251          70,748
                                                                --------        --------
    Total liabilities and stockholders' equity..............    $406,751        $385,832
                                                                ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                              ---------------------------
                                                              MAY 25, 2002   MAY 26, 2001
                                                              ------------   ------------
Net sales...................................................    $121,541       $114,524
Cost of sales...............................................      56,163         51,957
                                                                --------       --------
  Gross profit..............................................      65,378         62,567

Selling, general and administrative expenses................      40,972         39,031
                                                                --------       --------
  Operating income..........................................      24,406         23,536
Interest expense, net.......................................       7,175          5,957
Other expense...............................................          35             --
                                                                --------       --------
  Income before provision for income taxes..................      17,196         17,579
Provision for income taxes..................................       6,888          4,934
                                                                --------       --------
  Net income................................................      10,308         12,645
Preferred dividends.........................................        (300)          (300)
                                                                --------       --------
  Net income to common stockholders.........................    $ 10,008       $ 12,345
                                                                ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               FOR THE NINE MONTHS ENDED
                                                              ---------------------------
                                                              MAY 25, 2002   MAY 26, 2001
                                                              ------------   ------------
Net sales...................................................    $248,946       $229,011
Cost of sales...............................................     113,670        108,639
                                                                --------       --------
  Gross profit..............................................     135,276        120,372
Selling, general and administrative expenses................     103,842         97,460
                                                                --------       --------
  Operating income..........................................      31,434         22,912
Interest expense, net.......................................      18,387         17,111
Other expense...............................................       2,644             --
                                                                --------       --------
  Income before provision for income taxes..................      10,403          5,801
Provision for income taxes..................................       5,620          2,073
                                                                --------       --------
  Income before extraordinary item and cumulative effect of
    change in accounting principle..........................       4,783          3,728
Loss on early extinguishment of debt, net of tax benefit....       5,262             --
Cumulative effect of change in accounting principle.........          --          1,806
                                                                --------       --------
  Net (loss) income.........................................        (479)         1,922
Preferred dividends.........................................        (900)          (900)
                                                                --------       --------
  Net (loss) income to common stockholders..................    $ (1,379)      $  1,022
                                                                ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               FOR THE NINE MONTHS ENDED
                                                              ---------------------------
                                                              MAY 25, 2002   MAY 26, 2001
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income...........................................   $    (479)     $   1,922
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities
    Loss on early extinguishment of debt, net of tax
      benefit...............................................       5,262             --
    Cumulative effect of change in accounting principle.....          --          1,806
    Depreciation and amortization...........................      14,629         12,728
    Amortization of debt discount and deferred financing
      fees..................................................         991            905
    Unrealized gain on free-standing derivative.............         265             --
    Provision for doubtful accounts.........................         268            922
    Changes in assets and liabilities-
    Increase in accounts receivable.........................     (27,449)       (33,206)
      Increase in inventories...............................        (997)        (1,666)
      Decrease in prepaid expenses and other current
        assets..............................................       2,531          1,963
      Increase in other assets..............................         (93)        (2,160)
      Increase in customer deposits.........................      11,445         15,532
      (Decrease) Increase in deferred revenue...............      (3,721)         1,950
      Increase in bank overdraft, accounts payable, accrued
        expenses,
        and other long-term liabilities.....................      21,696          8,864
                                                               ---------      ---------
    Net cash provided by operating activities...............      24,471          9,560
                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES;
  Purchases of property, plant and equipment................      (8,241)        (5,480)
  Sales of Publishing Segment...............................          --             47
  Acquisition of Educational Communications Inc., net of
    cash and cash equivalents acquired......................          --        (50,413)
                                                               ---------      ---------
    Net cash used in investing activities...................      (8,241)       (55,846)
                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Senior Unsecured Notes, net of debt issue
    cost....................................................     166,612             --
  (Payments) Proceeds on term loan facility, net............    (121,400)        27,562
  Proceeds from issuance of preferred stock.................          --         16,000
  Revolver payments, net....................................     (33,696)         1,610
  Payment of bridge notes to affiliate......................     (28,383)            --
                                                               ---------      ---------
      Net cash (used in) provided by financing activities...     (16,867)        45,172
                                                               ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................        (637)        (1,114)
CASH AND CASH EQUIVALENTS, beginning of period..............       2,636          1,887
                                                               ---------      ---------
CASH AND CASH EQUIVALENTS, end of period....................   $   1,999      $     773
                                                               =========      =========
SUPPLEMENTAL DISCLOSURE
  Cash paid during the period for--
    Interest................................................   $  17,821      $  15,068
                                                               =========      =========
    Income taxes............................................   $   1,500      $   1,332
                                                               =========      =========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Accrued preferred stock dividends.........................   $     900      $     900
                                                               =========      =========
  Issuance of stock in settlement of obligation.............   $     550             --
                                                               =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The condensed consolidated financial statements include the accounts of American Achievement Corporation and its direct and indirect subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

    The 11 5/8% Senior Unsecured Notes Due 2007 (the "Unsecured Notes") are guaranteed by every direct and indirect domestic subsidiary of the Company. The guarantees by the guarantor subsidiaries are full, unconditional, and joint and several. All of the guarantor subsidiaries are wholly owned. American Achievement Corporation is a holding company with no independent assets or operations other than its investment in its subsidiaries.

    The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the nine months ended May 25, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002.

    Effective August 27, 2000, the Company changed its accounting method for recognizing revenue on certain sales to independent sales representatives, in order to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Under SAB 101, the recognition of revenue and related gross profit on sales to independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue should be deferred until the independent sales representative delivers the product and title passes to the Company's end customer. Previously, the Company recognized revenue from these transactions upon shipment of product to the independent sales representative, net of estimates for possible returns and allowances. The cumulative effect of the change in accounting principle resulted in an increase of $1.8 million to the net loss for the year ended August 25, 2001. This change had no impact on the Company's cash flows from operations.

(2)  RESTATEMENT OF FINANCIAL STATEMENTS

    Subsequent to the issuance of its consolidated financial statements as of and for the three and six month periods ended February 23, 2002, for the three month period ended November 24, 2001, and for the year ended August 25, 2001, management of the Company determined that a change in its revenue recognition policy for recognizing revenue on certain sales to representatives should have been made as of August 27, 2000, in order to comply with the provisions of SAB 101, and that an income tax benefit related to the net operating loss carryback attributable to one of the Company's subsidiaries, Taylor Senior Holding Corp, should have been recognized during the year ended August 25, 2001 representing a future cash benefit to the Company of approximately $1.6 million. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(2)  RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
    A summary of the significant effects of the restatement is as follows (in thousands):

                                                                   AUGUST 25, 2001
                                                              -------------------------
                                                              AS REPORTED   AS RESTATED
                                                              -----------   -----------
Balance sheet as of:
Prepaids and other assets...................................    $ 15,916      $ 20,219
Refundable income taxes.....................................          --         1,576
Total assets................................................     379,953       385,832
Deferred revenue............................................          --         6,940
Accumulated deficit.........................................     (20,213)      (21,279)
Stockholders equity.........................................      71,809        70,748

Statement of operations for the year ended:

Net sales...................................................    $281,515      $279,650
Cost of sales...............................................     141,946       141,382
Gross profit................................................     139,569       138,268
Selling, general and administrative expenses................     119,930       119,461
(Provision) benefit for income taxes........................        (133)        1,443
Cumulative effect of change in accounting principle.........          --        (1,806)
Net loss....................................................      (3,340)       (4,402)

(3)  SIGNIFICANT ACQUISITIONS

    Effective March 30, 2001, Honors Acquisition Corporation, a wholly owned subsidiary of the Company, purchased all the outstanding stock of Educational Communications, Inc. ("ECI"), for a total purchase price of $58.7 million. The acquisition of ECI was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair values. Subsequent to the transaction, Honors Acquisition Corporation was merged into the Company, and ECI remained the surviving wholly owned subsidiary of the Company. ECI's primary business is the sales and marketing of achievement publications of the specialty directory publishing industry.

    The estimated fair value of assets acquired and liabilities assumed relating to the ECI acquisition, in accordance with accounting principles generally accepted in the United States, is summarized below (in thousands):

Working capital.............................................  $ 5,534
Property, plant and equipment...............................      400
Other intangibles...........................................   17,240
Goodwill....................................................   35,492
Other long-term assets......................................       44
                                                              -------
                                                              $58,710
                                                              =======

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(3)  SIGNIFICANT ACQUISITIONS (CONTINUED)
    Goodwill and other intangibles related to ECI are amortized on a straight-line basis over their useful lives which range from three to 40 years.

    The Company incurred approximately $2.4 million in financing costs associated with the purchase agreement. These costs have been capitalized and are included in the accompanying condensed consolidated balance sheets as of May 25, 2002 and August 25, 2001. These costs were subsequently written off in connection with the early extinguishment of debt (see Note 4).

    As a result of this transaction, the consolidated financial statements of the Company for the nine months ended May 25, 2002 include the results of operations of ECI for the nine months ended May 25, 2002, while the condensed consolidated financial statements of the Company for the nine months ended May 26, 2001 include the results of operations of ECI for the period from March 30, 2001, to May 26, 2001.

    The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the ECI acquisition had been completed as of the beginning of the periods presented (in thousands):

                                                               FOR THE NINE MONTHS ENDED
                                                              ---------------------------
                                                              MAY 25, 2002   MAY 26, 2001
                                                              ------------   ------------
                                                              (UNAUDITED)    (UNAUDITED)
Net sales...................................................    $248,946       $244,899
Income before extraordinary items...........................       4,783          7,976
Net (loss) income to common stockholders....................      (1,379)         5,270

(4)  COMPREHENSIVE INCOME (LOSS)

    Beginning in the fiscal year 2001, the effective portion of the loss on derivatives and unrecognized losses on accrued minimum pension liabilities were included in other comprehensive income (loss). The following amounts were included in determining the Company's comprehensive income (loss) for the three and nine month periods ended May 25, 2002 and May 26, 2001.

                                               FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                               ---------------------------   ---------------------------
                                               MAY 25, 2002   MAY 26, 2001   MAY 25, 2002   MAY 26, 2001
                                               ------------   ------------   ------------   ------------
                                                       (UNAUDITED)                   (UNAUDITED)
Net income (loss)............................     $10,008        $12,345       $(1,379)        $1,022
Adjustment in minimum pension liability......        (246)            --        (1,900)            --
Change in effective portion of derivative
  loss.......................................          --            401            --         (1,772)
Reclassification into earnings for derivative
  termination................................          --             --         2,232             --
                                                  -------        -------       -------         ------
Total comprehensive income (loss)............     $ 9,762        $12,746       $(1,047)        $ (750)
                                                  =======        =======       =======         ======

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(5)  INVENTORIES, NET

    A summary of inventories, net is as follows (in thousands):

                                                            MAY 25, 2002   AUGUST 25, 2001
                                                            ------------   ---------------
                                                            (UNAUDITED)      (UNAUDITED)
Raw materials.............................................     $ 8,357         $ 8,545
Work in process...........................................      12,512          10,293
Finished goods............................................       7,775           8,092
Less--Reserves............................................        (975)           (258)
                                                               -------         -------
                                                               $27,669         $26,672
                                                               =======         =======

    Cost of sales includes depreciation and amortization of $6,060,000 and $5,452,000 for the nine months ended May 25, 2002 and May 26, 2001, respectively.

(6)  LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                            MAY 25, 2002   AUGUST 25, 2001
                                                            ------------   ---------------
                                                            (UNAUDITED)      (UNAUDITED)
11 5/8% Senior unsecured notes due 2007...................    $175,520        $     --
11% Senior subordinated notes due 2007....................      41,355          41,355
Senior secured credit facility............................         100              --
Former senior credit facility:
  Revolving credit facility...............................          --          33,859
  Term Loan A.............................................          --          57,000
  Term Loan B.............................................          --          64,400
Bridge notes to affiliates................................          --          26,995
                                                              --------        --------
    Total debt............................................    $216,975        $223,609
Less: current portion.....................................          --          12,900
                                                              --------        --------
    Total long-term debt..................................    $216,975        $210,709
                                                              ========        ========

11 5/8% SENIOR UNSECURED NOTES

    On February 20, 2002, the Company issued $177 million of senior unsecured notes (the "Unsecured Notes") due in 2007. The Unsecured Notes bear interest at a stated rate of 11 5/8%. The Unsecured Notes were issued at a discount of 0.872% resulting in net proceeds of approximately $175.5 million before considering financing costs. The effective rate of the Unsecured Notes after discount is approximately 11.87%. The Unsecured Notes rank pari passu with the Company's existing and future senior indebtedness, including obligations under the Company's Senior Secured Credit Facility (as defined below). The Unsecured Notes are guaranteed by the Company's domestic subsidiaries, and the guarantees rank pari passu with existing and future senior debt of the Company and its subsidiaries. The Unsecured Notes and the guarantees on the Unsecured Notes are effectively subordinated to any of the Company's secured debt.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(6)  LONG-TERM DEBT (CONTINUED)
    The Company may not redeem the Unsecured Notes until 2005, except that the Company may redeem up to 35 percent of the Unsecured Notes before the third anniversary of the issue date of the Unsecured Notes as long as (a) the Company pays a certain percentage of the principal amount of the Unsecured Notes, plus interest, (b) the Company redeems the Unsecured Notes within 90 days of completing a public equity offering and (c) at least 65 percent of the aggregate principal amount of the Unsecured Notes issued remains outstanding afterward.

    If a change in control, as defined in the indenture relating to the Unsecured Notes (the "AAC Indenture"), occurs, the Company must give the holders of the Unsecured Notes the opportunity to sell their Unsecured Notes to the Company at 101 percent of the principal amount of the Unsecured Notes, plus accrued interest.

    The Unsecured Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the AAC Indenture). In addition, the Unsecured Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the AAC Indenture). The Unsecured Notes also require that the Company meet certain financial covenants including a minimum fixed charge coverage ratio (as defined in the AAC Indenture). The Company was in compliance with the Unsecured Notes covenants as of May 25, 2002.

11% PERCENT SENIOR SUBORDINATED NOTES

    Commemorative Brands, Inc.'s ("CBI") 11 percent senior subordinated notes (the "Subordinated Notes") mature on January 15, 2007. The Subordinated Notes are redeemable at the option of CBI in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5 percent of the principal amount thereof if redeemed during 2002 and declining to 100 percent of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages as defined in the indenture relating to the Subordinated Notes, as amended (the "CBI Indenture"), if any, thereon to the date of redemption. The Company has not redeemed any of the Subordinated Notes as of May 25, 2002.

    In the event of a Change of Control (as defined in the CBI Indenture), each holder of the Subordinated Notes will have the right to require CBI to purchase all or any part of such holder's Subordinated Notes at a purchase price in cash equal to 101 percent of the aggregate principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the date of purchase.

    In the event of an Asset Sale (as defined in the CBI Indenture), CBI is required to apply any Net Proceeds (as defined in the CBI Indenture) to permanently reduce senior indebtedness, to acquire another business or long-term assets or to make capital expenditures. To the extent such amounts are not so applied within 365 days and the amount not applied exceeds $5.0 million, CBI is required to make an offer to all holders of the Subordinated Notes to purchase an aggregate principal amount of Subordinated Notes equal to such excess amount at a purchase price in cash equal to 100 percent of

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(6)  LONG-TERM DEBT (CONTINUED)
the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the date of purchase.

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

    Availability under the Senior Secured Credit Facility is restricted to the lesser of (1) $40 million or (2) the Borrowing Base Amount as defined in the credit agreement under the Senior Secured Credit Facility (the "Credit Agreement"). Availability under the Senior Secured Credit Facility as of
May 25, 2002 was approximately $38.6 million with $0.1 million borrowings outstanding. The Senior Secured Credit Facility matures on February 20, 2006.

    Advances under the Senior Secured Credit Facility may be made as base rate loans or LIBOR loans at the Company's election (except for the initial loans which were base rate loans). Interest rates payable upon advances are based upon the base rate or LIBOR depending on the type of loan the Company chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the Credit Agreement). The effective rate on borrowings for the nine months ended May 25, 2002 was 8.5%.

    The Credit Agreement contains customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on indebtedness, declaration or payment of dividends, liens, and the gold consignment agreement, among other restrictions. In addition, the Credit Agreement requires that the Company meet certain financial covenants, ratios and tests, including capital expenditure limits, a maximum secured leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio. The Company was in compliance with the Credit Agreement covenants as of May 25, 2002.

EARLY EXTINGUISHMENT OF DEBT

    In conjunction with the issuance of the Unsecured Notes and entrance into the Senior Secured Credit Facility, the Company paid off the then outstanding term loans and revolver under the former credit facility, the bridge notes to affiliates and settled all but $25 million in notional amount of the interest rate swap agreements. The Company recognized an extraordinary charge in February 2002 of approximately $5.3 million, net of income tax benefit, relating to the write-off of unamortized deferred financing costs and, due to the termination and reclassification of interest rate swaps, the Company recorded a charge to other expense for approximately $2.6 million.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(6)  LONG-TERM DEBT (CONTINUED)
    As a result of the early prepayment of certain debt obligations, the remaining interest rate swap agreement representing a notional amount of $25 million has been reclassified as a freestanding derivative. As such, any changes in the fair value of this derivative will result in a mark-to-market adjustment of the carrying value with any changes being reported to other income or loss. As of May 25, 2002, the fair value of this derivative represented a liability of approximately $1.1 million.

GOLD CONSIGNMENT AGREEMENT

    Under the Company's gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $10.1 million or a borrowing base, determined based upon a percentage of gold located at the Company's facilities and other approved locations, as specified by the agreement. For the nine months ended May 25, 2002 and May 26, 2001, the Company expensed consignment fees of approximately $186,000 and $162,600, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of May 25, 2002 and August 25, 2001, the Company held approximately 22,720 ounces and 14,620 ounces, respectively, of gold valued at $7.3 million and $4.0 million, respectively, on consignment from the bank.

    The Company's long-term debt outstanding as of May 25, 2002 matures as follows (in thousands):

FISCAL YEAR ENDING                                            AMOUNT MATURING
------------------                                            ---------------
                                                                (UNAUDITED)
2003........................................................      $     --
2004........................................................            --
2005........................................................            --
2006........................................................           100
2007........................................................       216,875
Thereafter..................................................            --
                                                                  --------
                                                                  $216,975
                                                                  ========

    The weighted average interest rate of debt outstanding as of May 25, 2002 and August 25, 2001 was 11.0% and 11.4%, respectively.

    The Company's management believes the carrying amount of long-term debt, including the current maturities, approximates fair value as of May 25, 2002 and August 25, 2001, based upon current rates offered for debt with the same or similar debt terms.

(7)  COMMITMENTS AND CONTINGENCIES

LEASES

    Certain Company facilities and equipment are leased under agreements expiring at various dates through 2008.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(7)  COMMITMENTS AND CONTINGENCIES (CONTINUED)
CONTRACTS WITH SALES REPRESENTATIVES

    The Company is a party to certain contracts with some of its independent sales representatives whereby the independent sales representatives have purchased from their predecessors the right to sell the Company's products in a territory. The contracts generally provide that the value of those rights is primarily determined by the amount of business achieved by a successor independent sales representative and is therefore not determinable in advance of performance by the successor independent sales representative.

PENDING LITIGATION

    The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. In management's opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's results of operations or financial position.

(8)  INCOME TAXES

    For the nine months ended May 25, 2002 and May 26, 2001, the company recorded an income tax provision of $5,620,000 and $2,073,000, respectively, which represents an effective tax rate of 54% and 36%, respectively, on income from continuing operations. The Company's effective tax rate relates primarily to the expected annual benefits from the net operating loss carryback attributable to Taylor Senior Holding Corp (THSC) as a percentage of the Company's expected annual pretax loss from continuing operations. No net federal income tax benefit is reflected in the income statement for net operating losses to be carried forward since the potential benefit of net operating loss carry-forwards have been offset by a valuation allowance.

(9)  STOCKHOLDERS' EQUITY

    During the nine months ended May 25, 2002, 5,500 shares of the Series A Preferred Stock of the Company were issued to an executive pursuant to a bonus provided for in fiscal 2001. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock shall receive payment of the liquidation value of $100 per share plus any accrued and unpaid dividends prior to the payment of any distributions to the holders of the Common Stock of the Company. The liquidation preference of the Series A Preferred Stock totaled approximately $100,685,000 and $100,135,000 at May 25, 2002, and August 25, 2001, respectively.

STOCK-BASED COMPENSATION

    During the nine months ended May 25, 2002, the Company issued an option to purchase 12,500 shares of Company Common Stock at fair market value to an executive. The terms of the option are the same as provided for in the Company's 2000 Stock Option Plan, with the exception that the option vested on the date of grant.

    Incentive stock options for 69,853 shares and 28,596 shares and nonqualified stock options for 2,230 and 1,874 shares of the Company's Common Stock were outstanding as of May 25, 2002, and August 25, 2001, respectively.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(9)  STOCKHOLDERS' EQUITY (CONTINUED)
    Pursuant to an employment agreement entered into between the Company and its chief executive officer in July 1999, and as amended as of February 1, 2002, if the Company achieves a certain consolidated EBITDA target, as defined by the agreement, for the fiscal years commencing with fiscal 2002 and ending in fiscal 2004, the chief executive officer is entitled to receive up to a total of $1 million in face value of the Company's Series A Preferred Stock during the period. As of May 25, 2002, the Company has accrued approximately $225,000 related to the employment agreement.

(10)  RELATED-PARTY TRANSACTIONS

    The Company entered into a management agreement on March 30, 2001 with Castle Harlan, Inc. (the "Manager"), pursuant to which the Manager agreed to provide business and organization strategy, financial and investment management and merchant and investment banking services to the Company and its subsidiaries. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The agreement is for a term of 10 years, renewable automatically from year to year unless Castle Harlan Partners III, L.P. or Castle Harlan Partners II, L.P., affiliates of the Manager, shall own less than 5 percent of the then outstanding capital stock of the Company. Beginning fiscal year 2002, the Company is required to pay a management fee equal to $3,000,000, unless otherwise prohibited by the Company's Credit Agreement. The Company was subject to a similar management agreement with the Manager, which was signed on July 27, 2000, and an agreement signed on December 16, 1996. Amounts paid under all management agreements totaled approximately $1,825,000 and $650,000 for the nine months ended May 25, 2002 and May 26, 2001, respectively. As of May 25, 2002 and August 25, 2001, the Company had accrued management fees of approximately $750,000 and $688,000, respectively. Included in deferred financing costs for the ECI acquisition is approximately $557,000 of management fees.

    In connection with the ECI acquisition, the Company has a receivable from the Castle Harlan group relating to the acquisition expenses, which was to be reimbursed to the Company. The amount of such receivable was approximately $58,000 and $130,000 as of May 25, 2002 and August 25, 2001, respectively.

    In conjunction with the issuance of the Unsecured Notes and entrance into the Senior Secured Credit Facility (See Note 4), the Company paid off its bridge notes to affiliates.

(11)  BUSINESS SEGMENTS

    The Company operates in two reportable business segments: scholastic products, and recognition and affinity products. The principal products sold in the scholastic segment are class rings, yearbooks and graduation products, which include fine paper products and graduation accessories. The scholastic segment primarily serves the high school and college markets. The recognition and affinity segment includes publications that recognize the academic achievement of top students at the high school and

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(11)  BUSINESS SEGMENTS (CONTINUED)
college levels, jewelry commemorating family events, fan affinity jewelry and related products, and professional sports championship rings.

                                                                           RECOGNITION
                                                                               AND
                                                              SCHOLASTIC    AFFINITY      TOTAL
                                                              ----------   -----------   --------
Three Months Ended May 26, 2001
  Net sales.................................................   $110,345      $ 4,179     $114,524
  Interest expense, net.....................................      4,761        1,196        5,957
  Depreciation and amortization.............................      3,930          866        4,796
  Segment operating income (loss)...........................     24,644       (1,108)      23,536
  Capital expenditures......................................      1,555          173        1,728
  Segment assets............................................    313,069       91,827      404,896

Three Months Ended May 25, 2002
  Net sales.................................................   $115,448      $ 6,093     $121,541
  Interest expense, net.....................................      5,557        1,618        7,175
  Depreciation and amortization.............................      3,977        1,077        5,054
  Segment operating income (loss)...........................     24,891         (485)      24,406
  Capital expenditures......................................      4,054          451        4,505
  Segment assets............................................    316,654       90,097      406,751

Nine months ended May 26, 2001
  Net sales.................................................   $211,839      $17,142     $229,011
  Interest expense, net.....................................     14,800        2,311       17,111
  Depreciation and amortization.............................     11,069        1,659       12,728
  Segment operating income (loss)...........................     24,802       (1,890)      22,912
  Capital expenditures......................................      4,932          548        5,480
  Segment assets............................................    313,069       91,827      404,896

Nine months ended May 25, 2002
  Net sales.................................................   $218,344      $30,602     $248,946
  Interest expense, net.....................................     13,742        4,645       18,387
  Depreciation and amortization.............................     11,454        3,175       14,629
  Segment operating income..................................     25,967        5,467       31,434
  Capital expenditures......................................      7,417          824        8,241
  Segment assets............................................    316,654       90,097      406,751

    The Company's reportable segments are strategic business units that offer products to different consumer segments. Each segment is managed separately because each business requires different marketing strategies. The Company evaluates the performance of each segment based on the profit or loss from operations before income taxes, excluding nonrecurring gains or losses.

(12)  REGISTRATION WITH SECURITIES AND EXCHANGE COMMISSION

    On March 14, 2002, the Company filed a registration statement on Form S-4 (Commission File No. 333-84294) with the Securities and Exchange Commission (the "Registration Statement"), relating

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(12) REGISTRATION WITH SECURITIES AND EXCHANGE COMMISSION (CONTINUED) to the offer to exchange $177 million of the Company's 11 5/8% Senior Notes due 2007, Series B (the "New Notes") for any and all outstanding Unsecured Notes. The terms of the New Notes and the Unsecured Notes are identical, except that the New Notes have been registered under the Securities Act of 1933, as amended. References elsewhere herein to the Unsecured Notes include the New Notes. The Registration Statement was declared effective on April 8, 2002 and the exchange offer was completed on May 16, 2002.

(13)  NEW ACCOUNTING PRONOUNCEMENTS

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

    The Company will adopt SFAS No. 142 beginning on September 1, 2002, the first day of fiscal year 2003. The Company is evaluating the impact of the adoption of these standards and have not yet determined the effect of adoptions on its financial position and results of operations. The impact of adoption may be material. Upon adoption of these standards, goodwill amortization will cease and certain intangibles such as workforce in place will be reclassified into goodwill.

    In August 2001, the Financial Accounting Standards Board released SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions, and also provides additional implementation guidance with SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company anticipates adopting SFAS No. 144 effective September 1, 2002, and does not expect the adoption to have a material impact on its financial position and results of operations.

    In April 2002, the FASB issued SFAS No. 145, RECISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS, which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments o f Debt, and an amendment of that Statement FASB Statement
No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. The Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company will adopt SFAS No. 145 in September 2002 and does not expect this adoption to have a material effect on the financial statements, except for the reclassification of the extraordinary item, loss on early extinguishments of debt.

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

OVERVIEW

    We are one of the leading manufacturers and suppliers of class rings, yearbooks, academic achievement publications and recognition and affinity jewelry in the United States. Our two principal business segments are: scholastic products and recognition and affinity products. The scholastic products segment serves the high school, college and, to a lesser extent, the elementary and junior high school markets and accounted for approximately 87.7% of our net sales for the Nine Months Ended May 25, 2002. Our scholastic products segment consists of three principal categories: class rings, yearbooks and graduation products, the last of which includes fine paper products and graduation accessories.

    The recognition and affinity products segment accounted for approximately 12.3% of our net sales for the Nine Months Ended May 25, 2002. This segment provides, among other things, publications that recognize the academic achievement of top students at the high school and college levels, as well as the nation's most inspiring teachers, jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

COMPANY BACKGROUND

    Commemorative Brands, Inc. ("CBI") was initially formed by Castle Harlan Partners II, L.P. ("CHPII"), a private equity investment fund, in March 1996 for the purpose of acquiring substantially all of the ArtCarved operations of CJC Holdings, Inc. and the Balfour operations of L. G. Balfour Company, Inc. These acquisitions were consummated on December 16, 1996. Until such date, CBI engaged in no business activities other than in connection with the completion of the acquisitions and the financing thereof.

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

    ECI ACQUISITION. On March 30, 2001, we acquired all of the capital stock of ECI for a purchase price of approximately $58.7 million (the "ECI Acquisition"). ECI has been in the academic achievement publication business since 1967 and publishes such well-known titles as, Who's Who Among American High School Students, The National Dean's List and Who's Who Among America's Teachers. The ECI Acquisition was accounted for under the purchase method of accounting. As a result of this transaction, our consolidated financial statements for the Nine Months Ended May 25, 2002 include the results of operations for ECI for the Nine Months Ended May 25, 2002, while our consolidated financial statements for the Nine Months Ended May 26, 2001 include the results of operations for the period from March 30, 2001 to May 26, 2001.

RESULTS OF OPERATIONS

    The following table sets forth selected information from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales.

                                              THREE MONTHS ENDED                           NINE MONTHS ENDED
                                   -----------------------------------------   -----------------------------------------
                                      MAY 25, 2002          MAY 26, 2001          MAY 25, 2002          MAY 26, 2001
                                   -------------------   -------------------   -------------------   -------------------
                                              % OF NET              % OF NET              % OF NET              % OF NET
                                    ACTUAL     SALES      ACTUAL     SALES      ACTUAL     SALES      ACTUAL     SALES
                                   --------   --------   --------   --------   --------   --------   --------   --------
Net sales........................  $121,541    100.0%    $114,524    100.0%    $248,946     100.0 %  $229,011    100.0%
Cost of sales....................    56,163     46.2%      51,957     45.4%     113,670      45.7 %   108,639     47.4%
                                   --------    -----     --------    -----     --------    ------    --------    -----
  Gross profit...................    65,378     53.8%      62,567     54.6%     135,276      54.3 %   120,372     52.6%
Selling, general and
  administrative expenses........    40,972     33.7%      39,031     34.1%     103,842      41.7 %    97,460     42.6%
                                   --------    -----     --------    -----     --------    ------    --------    -----
Operating income.................    24,406     20.1%      23,536     20.5%      31,434      12.6 %    22,912     10.0%
Interest expense, net............     7,175      5.9%       5,957      5.2%      18,387       7.4 %    17,111      7.5%
Other expense....................        35       --%          --       --%       2,644       1.1 %        --       --%
                                   --------    -----     --------    -----     --------    ------    --------    -----
  Income before taxes............    17,196     14.2%      17,579     15.3%      10,403       4.1 %     5,801      2.5%
Provision for income taxes.......     6,888      5.7%       4,934      4.3%       5,620       2.3 %     2,073      0.9%
Loss on extinguishments of
  debt...........................        --       --%          --       --%       5,262       2.1 %        --       --%
Cumulative effect of change in
  accounting principle...........        --       --%          --       --%          --        -- %     1,806        0%
                                   --------    -----     --------    -----     --------    ------    --------    -----
Net income.......................  $ 10,308      8.5%    $ 12,645     11.0%    $   (479)     (0.3)%  $  1,922      0.8%
                                   ========    =====     ========    =====     ========    ======    ========    =====

THREE MONTHS ENDED MAY 25, 2002 COMPARED WITH THREE MONTHS ENDED MAY 26, 2001.

    NET SALES. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $7.0 million, or 6.1%, to $121.5 million for the Three Months Ended May 25, 2002 from $114.5 million for the Three Months Ended May 26, 2001. This increase in net sales was due primarily to timing of shipments.

    The following details the changes in net sales during such periods by business segment.

    SCHOLASTIC PRODUCTS. Net sales increased $5.1 million to $115.4 million for the Three Months Ended May 25, 2002 from $110.3 million for the Three Months Ended May 26, 2001. The increase in net sales was the result of a $5.1 million timing difference from yearbook shipments and college ring shipments.

    RECOGNITION AND AFFINITY PRODUCTS. Net sales increased $1.9 million to $6.1 million for the Three Months Ended May 25, 2002 from $4.2 million for the Three Months Ended May 26, 2001. The increase was primarily the result of a $1.3 million increase in sales of personalized family jewelry for Mother's Day.
  The remaining increase was made up of collateral sales related to the ECI teacher's publication and other specialty products.

    GROSS PROFIT. Gross margin represents gross profit as a percentage of net sales. Gross margin was 53.8% for the Three Months Ended May 25, 2002, a
0.8 percentage point decrease from 54.6% for the Three Months Ended May 26, 2001. The decrease was the result of a combination of a decrease in class ring margins due to cost per unit increases in labor and material as well as a shift in metal mix from precious to nonprecious, and a decrease in yearbook margins due to increased labor costs as a result of difficulties associated with the implementation of new technology. A portion of the decline in gross margins was offset by more favorable gross margins in graduation products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.0 million, or 5.0%, to $41.0 million for the Three Months Ended May 25, 2002 from $39.0 million for the Three Months Ended May 26, 2001. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $1.9 million to $31.3 million or 25.8% of net sales, for the Three Months Ended May 25, 2002 from $29.4 million or 25.7% of net sales, for the Three Months Ended May 26, 2001. General and administrative expenses for the Three Months Ended May 25, 2002 were $9.7 million, or 7.9% of net sales, as compared to $9.6 million, or 8.3% of net sales, for the Three Months Ended May 26, 2001. The decrease in General and Administrative expenses as a percentage of sales is a result of continued synergy savings as a result of the Taylor Acquisition partially offset by increased medical expenses.

    OPERATING INCOME. As a result of the foregoing, operating income was $24.4 million, or 20.1% of net sales, for the Three Months Ended May 25, 2002 as compared with operating income of $23.5 million, or 20.5% of net sales, for the Three Months Ended May 26, 2001. The scholastic products segment reported operating income of $24.9 million for the Three Months Ended May 25, 2002 as compared with $24.6 million for the Three Months Ended May 26, 2001. The recognition and affinity products segment reported an operating loss of $0.5 million for the Three Months Ended May 25, 2002 as compared with an operating loss of $1.1 million for the Three Months Ended May 26, 2001.

    INTEREST EXPENSE, NET. Net interest expense was $7.2 million for the Three Months Ended May 25, 2002 and $6.0 million for the Three Months Ended May 26, 2001. The average debt outstanding for the Three Months Ended May 25, 2002 and the Three Months Ended May 26, 2001 was $228 million and $200 million, respectively. The weighted average interest rate of debt outstanding for the Three Months Ended May 25, 2002 and the Three Months Ended May 26, 2001 was 12.4% and 11.8%, respectively.

    OTHER EXPENSE.  Other expense was $35,000 for the Three Months Ended
May 25, 2002. The $35,000 was a result of changes in the fair value of an interest rate swap agreement representing a notional amount of $25.0 million classified as freestanding derivative. As of May 25, 2002, the fair value of this derivative represented a liability of approximately $1.1 million.

    PROVISION (BENEFIT) FOR INCOME TAXES. For the Three Months Ended May 25, 2002 and May 26, 2001, the Company recorded an income tax provision of $6,888,000 and $4,934,000, respectively, which represents an effective tax rate of 54% and 36%, respectively, on income from continuing operations. The Company's effective tax rate relates primarily to the expected annual benefits from the net operating loss carryback attributable to Taylor Senior Holding Corp
(THSC) as a percentage of the Company's expected annual pretax loss from continuing operations. No net federal income tax benefit is reflected in the income statement for net operating losses to be carried forward since the potential benefit of net operating loss carry-forwards have been offset by a valuation allowance.

    NET INCOME. As a result of the foregoing, we reported net income of $10.3 million for the Three Months Ended May 25, 2002 as compared to net income of $12.6 million for the Three Months Ended May 26, 2001.

NINE MONTHS ENDED MAY 25, 2002 COMPARED WITH NINE MONTHS ENDED MAY 26, 2001.

    NET SALES. Net sales increased $19.9 million, or 8.7%, to $248.9 million for the Nine Months Ended May 25, 2002, from $229.0 million for the Nine Months Ended May 26, 2001. The increase was due primarily to the inclusion of $14.5 million of net sales from ECI, which we acquired on March 30, 2001, and an increase in sales of other product lines.

    SCHOLASTIC PRODUCTS. Net sales increased $6.5 million, or 3.1% to $218.3 million for the Nine Months Ended May 25, 2002 from $211.8 million for the Nine Months Ended May 26, 2001. The increase was due primarily to increased unit volume of in-store high school ring sales and in-school high school ring sales of $2.5 million and a $2.2 million increase in the in-school high school segment of graduation products. The remaining increase is due to timing of college rings and yearbooks.

    RECOGNITION AND AFFINITY PRODUCTS. Net sales increased $13.5 million to $30.6 million for the Nine Months Ended May 25, 2002 from $17.1 million for the Nine Months Ended May 26, 2001. The increase was primarily the result of
$14.5 million of net sales attributable to ECI. The increase was partially offset by a decline in lower sales of affinity and sports jewelry.

    GROSS PROFIT. Gross margin was 54.3% for the Nine Months Ended May 25, 2002, a 1.7 percentage point increase from 52.6% for the Nine Months Ended
May 26, 2001. The gross margin increase for the Nine Months Ended May 25, 2002 primarily the result of the inclusion of the ECI operations for this period. Excluding ECI, gross margin would have been 52.6% for the Nine Months Ended May 25, 2002 and May 26, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $6.3 million, or 6.5%, to $103.8 million for the Nine Months Ended May 25, 2002 from $97.5 million for the Nine Months Ended May 26, 2001. As a percentage of net sales, however, selling, general and administrative expenses decreased 0.9 percentage points for the Nine Months Ended May 25, 2002 compared with the nine months ended May 26, 2001. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $4.8 million to $74.1 million, or 29.8% of net sales, for the Nine Months Ended May 25, 2002 from $69.3 million, or 30.3% of net sales, for the Nine Months Ended May 26, 2001. Excluding ECI, selling and marketing expenses would have been 30.5% of net sales as compared to 30.3% of net sales for the Nine Months Ended May 26, 2001. General and administrative expenses for the Nine Months Ended May 25, 2002 were $29.7 million, or 11.9% of net sales, as compared to $28.2 million, or 12.6% of net sales, for the Nine Months Ended May 26, 2001. Excluding ECI, general and administrative expenses for the Nine Months Ended May 25, 2002 would have been $26.3 million or 11.2% of net sales, a 1.4 percentage point decrease from the Nine Months Ended May 26, 2001. This decrease in general and administrative expenses was a result of synergy savings realized from the Taylor Acquisition partially offset by increased medical expenses.

    OPERATING INCOME. As a result of the foregoing, operating income was $31.4 million, or 12.6% of net sales, for the Nine Months Ended May 25, 2002 as compared with $22.9 million, or 10.0% of net sales, for the Nine Months Ended May 26, 2001. The scholastic products segment reported operating income of $26.0 million for the Nine Months Ended May 25, 2002 and $24.8 million for the Nine Months Ended May 26, 2001. The recognition and affinity products segment reported operating income of $5.4 million for the Nine Months Ended May 25, 2002 as compared with an operating loss of $1.9 million for the Nine Months Ended
May 26, 2001. The increase in the recognition and affinity product segment was due to the inclusion of $6.1 million of operating income from ECI, which was acquired on March 30, 2001.

    OTHER EXPENSE.  Other expense was $2.6 million for the Nine Months Ended
May 25, 2002. The $2.6 million was a result of the termination and reclassification of the interest rate swaps that occurred in conjunction with the issuance of the Unsecured Notes and the Senior Secured Credit Facility on February 20, 2002. The remaining interest rate swap agreement representing a notional amount of $25 million has been classified as a freestanding derivative. As such, any changes in the fair value of this derivative will result in a mark-to-market adjustment of the carrying value with any changes being reported to other income or loss. As of May 25, 2002, the fair value of this derivative represented a liability of approximately $1.1 million.

    INTEREST EXPENSE, NET. Net interest expense was $18.4 million for the Nine Months Ended May 25, 2002 and $17.1 million for the Nine Months Ended May 26, 2001. The average debt outstanding for the Nine Months Ended May 25, 2002 and the Nine Months Ended May 26, 2001 was $220 million and $193 million, respectively. The weighted average interest rate of debt outstanding for the Nine Months Ended May 25, 2002 and the Nine Months Ended May 26, 2001 was 11.0% and 11.7% respectively.

    PROVISION/(BENEFIT) FOR INCOME TAXES. For the Nine Months Ended May 25, 2002 and May 26, 2001, the Company recorded an income tax provision of $5,620,000 and $2,073,000, respectively, which represents an effective tax rate of 54% and 36%, respectively, on income from continuing operations. The Company's effective tax rate relates primarily to the expected annual benefits from the net operating loss carryback attributable to Taylor Senor Holding Corp
(THSC) as a percentage of the Company's expected annual pretax loss from continuing operations. No net federal income tax benefit is reflected in the income statement for net operating losses to be carried forward since the potential benefit of net operating loss carry-forwards have been offset by a valuation allowance.

    LOSS ON EXTINGUISHMENTS OF DEBT. In conjunction with the issuance of the Unsecured Notes and the Senior Secured Credit Facility on February 20, 2002, the Company paid off the then outstanding term loans and revolver under the former credit facility and bridge notes to affiliates. As a result, a loss of $5.3 million, net of tax benefit, was recognized relating to the write-off of unamortized deferred financing costs.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of change in accounting principle, representing a loss of $1.8 million, was recorded due to the adoption of SAB 101 as of August 27, 2000. See Note 2.

    NET INCOME. As a result of the foregoing, we reported a net loss of $0.5 million for the Nine Months Ended May 25, 2002 as compared to net income of $1.9 million for the Nine Months Ended May 26, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. Operating activities provided cash of $24.5 million for the Nine Months Ended May 25, 2002 as compared with $9.6 million for the Nine Months Ended May 26, 2001. The $14.9 million increase in cash provided by operating activities was primarily attributable to a decrease in accounts receivable of $5.8 million, an increase in bank overdraft, accounts payable, and accrued expenses of $12.8 million and an increase in operating cash from net income before depreciation and amortization and other noncash charges of $2.7 million. The increases were partially offset by a decrease in customer deposits of $4.1 million.

    INVESTING ACTIVITIES.  Capital expenditures for the Nine Months Ended
May 25, 2002 and May 26, 2001 were $8.2 million and $5.5 million, respectively. Our projected capital expenditures for 2002 are expected to be $15.0 million.

    FINANCING ACTIVITIES. Net cash used in financing activities was $16.9 million for the Nine Months Ended May 25, 2002 and net cash provided by financing activities was $45.2 million for the Nine Months Ended May 26, 2001. For the Nine Months Ended May 25, 2002, the cash provided by operating activities and the proceeds received on February 20, 2002 from the issuance of the $177 million of Unsecured Notes, $167.3 million net of financing fees, were used to pay off the old term loans, revolver and bridge notes. For the Nine Months Ended May 26, 2001, borrowings were made on the revolver and the term loan facility in connection with the acquisition of ECI on March 30, 2001.

    CAPITAL RESOURCES. In connection with the Taylor Acquisition, we amended and restated our original credit agreement as of July 27, 2000 and increased the amounts available under the term loan A, term loan B and the revolving credit facility. On March 31, 2001, in connection with the ECI Acquisition, we entered into a second amendment to the credit agreement to increase the amounts available under the term loan A and term loan B. As of February 20, 2002, the Company issued $177 million of Unsecured Notes due in 2007 and entered into a new $40 million Senior Secured Credit Facility. With these proceeds, the Company paid off the then outstanding term loans and revolver under the former credit facility.

    In connection with the Taylor Acquisition, CBI signed a gold consignment financing agreement with a bank. Under its gold consignment financing agreement, CBI has the ability to have on consignment the lowest of (i) the dollar value of 27,000 troy ounces of gold, (ii) $10.1 million and (iii) a borrowing base, determined based upon a percentage of gold located at CBI's facilities and other approved locations, as specified by the agreement. Under the terms of the consignment arrangement, CBI does not own the consigned gold nor have risk of loss related to such inventory until the money is received by the bank from CBI in payment for the gold purchased. Accordingly, CBI does not include the values of consigned gold in its inventory or the corresponding liability for financial statement purposes. As a result, as of May 25, 2002 and May 26, 2001, CBI held approximately 22,720 ounces and 18,640 ounces, respectively, of gold valued at $7.3 million and $5.1 million, respectively, on consignment from the bank.

    As of February 20, 2002, the Company issued $177 million of Unsecured Notes due in 2007 and entered into a new $40 million Senior Secured facility. With the proceeds thereof, the Company paid off the TP Holding Corp. convertible subordinated bridge promissory notes owing to CHPIII of approximately
$19.0 million in the aggregate, including accrued interest, which were due on February 28, 2003 and the convertible subordinated bridge promissory note due to CHPIII of approximately $9.4 million, including accrued interest, which was due on February 28, 2003.

    Cash generated from operating activities and availability under our existing credit facilities have been our principal sources of liquidity. Our liquidity needs arise primarily from debt service, working capital, capital expenditure and general corporate requirements. As of May 25, 2002 we had approximately $38.6 million available under our Senior Secured Credit Facility. We believe that cash flow from our operating activities combined with the availability of funds under our new senior secured credit facility will be sufficient to support our operations and liquidity requirements for the foreseeable future.

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

    In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS, which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. The Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We will adopt SFAS No. 145 in September 2002 and does not expect this adoption to have a material effect on the financial statements, except for the reclassification of the extraordinary item, loss on early extinguishments of debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE RISK. We have market risk exposure from changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments and through the use of interest rate swaps. Our Credit Agreement and our gold consignment agreement are variable rate facilities. The interest rates under these facilities are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. We do not use derivatives or other financial instruments for trading purposes. Upon the issuance of the Unsecured Notes and the new Senior Secured Credit Facility on February 20, 2002, we settled a portion of our existing swap agreements representing a notional amount of $37.5 million and the remaining interest rate swap agreement representing a notional amount of $25 million has been reclassified as a free-standing derivative. As such, any changes in the fair value of this derivative will result in a mark-to-market adjustment of the carrying value with any changes being reported to other income or loss. As of May 25, 2002, the fair value of this derivative represented a liability of approximately $1.1 million.

    Our derivatives and other financial instruments subject to interest rate risk consist of (a) borrowings under the senior revolving credit facility (b) a freestanding derivative and (c) the notional amount under the gold consignment agreement. The net market value of these financial instruments at May 25, 2002 represented a net liability of $8.5 million.

    SEMI-PRECIOUS STONES. We purchase the majority of our semi-precious stones from a single source supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The purchases are payable in Euros. In order to hedge our market risk, we have from time-to-time purchased forward currency contracts. During 2002, we did not purchase any forward currency contracts. During 2001, we purchased a total of $2.0 million in forward currency contracts with various maturity dates resulting in a net gain of $0.1 million.

    GOLD. We purchase all of our gold requirements from a bank through our revolving credit and gold consignment agreement. We consign the majority of our gold from a bank and pay for gold as the product is shipped to customers and as required by the terms of the gold consignment agreement. As of May 25, 2002, we had hedged our gold requirements for the fiscal year ending August 31, 2002 by covering the majority of our estimated gold requirements through the purchase of gold options. At May 25, 2002, we held options to purchase 12,000 ounces of gold at an average price of $310 per ounce, which expire on a monthly basis, ending July 2002.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    This report includes forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Although management believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Any change in or adverse development, including the following factors may impact the achievement of results in or accuracy of forward-looking statements: the price of gold and precious, semiprecious and synthetic stones; the Company's access to students and consumers in schools; the seasonality of the Company's business; regulatory and accounting rules; the Company's relationship with its independent sales representatives; fashion and demographic trends; general economic, business, and market trends and events, especially during peak buying seasons for the Company's products; the Company's ability to respond to customer change orders and delivery schedules; development and operating costs; competitive pricing changes; successful completion of management initiatives designed to achieve operating efficiencies; the Company's cash flows; and the Company's ability to draw down funds under its current bank financings and to enter into new bank financings. The foregoing factors are not exhaustive. New factors may emerge or changes may occur that impact the Company's operations and businesses. Forward-looking statements herein are expressly qualified on the foregoing or such other factors as may be applicable.

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

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        None

    (b) Reports on Form 8-K

       A Form 8-K dated May 24, 2002 and filed May 29, 2002 announcing the dismissal of Arthur Andersen LLP as our independent public accountants and the engagement of Deloitte & Touche LLP as our new independent public accountants.

                        AMERICAN ACHIEVEMENT CORPORATION
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 9, 2002.

                                                       AMERICAN ACHIEVEMENT CORPORATION

                                                       By:
                                                            -----------------------------------------
                                                                          David G. Fiore
                                                                     CHIEF EXECUTIVE OFFICER

                                                       By:
                                                            -----------------------------------------
                                                                         Sherice P. Bench
                                                                     CHIEF FINANCIAL OFFICER