Form 10-Q/A
period 2002-05-25
AMERICAN ACHIEVEMENT CORP
filed 2002-09-09
CIK 1168468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-Q/A


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


                         809,351 SHARES OF COMMON STOCK
       (Number of shares outstanding as of July 9, and September 9, 2002)


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

Item 1. Condensed Consolidated Financial Statements and Notes (as restated)

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

PART I. FINANCIAL INFORMATION


    This amendment to the Quarterly Report on Form 10-Q for the period ended May 25, 2002 includes restated unaudited condensed consolidated financial statements reflecting (1) the Company changing its revenue recognition on certain sales to independent sales representatives in order to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin
No. 101, Revenue Recognition in Financial Statements ("SAB101"), which should have been adopted September 1, 2000, and (2) an income tax benefit related to a net operating loss carryback attributable to one of the Company's subsidiaries, which should have been recognized during the year ended August 25, 2001, as discussed in Note 13 to the accompanying unaudited condensed consolidated financial statements.



    The Company expects to issue restated consolidated financial statements for the year ended August 25, 2001 upon filing of its Annual Report on Form 10-K for the year ended August 31, 2002.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES


                        AMERICAN ACHIEVEMENT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                              MAY 25, 2002
                                                              (UNAUDITED)    AUGUST 25, 2001
                                                              ------------   ---------------
                                                                (AS RESTATED--SEE NOTE 13)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,999        $  2,636
  Accounts receivable, net of allowance of $3,647 and
    $3,379..................................................      77,112          49,931
  Income tax receivable.....................................          --             776
  Inventories, net..........................................      27,669          26,672
  Prepaid expenses and other current assets.................      17,891          20,158
                                                                --------        --------
    Total current assets....................................     124,671         100,173

Property, plant and equipment, net of accumulated
  depreciation of $35,348 and $26,669.......................      64,345          64,842
Trademarks, net of accumulated amortization of $5,100 and
  $3,942....................................................      41,140          42,299
Goodwill, net of accumulated amortization of $14,676 and
  $11,655...................................................     144,739         147,497
Other assets, net of accumulated amortization of $4,800 and
  $4,487....................................................      30,483          30,160
                                                                --------        --------
    Total assets............................................    $405,378        $384,971
                                                                ========        ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft............................................    $  5,159        $  4,243
  Accounts payable..........................................      17,225          11,018
  Customer deposits.........................................      35,625          24,180
  Accrued Expenses..........................................      29,227          21,877
  Deferred revenue..........................................       3,369           6,799
  Accrued interest..........................................       7,120           2,240
  Current portion of long-term debt.........................          --          12,900
                                                                --------        --------
    Total current liabilities...............................      97,725          83,257

Long-term debt, net of current portion......................     216,975         183,714
Bridge Notes due to Affiliates..............................          --          26,995
Other long-term liabilities.................................       3,793           4,527
                                                                --------        --------
    Total liabilities.......................................     318,493         298,493
Redeemable Minority Interest in Subsidiary..................      16,550          15,650
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 1,200,000 shares
    authorized (in total) Series A, 1,006,847 shares and
    1,001,347 shares issued and outstanding, respectively;
    liquidation preference of approximately $100,685 and
    $100,135, respectively..................................          10              10
  Common stock, $.01 par value, 1,250,000 shares authorized,
    809,351 shares issued and outstanding...................           8               8
  Additional paid-in capital................................      95,310          94,760
  Accumulated other comprehensive loss......................      (2,419)         (2,751)
  Accumulated deficit.......................................     (22,574)        (21,199)
                                                                --------        --------
    Total stockholders' equity..............................      70,335          70,828
                                                                --------        --------
    Total liabilities and stockholders' equity..............    $405,378        $384,971
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

                        AMERICAN ACHIEVEMENT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                              FOR THE THREE MONTHS ENDED
                                                              ---------------------------
                                                              MAY 25, 2002   MAY 26, 2001
                                                              ------------   ------------
                                                              (AS RESTATED--SEE NOTE 13)
Net sales...................................................    $122,073       $114,596
Cost of sales...............................................      56,123         52,011
                                                                --------       --------
  Gross profit..............................................      65,950         62,585

Selling, general and administrative expenses................      41,385         39,315
                                                                --------       --------
  Operating income..........................................      24,565         23,270
Interest expense, net.......................................       7,175          5,957
Other expense...............................................          35             --
                                                                --------       --------
  Income before provision for income taxes..................      17,355         17,313
Provision for income taxes..................................       6,857          4,925
                                                                --------       --------
  Net income................................................      10,498         12,388
Preferred dividends.........................................        (300)          (300)
                                                                --------       --------
  Net income to common stockholders.........................    $ 10,198       $ 12,088
                                                                ========       ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                               FOR THE NINE MONTHS ENDED
                                                              ---------------------------
                                                              MAY 25, 2002   MAY 26, 2001
                                                              ------------   ------------
                                                              (AS RESTATED--SEE NOTE 13)
Net sales...................................................    $248,655       $229,756
Cost of sales...............................................     113,403        109,219
                                                                --------       --------
  Gross profit..............................................     135,252        120,537
Selling, general and administrative expenses................     103,845         97,806
                                                                --------       --------
  Operating income..........................................      31,407         22,731
Interest expense, net.......................................      18,387         17,111
Other expense...............................................       2,644             --
                                                                --------       --------
  Income before provision for income taxes..................      10,376          5,620
Provision for income taxes..................................       5,589          2,064
                                                                --------       --------
  Income before extraordinary item and cumulative effect of
    change in accounting principle..........................       4,787          3,556

Extraordinary item:
Loss on early extinguishment of debt, net of tax benefit of
  $388......................................................       5,262             --

Cumulative effect of change in accounting principle.........          --          1,835
                                                                --------       --------
  Net (loss) income.........................................        (475)         1,721
Preferred dividends.........................................        (900)          (900)
                                                                --------       --------
  Net (loss) income to common stockholders..................    $ (1,375)      $    821
                                                                ========       ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                               FOR THE NINE MONTHS ENDED
                                                              ---------------------------
                                                              MAY 25, 2002   MAY 26, 2001
                                                              ------------   ------------
                                                              (AS RESTATED--SEE NOTE 13)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income...........................................   $    (475)     $   1,721
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities
    Loss on early extinguishment of debt, net of tax
      benefit...............................................       5,262             --
    Cumulative effect of change in accounting principle.....          --          1,806
    Depreciation and amortization...........................      14,629         12,728
    Amortization of debt discount and deferred financing
      fees..................................................         991            905
    Unrealized gain on free-standing derivative.............         265             --
    Provision for doubtful accounts.........................         268            922
    Changes in assets and liabilities-
      Increase in accounts receivable.......................     (27,449)       (33,206)
      Increase in inventories...............................        (997)        (1,666)
      Decrease in prepaid expenses and other current
        assets..............................................       3,043          2,532
      Increase in other assets..............................         (93)        (2,160)
      Increase in customer deposits.........................      11,445         15,532
      (Decrease) Increase in deferred revenue...............      (3,430)         2,467
      Increase in bank overdraft, accounts payable, accrued
        expenses,
        and other long-term liabilities.....................      21,012          7,979
                                                               ---------      ---------
    Net cash provided by operating activities...............      24,471          9,560
                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES;
  Purchases of property, plant and equipment................      (8,241)        (5,480)
  Sales of Publishing Segment...............................          --             47
  Acquisition of Educational Communications Inc., net of
    cash and cash equivalents acquired......................          --        (50,413)
                                                               ---------      ---------
    Net cash used in investing activities...................      (8,241)       (55,846)
                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Senior Unsecured Notes, net of debt issue
    cost....................................................     166,612             --
  (Payments) Proceeds on term loan facility, net............    (121,400)        27,562
  Proceeds from issuance of preferred stock.................          --         16,000
  Revolver payments, net....................................     (33,696)         1,610
  Payment of bridge notes to affiliate......................     (28,383)            --
                                                               ---------      ---------
      Net cash (used in) provided by financing activities...     (16,867)        45,172
                                                               ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................        (637)        (1,114)
CASH AND CASH EQUIVALENTS, beginning of period..............       2,636          1,887
                                                               ---------      ---------
CASH AND CASH EQUIVALENTS, end of period....................   $   1,999      $     773
                                                               =========      =========
SUPPLEMENTAL DISCLOSURE
  Cash paid during the period for--
    Interest................................................   $  17,821      $  15,068
                                                               =========      =========
    Income taxes............................................   $   1,006      $     154
                                                               =========      =========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Accrued preferred stock dividends.........................   $     900      $     900
                                                               =========      =========
  Issuance of stock in settlement of obligation.............   $     550             --
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

                        AMERICAN ACHIEVEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION


    The condensed consolidated financial statements include the accounts of American Achievement Corporation and its direct and indirect subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.


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


    Effective August 27, 2000, the Company changed its accounting method for recognizing revenue on certain sales to independent sales representatives, in order to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Under SAB 101, the recognition of revenue and related gross profit on sales to independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue should be deferred until the independent sales representative delivers the product and title passes to the Company's end customer. Previously, the Company recognized revenue from these transactions upon shipment of product to the independent sales representative, net of estimates for possible returns and allowances. The cumulative effect of the change in accounting principle resulted in an increase of $1.8 million to the net loss for the nine months ended
May 26, 2001. This change had no impact on the Company's cash flows from operations.



(2)  SIGNIFICANT ACQUISITIONS


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

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)


(2)  SIGNIFICANT ACQUISITIONS (CONTINUED)

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

    The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the ECI acquisition had been completed as of the beginning of the periods presented (in thousands):


                                                               FOR THE NINE MONTHS ENDED
                                                              ---------------------------
                                                              MAY 25, 2002   MAY 26, 2001
                                                              ------------   ------------
                                                              (UNAUDITED)    (UNAUDITED)
Net sales...................................................    $248,655       $245,644
Income before extraordinary items...........................       4,787          7,804
Net (loss) income to common stockholders....................      (1,375)         5,069



(3)  COMPREHENSIVE INCOME (LOSS)


    Beginning in the fiscal year 2001, the effective portion of the loss on derivatives and unrecognized losses on accrued minimum pension liabilities were included in other comprehensive income (loss). The

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)


(3)  COMPREHENSIVE INCOME (LOSS) (CONTINUED)

following amounts were included in determining the Company's comprehensive income (loss) for the three and nine month periods ended May 25, 2002 and May 26, 2001.


                                               FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                               ---------------------------   ---------------------------
                                               MAY 25, 2002   MAY 26, 2001   MAY 25, 2002   MAY 26, 2001
                                               ------------   ------------   ------------   ------------
Net income (loss)............................     $10,198        $12,088       $(1,375)        $  821
Adjustment in minimum pension liability......        (246)            --        (1,900)            --
Change in effective portion of derivative
  loss.......................................          --            401            --         (1,772)
Reclassification into earnings for derivative
  termination................................          --             --         2,232             --
                                                  -------        -------       -------         ------
Total comprehensive income (loss)............     $ 9,952        $12,489       $(1,043)        $ (951)
                                                  =======        =======       =======         ======



(4)  INVENTORIES, NET


    A summary of inventories, net is as follows (in thousands):

                                                            MAY 25, 2002   AUGUST 25, 2001
                                                            ------------   ---------------
Raw materials.............................................     $ 8,357         $ 8,545
Work in process...........................................      12,512          10,293
Finished goods............................................       7,775           8,092
Less--Reserves............................................        (975)           (258)
                                                               -------         -------
                                                               $27,669         $26,672
                                                               =======         =======

    Cost of sales includes depreciation and amortization of $6,060,000 and $5,452,000 for the nine months ended May 25, 2002 and May 26, 2001, respectively.


(5)  LONG-TERM DEBT


    Long-term debt consists of the following (in thousands):

                                                            MAY 25, 2002   AUGUST 25, 2001
                                                            ------------   ---------------
11 5/8% Senior unsecured notes due 2007...................    $175,520        $     --
11% Senior subordinated notes due 2007....................      41,355          41,355
Senior secured credit facility............................         100              --
Former senior credit facility:
  Revolving credit facility...............................          --          33,859
  Term Loan A.............................................          --          57,000
  Term Loan B.............................................          --          64,400
Bridge notes to affiliates................................          --          26,995
                                                              --------        --------
    Total debt............................................    $216,975        $223,609
Less: current portion.....................................          --          12,900
                                                              --------        --------
    Total long-term debt..................................    $216,975        $210,709
                                                              ========        ========

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)


(5)  LONG-TERM DEBT (CONTINUED)

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


11% SENIOR SUBORDINATED NOTES



    Commemorative Brands, Inc.'s ("CBI") 11% senior subordinated notes (the "Subordinated Notes") mature on January 15, 2007. The Subordinated Notes are redeemable at the option of CBI in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5 percent of the principal amount thereof if redeemed during 2002 and declining to 100 percent of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages as defined in the indenture relating to the Subordinated Notes, as amended (the "CBI Indenture"), if any, thereon to the date of redemption. The Company has not redeemed any of the Subordinated Notes as of May 25, 2002.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)


(5)  LONG-TERM DEBT (CONTINUED)

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


    Advances under the Senior Secured Credit Facility may be made as base rate loans or LIBOR loans at the Company's election (except for the initial loans which were base rate loans). Interest rates payable upon advances are based upon the base rate or LIBOR depending on the type of loan the Company chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the Credit Agreement). The effective rate on borrowings for the three and nine months ended May 25, 2002 was 8.5%.


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

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)


(5)  LONG-TERM DEBT (CONTINUED)

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


    As a result of the early prepayment of certain debt obligations, the remaining interest rate swap agreement representing a notional amount of $25 million has been reclassified as a trading derivative to other current liabilities. As such, any changes in the fair value of this derivative will result in a mark-to-market adjustment of the carrying value with any changes being reported to other income or loss. As of May 25, 2002, the fair value of this derivative represented a liability of approximately $1.1 million.


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

    The Company's long-term debt outstanding as of May 25, 2002 matures as follows (in thousands):

FISCAL YEAR ENDING                                            AMOUNT MATURING
------------------                                            ---------------
2003........................................................      $     --
2004........................................................            --
2005........................................................            --
2006........................................................           100
2007........................................................       216,875
Thereafter..................................................            --
                                                                  --------
                                                                  $216,975
                                                                  ========

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)


(5)  LONG-TERM DEBT (CONTINUED)

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


(7)  INCOME TAXES



    For the nine months ended May 25, 2002 and May 26, 2001, the company recorded an income tax provision of $5,589,000 and $2,064,000, respectively, which represents an effective tax rate of 54% and 37%, respectively, on income before extraordinary items and cumulative effect of change in accounting principle. The Company's effective tax rate relates to the expected annual benefits from the net operating loss carryback generated in years ending
August 31, 2002 and August 25, 2001 attributable to Taylor Senior Holding Corp
(THSC) as a percentage of the Company's expected annual pretax loss from continuing operations. No net federal income tax benefit is reflected in the income statement for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not.



(8)  STOCKHOLDERS' EQUITY



    During the nine months ended May 25, 2002, 5,500 shares of the Series A Preferred Stock of the Company were issued to an executive pursuant to a bonus provided for in fiscal 2001. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock are entitled to receive payment of the liquidation value of $100 per share plus any accrued and unpaid

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)


(8)  STOCKHOLDERS' EQUITY (CONTINUED)

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


    Incentive stock options for 69,853 shares and 28,984 shares and nonqualified stock options for 2,230 and 1,874 shares of the Company's Common Stock were outstanding as of May 25, 2002, and August 25, 2001, respectively.


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


(9)  RELATED-PARTY TRANSACTIONS



    The Company entered into a management agreement on March 30, 2001 with Castle Harlan, Inc. (the "Manager"), pursuant to which the Manager agreed to provide business and organization strategy, financial and investment management and merchant and investment banking services to the Company and its subsidiaries. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The agreement is for a term of 10 years, renewable automatically from year to year unless Castle Harlan Partners III, L.P. or Castle Harlan Partners II, L.P., affiliates of the Manager, shall own less than 5 percent of the then outstanding capital stock of the Company. Beginning fiscal year 2002, the Company is required to pay a management fee equal to $3,000,000, unless otherwise prohibited by the Company's Credit Agreement. The Company was subject to a similar management agreement with the Manager, which was signed on July 27, 2000, and an agreement signed on December 16, 1996. Amounts paid under all management agreements totaled approximately $750,000 and $325,000 for the three months ended May 25, 2002 and May 26, 2001, respectively and $1,825,000 and $650,000 for the nine months ended May 25, 2002 and May 26, 2001, respectively. As of May 25, 2002 and August 25, 2001, the Company had accrued management fees of approximately $750,000 and $688,000, respectively. Included in deferred financing costs for the ECI acquisition is approximately $557,000 of management fees.



    In connection with the ECI acquisition, the Company has a receivable from the Castle Harlan group relating to the acquisition expenses, along with other reimbursible expenses which was to be reimbursed to the Company. The amount of such receivable was approximately $58,000 and $179,000 as of May 25, 2002 and August 25, 2001, respectively.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)


(9)  RELATED-PARTY TRANSACTIONS (CONTINUED)

    In conjunction with the issuance of the Unsecured Notes and entrance into the Senior Secured Credit Facility (See Note 4), the Company paid off its bridge notes to affiliates.


(10)  BUSINESS SEGMENTS


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


                                                                           RECOGNITION
                                                                               AND
                                                              SCHOLASTIC    AFFINITY      TOTAL
                                                              ----------   -----------   --------
Three Months Ended May 26, 2001
  Net sales.................................................   $110,417      $ 4,179     $114,596
  Interest expense, net.....................................      4,761        1,196        5,957
  Depreciation and amortization.............................      3,930          866        4,796
  Segment operating income (loss)...........................     24,378       (1,108)      23,270
  Capital expenditures......................................      1,555          173        1,728
  Segment assets............................................    313,091       92,112      405,203

Three Months Ended May 25, 2002
  Net sales.................................................   $115,980      $ 6,093     $122,073
  Interest expense, net.....................................      5,557        1,618        7,175
  Depreciation and amortization.............................      3,977        1,077        5,054
  Segment operating income (loss)...........................     25,050         (485)      24,565
  Capital expenditures......................................      4,054          451        4,505
  Segment assets............................................    315,067       90,311      405,378

Nine months ended May 26, 2001
  Net sales.................................................   $212,614      $17,142     $229,756
  Interest expense, net.....................................     14,800        2,311       17,111
  Depreciation and amortization.............................     11,069        1,659       12,728
  Segment operating income (loss)...........................     24,621       (1,890)      22,731
  Capital expenditures......................................      4,932          548        5,480
  Segment assets............................................    313,091       92,112      405,203

Nine months ended May 25, 2002
  Net sales.................................................   $218,053      $30,602     $248,655
  Interest expense, net.....................................     13,742        4,645       18,387
  Depreciation and amortization.............................     11,454        3,175       14,629
  Segment operating income..................................     25,940        5,467       31,407
  Capital expenditures......................................      7,417          824        8,241
  Segment assets............................................    315,067       90,311      405,378


    The Company's reportable segments are strategic business units that offer products to different consumer segments. Each segment is managed separately because each business requires different

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)


(10)  BUSINESS SEGMENTS (CONTINUED)

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


(12)  NEW ACCOUNTING PRONOUNCEMENTS



    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated subsequent to June 30, 2001, be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. Under SFAS
No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).



    The Company will adopt SFAS No. 142 beginning on September 1, 2002, the first day of fiscal year 2003. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoptions on its financial position and results of operations. The impact of adoption may be material. Upon adoption of these standards, goodwill amortization will cease and certain intangibles such as workforce in place will be reclassified into goodwill.


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


    In April 2002, the Financial Accounting Standards Board issued SFAS
No. 145, RECISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. The Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)


(12)  NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

modifications that have economic effects that are similar to sale-leaseback transactions. The Company will adopt SFAS No. 145 in September 2002 and does not expect this adoption to have a material effect on the financial statements, except for the reclassification of the extraordinary item, loss on early extinguishments of debt.


(13)  RESTATEMENT OF FINANCIAL STATEMENTS



    Subsequent to the issuance of its consolidated financial statements as of and for the three and six month periods ended February 23, 2002, management of the Company determined that a change in its revenue recognition policy for recognizing revenue on certain sales to representatives should have been made as of August 27, 2000, in order to comply with the provisions of SAB 101, and that a 2001 income tax benefit related to the net operating loss carryback attributable to one of the Company's subsidiaries, Taylor Senior Holding Corp, should have been recognized during the year ended August 25, 2001. Such adjustment resulted in a reduction of $1.6 million to the net loss. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported.



    A summary of the significant effects of the restatement is as follows (in thousands):



                                                       AUGUST 25, 2001                MAY 25, 2002
                                                 ---------------------------   ---------------------------
                                                 AS PREVIOUSLY                 AS PREVIOUSLY
                                                   REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                                 -------------   -----------   -------------   -----------
Prepaids and other assets......................    $ 15,916        $ 20,158      $ 17,688        $ 17,891
Refundable income taxes........................          --           1,576         1,576           1,576
Total assets...................................     379,953         385,771       406,751         406,954
Deferred revenue...............................          --           6,799         3,219           3,369
Accumulated deficit............................     (20,218)        (21,199)      (22,658)        (22,574)
Stockholders equity............................      71,809          70,828        70,251          70,335



                                                    FOR THE THREE MONTHS        FOR THE NINE MONTHS ENDED
                                                     ENDED MAY 25, 2002               MAY 25, 2002
                                                 ---------------------------   ---------------------------
                                                 AS PREVIOUSLY                 AS PREVIOUSLY
                                                   REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                                 -------------   -----------   -------------   -----------
Net sales......................................    $121,541        $122,073      $248,946        $248,655
Cost of sales..................................      56,163          56,123       113,670         113,403
Gross profit...................................      65,378          65,950       135,276         135,252
Selling, general and administrative expenses...      40,972          41,385       103,842         103,845
(Provision) benefit for income taxes...........      (6,888)         (6,857)       (5,620)         (5,589)
Net income (loss)..............................      10,308          10,498          (479)           (475)



                                                    FOR THE THREE MONTHS        FOR THE NINE MONTHS ENDED
                                                     ENDED MAY 26, 2001               MAY 26, 2001
                                                 ---------------------------   ---------------------------
                                                 AS PREVIOUSLY                 AS PREVIOUSLY
                                                   REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                                 -------------   -----------   -------------   -----------
Net Sales......................................    $114,524        $114,596      $229,011        $229,756
Cost of Sales..................................      51,957          52,011       108,639         109,219
Gross profit...................................      62,567          62,585       120,372         120,537
Selling, general and administrative............      39,031          39,315        97,460          97,806
(Provision) benefit for income taxes...........      (4,934)         (4,925)       (2,073)         (2,064)
Cumulative effect of change in accounting
  principle....................................          --              --        (1,806)         (1,835)



Net income.....................................      12,645          12,388         1,922           1,721

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


RESTATEMENT



    As discussed in Note 13, the unaudited condensed consolidated financial statements in this amendment to the Quarterly Report on Form 10-Q for the period ended May 25, 2002 have been restated.



    The Company's Management Discussion and Analysis has been revised to reflect the effects of this restatement.


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


                                              THREE MONTHS ENDED                           NINE MONTHS ENDED
                                   -----------------------------------------   -----------------------------------------
                                      MAY 25, 2002          MAY 26, 2001          MAY 25, 2002          MAY 26, 2001
                                   -------------------   -------------------   -------------------   -------------------
                                              % OF NET              % OF NET              % OF NET              % OF NET
                                    ACTUAL     SALES      ACTUAL     SALES      ACTUAL     SALES      ACTUAL     SALES
                                   --------   --------   --------   --------   --------   --------   --------   --------
Net sales........................  $122,073    100.0%    $114,596    100.0%    $248,655     100.0 %  $229,756    100.0%
Cost of sales....................    56,123     46.0%      52,011     45.4%     113,403      45.6 %   109,219     47.5%
                                   --------    -----     --------    -----     --------    ------    --------    -----
  Gross profit...................    65,950     54.0%      62,585     54.6%     135,252      54.4 %   120,537     52.5%
Selling, general and
  administrative expenses........    41,385     33.9%      39,315     34.3%     103,845      41.8 %    97,806     42.6%
                                   --------    -----     --------    -----     --------    ------    --------    -----
Operating income.................    24,565     20.1%      23,270     20.3%      31,407      12.6 %    22,731      9.9%
Interest expense, net............     7,175      5.9%       5,957      5.2%      18,387       7.4 %    17,111      7.4%
Other expense....................        35      0.0%          --      0.0%       2,644       1.1 %        --      0.0%
                                   --------    -----     --------    -----     --------    ------    --------    -----
  Income before taxes............    17,355     14.2%      17,313     15.1%      10,376       4.2 %     5,620      2.4%
Provision for income taxes.......     6,857      5.6%       4,925      4.3%       5,589       2.3 %     2,064      0.9%
Loss on extinguishments of
  debt...........................        --      0.0%          --      0.0%       5,262       2.1 %        --      0.0%
Cumulative effect of change in
  accounting principle...........        --      0.0%          --      0.0%          --       0.0 %     1,835      0.8%
                                   --------    -----     --------    -----     --------    ------    --------    -----
Net income (loss)................  $ 10,498      8.6%    $ 12,388     10.8%    $   (475)      0.2 %  $  1,721      0.8%
                                   ========    =====     ========    =====     ========    ======    ========    =====


THREE MONTHS ENDED MAY 25, 2002 COMPARED WITH THREE MONTHS ENDED MAY 26, 2001.


    NET SALES. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $7.5 million, or 6.5%, to $122.1 million for the Three Months Ended May 25, 2002 from $114.6 million for the Three Months Ended May 26, 2001. This increase in net sales was due primarily to timing of shipments.


    The following details the changes in net sales during such periods by business segment.


    SCHOLASTIC PRODUCTS. Net sales increased $5.6 million to $116.0 million for the Three Months Ended May 25, 2002 from $110.4 million for the Three Months Ended May 26, 2001. The increase in net sales was the result of a $5.6 million timing difference from yearbook shipments, college ring shipments, and high school ring deliveries made by our independent sales representatives.


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


    GROSS PROFIT. Gross margin represents gross profit as a percentage of net sales. Gross margin was 54.0% for the Three Months Ended May 25, 2002, a
0.6 percentage point decrease from 54.6% for the Three Months Ended May 26, 2001. The decrease was the result of a combination of a decrease in class ring margins due to cost per unit increases in labor and material as well as a shift in metal mix from precious to nonprecious, and a decrease in yearbook margins due to increased labor costs as a result of difficulties associated with the implementation of new technology. A portion of the decline in gross margins was offset by more favorable gross margins in graduation products.



    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.1 million, or 5.3%, to $41.4 million for the Three Months Ended May 25, 2002 from $39.3 million for the Three Months Ended May 26, 2001. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $2.0 million to $31.7 million or 26.0% of net sales, for the Three Months Ended May 25, 2002 from $29.8 million or 26.0% of net sales, for the Three Months Ended May 26, 2001. General and administrative expenses for the Three Months Ended May 25, 2002 were $9.7 million, or 7.9% of net sales, as compared to $9.6 million, or 8.4% of net sales, for the Three Months Ended May 26, 2001. The decrease in General and Administrative expenses as a percentage of sales is a result of continued synergy savings as a result of the Taylor Acquisition partially offset by increased medical expenses.



    OPERATING INCOME. As a result of the foregoing, operating income was $24.6 million, or 20.1% of net sales, for the Three Months Ended May 25, 2002 as compared with operating income of $23.3 million, or 20.3% of net sales, for the Three Months Ended May 26, 2001. The scholastic products segment reported operating income of $25.1 million for the Three Months Ended May 25, 2002 as compared with $24.4 million for the Three Months Ended May 26, 2001. The recognition and affinity products segment reported an operating loss of $0.5 million for the Three Months Ended May 25, 2002 as compared with an operating loss of $1.1 million for the Three Months Ended May 26, 2001.


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


    OTHER EXPENSE.  Other expense was $35,000 for the Three Months Ended
May 25, 2002. The $35,000 was a result of changes in the fair value of an interest rate swap agreement representing a notional amount of $25.0 million classified as trading derivative. As of May 25, 2002, the fair value of this derivative represented a liability of approximately $1.1 million.



    PROVISION (BENEFIT) FOR INCOME TAXES. For the Three Months Ended May 25, 2002 and May 26, 2001, the Company recorded an income tax provision of $6,857,000 and $4,925,000, respectively, which represents an effective tax rate of 54% and 37%, respectively, on income before extraordinary items and cumulative effect of change in accounting principles. The Company's effective tax rate relates to the expected annual benefits from the net operating loss carryback generated in years ending August 31, 2002 and August 25, 2001 attributable to Taylor Senior Holding Corp (THSC) as a percentage of the Company's expected annual pretax loss from continuing operations. No net federal income tax benefit is reflected in the income statement for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not.



    NET INCOME. As a result of the foregoing, we reported net income of $10.5 million for the Three Months Ended May 25, 2002 as compared to net income of $12.4 million for the Three Months Ended May 26, 2001.


NINE MONTHS ENDED MAY 25, 2002 COMPARED WITH NINE MONTHS ENDED MAY 26, 2001.


    NET SALES. Net sales increased $18.9 million, or 8.2%, to $248.7 million for the Nine Months Ended May 25, 2002, from $229.8 million for the Nine Months Ended May 26, 2001. The increase was due primarily to the inclusion of $14.5 million of net sales from ECI, which we acquired on March 30, 2001, and an increase in sales of other product lines.



    SCHOLASTIC PRODUCTS. Net sales increased $5.4 million, or 2.6% to $218.1 million for the Nine Months Ended May 25, 2002 from $212.6 million for the Nine Months Ended May 26, 2001. The increase was due primarily to increased unit volume of in-store high school ring sales and in-school high school ring sales of $2.5 million and a $2.2 million increase in the in-school high school segment of graduation products. The remaining increase is due to timing of college rings and yearbooks.


    RECOGNITION AND AFFINITY PRODUCTS. Net sales increased $13.5 million to $30.6 million for the Nine Months Ended May 25, 2002 from $17.1 million for the Nine Months Ended May 26, 2001. The increase was primarily the result of
$14.5 million of net sales attributable to ECI. The increase was partially offset by a decline in lower sales of affinity and sports jewelry.


    GROSS PROFIT. Gross margin was 54.4% for the Nine Months Ended May 25, 2002, a 1.9 percentage point increase from 52.5% for the Nine Months Ended
May 26, 2001. The gross margin increase for the Nine Months Ended May 25, 2002 primarily the result of the inclusion of the ECI operations for this period. Excluding ECI, gross margin would have been 52.7% for the Nine Months Ended May 25, 2002 and May 26, 2001.



    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $6.0 million, or 6.2%, to $103.8 million for the Nine Months Ended May 25, 2002 from $97.8 million for the Nine Months Ended May 26, 2001. As a percentage of net sales, however, selling, general and administrative expenses decreased 0.8 percentage points for the Nine Months Ended May 25, 2002 compared with the nine months ended May 26, 2001. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $4.6 million to $74.2 million, or 29.8% of net sales, for the Nine Months Ended May 25, 2002 from $69.6 million, or 30.3% of net sales, for the Nine Months Ended May 26, 2001. Excluding ECI, selling and marketing expenses would have been 30.5% of net sales as compared to 30.3% of net sales for the Nine Months Ended May 26, 2001. General and administrative expenses for the Nine Months Ended May 25, 2002 were $29.7 million, or 11.9% of net sales, as compared to $28.2 million, or 12.3% of net sales, for the Nine Months Ended May 26, 2001. Excluding ECI, general and administrative expenses for the Nine Months Ended May 25, 2002 would have been $26.3 million or 11.2% of net sales, a 0.7 percentage point decrease from the Nine Months Ended May 26, 2001. This decrease in general and administrative expenses was a result of synergy savings realized from the Taylor Acquisition partially offset by increased medical expenses.



    OPERATING INCOME. As a result of the foregoing, operating income was $31.4 million, or 12.6% of net sales, for the Nine Months Ended May 25, 2002 as compared with $22.7 million, or 9.9% of net sales, for the Nine Months Ended May 26, 2001. The scholastic products segment reported operating income of $25.9 million for the Nine Months Ended May 25, 2002 and $24.6 million for the Nine Months Ended May 26, 2001. The recognition and affinity products segment reported operating income of $5.5 million for the Nine Months Ended May 25, 2002 as compared with an operating loss of $1.9 million for the Nine Months Ended May 26, 2001. The increase in the recognition and affinity product segment was due to the inclusion of $6.1 million of operating income from ECI, which was acquired on March 30, 2001.



    OTHER EXPENSE. Other expense was $2.6 million for the Nine Months Ended May 25, 2002. The $2.6 million was a result of the termination and reclassification of the interest rate swaps that occurred in conjunction with the issuance of the Unsecured Notes and the Senior Secured Credit Facility on February 20, 2002. The remaining interest rate swap agreement representing a notional amount of $25 million has been classified as a trading derivative. As such, any changes in the fair value of this derivative will result in a mark-to-market adjustment of the carrying value with any changes being reported to other income or loss. As of May 25, 2002, the fair value of this derivative represented a liability of approximately $1.1 million.


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


    PROVISION/(BENEFIT) FOR INCOME TAXES. For the Nine Months Ended May 25, 2002 and May 26, 2001, the Company recorded an income tax provision of $5,589,000 and $2,064,000, respectively, which represents an effective tax rate of 54% and 37%, respectively, on income before extraordinary items and cumulative effect of change in accounting principle. The Company's effective tax rate relates to the expected annual benefits from the net operating loss carryback generated in years ending August 31, 2002 and August 25, 2001 attributable to Taylor Senor Holding Corp (THSC) as a percentage of the Company's expected annual pretax loss from continuing operations. No net federal income tax benefit is reflected in the income statement for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not.


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


    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of change in accounting principle, representing a loss of $1.8 million, was recorded due to the adoption of SAB 101 as of August 27, 2000. See Note 13 to condensed consolidated financial statements included in Item 1.



    NET INCOME. As a result of the foregoing, we reported a net loss of $0.5 million for the Nine Months Ended May 25, 2002 as compared to net income of $1.7 million for the Nine Months Ended May 26, 2001.


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

LIQUIDITY AND CAPITAL RESOURCES


    OPERATING ACTIVITIES. Operating activities provided cash of $24.5 million for the Nine Months Ended May 25, 2002 as compared with $9.6 million for the Nine Months Ended May 26, 2001. The $14.9 million increase in cash provided by operating activities was primarily attributable to a decrease in accounts receivable of $5.8 million, an increase in bank overdraft, accounts payable, and accrued expenses of $13.0 million and an increase in operating cash from net income before depreciation and amortization and other noncash charges of $2.9 million. The increases were partially offset by a decrease in customer deposits of $4.1 million.


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

NEW ACCOUNTING PRONOUNCEMENTS


    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated subsequent to June 30, 2001, be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. Under SFAS
No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).



    We anticipate adopting SFAS No. 142 beginning on September 1, 2002, the first day of fiscal year 2003. We are evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on our financial position and results of operations. The impact of adoption may be material. Upon adoption of these standards, goodwill amortization will cease and certain intangibles such as workforce in place will be reclassified into goodwill.


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


    In April 2002, the Financial Accounting Standards Board issued SFAS
No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. The Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We will adopt SFAS No. 145 in September 2002 and does not expect this adoption to have a material effect on the financial statements, except for the reclassification of the extraordinary item, loss on early extinguishments of debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


    INTEREST RATE RISK. We have market risk exposure from changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments and through the use of interest rate swaps. Our Credit Agreement and our gold consignment agreement are variable rate facilities. The interest rates under these facilities are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. We do not use derivatives or other financial instruments for trading purposes. Upon the issuance of the Unsecured Notes and the new Senior Secured Credit Facility on February 20, 2002, we settled a portion of our existing swap agreements representing a notional amount of $37.5 million and the remaining interest rate swap agreement representing a notional amount of $25 million has been reclassified as a trading derivative. As such, any changes in the fair value of this derivative will result in a mark-to-market adjustment of the carrying value with any changes being reported to other income or loss. As of May 25, 2002, the fair value of this derivative represented a liability of approximately $1.1 million.



    Our derivatives and other financial instruments subject to interest rate risk consist of (a) borrowings under the senior revolving credit facility (b) a trading derivative and (c) the notional amount under the gold consignment agreement. The net market value of these financial instruments at May 25, 2002 represented a net liability of $8.5 million.


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

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits




99.1                    CEO Certification Pursuant to 18 U.S.C. Section 1350, As
                        Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of
                        2002
99.2                    CEO Certification Pursuant to 18 U.S.C. Section 1350, As
                        Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of
                        2002
99.3                    CFO Certification Pursuant to 18 U.S.C. Section 1350, As
                        Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of
                        2002
99.4                    CFO Certification Pursuant to 18 U.S.C. Section 1350, As
                        Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of
                        2002


    (b) Reports on Form 8-K

       A Form 8-K dated May 24, 2002 and filed May 29, 2002 announcing the dismissal of Arthur Andersen LLP as our independent public accountants and the engagement of Deloitte & Touche LLP as our new independent public accountants.


       A Form 8-K dated July 15, 2002 and filed July 30, 2002 announcing the acquisition of all the issued and outstanding stock and warrants of Milestone Marketing Incorporated.

                        AMERICAN ACHIEVEMENT CORPORATION
                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 9, 2002.



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