Form 10-Q/A
period 2002-02-23
AMERICAN ACHIEVEMENT CORP
filed 2002-09-10
CIK 1168468

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes / /    No /X/. (Prior to April 8,
2002, registrant was not subject to such filing requirements.)

                         809,351 SHARES OF COMMON STOCK
      (Number of shares outstanding as of April 19 and September 10, 2002)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMERICAN ACHIEVEMENT CORPORATION
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2002
                                     INDEX

                                                                         PAGE
                                                                       --------
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Notes (as
           restated)

         Financial Information.......................................        1

         Condensed Consolidated Balance Sheets--
           As of February 23, 2002 (unaudited) and August 25, 2001
           (unaudited)...............................................        2

         Condensed Consolidated Statements of Operations--
           For the Three Months Ended February 23, 2002 (unaudited)
           and February 24, 2001 (unaudited).........................        3

         Condensed Consolidated Statements of Operations--
           For the Six Months Ended February 23, 2002 (unaudited) and
           February 24, 2001 (unaudited).............................        4

         Condensed Consolidated Statements of Stockholders' Equity--
           For the Year Ended August 25, 2001 (unaudited) and for the
           Six Months Ended February 23, 2002 (unaudited)............        5

         Condensed Consolidated Statements of Cash Flows--
           For the Six Months Ended February 23, 2002 (unaudited) and
           February 24, 2001 (unaudited).............................        6

         Notes to Condensed Consolidated Financial Statements
           (unaudited)...............................................   7 - 23

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................       24

Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................       31

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................       32

Item 2.  Changes in Securities and Use of Proceeds...................       32

Item 3.  Defaults Upon Senior Securities.............................       32

Item 4.  Submission of Matters to a Vote of Security Holders.........       32

Item 6.  Exhibits and Reports on Form 8-K............................       32

SIGNATURES...........................................................       33

PART I. FINANCIAL INFORMATION

    This amendment to the Quarterly Report on Form 10-Q for the period ended February 23, 2002 includes restated unaudited condensed consolidated financial statements reflecting (1) the Company changing its revenue recognition on certain sales to independent sales representatives in order to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin
No. 101, Revenue Recognition in Financial Statements ("SAB101") which should have been adopted on the first day of the Company's fiscal year ended
August 25, 2001, and (2) an income tax benefit related to a net operating loss carryback attributable to one of the Company's subsidiaries, which should have been recognized during the year ended August 25, 2001, as discussed in Note 13 to the accompanying unaudited condensed consolidated financial statements.

    The Company expects to issue restated consolidated financial statements for the year ended August 25, 2001 upon filing of its Annual Report on Form 10-K for the year ended August 31, 2002.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                        AMERICAN ACHIEVEMENT CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              FEBRUARY 23, 2002   AUGUST 25, 2001
                                                              -----------------   ---------------
                                                                          (UNAUDITED)
                                                                  (AS RESTATED--SEE NOTE 13)
ASSETS
Current assets:
  Cash and cash equivalents.................................      $  5,247           $  2,636
  Accounts receivable, net of allowance of $4,032 and
    $3,379..................................................        41,904             49,931
  Income tax receivable.....................................         1,781                776
  Inventories, net..........................................        38,816             26,672
  Prepaid expenses and other current assets.................        18,693             20,158
                                                                  --------           --------
    Total current assets....................................       106,441            100,173

Property, plant and equipment, net of accumulated
  depreciation of $32,303 and $26,669.......................        62,944             64,842
Trademarks, net of accumulated amortization of $4,713 and
  $3,942....................................................        41,527             42,299
Goodwill, net of accumulated amortization of $13,674 and
  $11,655...................................................       145,746            147,497
Other assets, net of accumulated amortization of $3,798 and
  $4,487....................................................        31,529             30,160
                                                                  --------           --------
    Total assets............................................      $388,187           $384,971
                                                                  ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft............................................      $  4,173           $  4,243
  Accounts payable and accrued expenses.....................        32,222             35,135
  Customer deposits.........................................        47,192             24,180
  Deferred revenue..........................................         7,838              6,799
  Current portion of long-term debt.........................            --             12,900
                                                                  --------           --------
    Total current liabilities...............................        91,425             83,257

Long-term debt, net of current portion......................       216,812            183,714
Bridge Notes due to Affiliates..............................            --             26,995
Other long-term liabilities.................................         3,705              4,527
                                                                  --------           --------
    Total liabilities.......................................       311,942            298,493
Redeemable Minority Interest in Subsidiary..................        16,250             15,650
  Commitments and contingencies.............................
Stockholders' equity:
  Preferred stock, $.01 par value, 1,200,000 shares
    authorized (in total)--
    Series A, 1,006,847 shares and 1,001,347 shares issued
    and outstanding, respectively; liquidation preference of
    approximately $100,685 and $100,135, respectively.......            10                 10
  Common stock, $.01 par value, 1,250,000 shares authorized,
    809,351 shares issued and outstanding...................             8                  8
  Additional paid-in capital................................        95,310             94,760
  Accumulated other comprehensive loss......................        (2,173)            (2,751)
  Accumulated deficit.......................................       (33,160)           (21,199)
                                                                  --------           --------
    Total stockholders' equity..............................        59,995             70,828
                                                                  --------           --------
    Total liabilities and stockholders' equity..............      $388,187           $384,971
                                                                  ========           ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED
                                                            ---------------------------------
                                                            FEBRUARY 23,         FEBRUARY 24,
                                                                2002                 2001
                                                            ------------         ------------
                                                               (AS RESTATED--SEE NOTE 13)
Net sales.................................................    $ 54,981             $54,122
Cost of sales.............................................      22,541              22,071
                                                              --------             -------
  Gross profit............................................      32,440              32,051
Selling, general and administrative expenses..............      31,972              29,809
                                                              --------             -------
  Operating income........................................         468               2,242
Interest expense, net.....................................       5,282               5,286
Other expense.............................................       2,609                  --
                                                              --------             -------
  Loss before provision for income taxes..................      (7,423)             (3,044)
Income tax benefit........................................      (1,507)                 --
                                                              --------             -------
  Loss before extraordinary item..........................      (5,916)             (3,044)

Extraordinary item: Loss on early extinguishment of
  debt....................................................       5,650                  --
                                                              --------             -------
  Net loss................................................     (11,566)             (3,044)
Preferred dividends.......................................        (300)               (300)
                                                              --------             -------
  Net loss to common stockholders.........................    $(11,866)            $(3,344)
                                                              ========             =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                  FOR THE SIX MONTHS ENDED
                                                              ---------------------------------
                                                              FEBRUARY 23,         FEBRUARY 24,
                                                                  2002                 2001
                                                              ------------         ------------
                                                                 (AS RESTATED--SEE NOTE 13)
Net sales...................................................    $126,582             $115,160

Cost of sales...............................................      57,280               57,208
                                                                --------             --------

  Gross profit..............................................      69,302               57,952

Selling, general and administrative expenses................      62,460               58,491
                                                                --------             --------

  Operating income (loss)...................................       6,842                 (539)

Interest expense, net.......................................      11,212               11,154

Other expense...............................................       2,609                   --
                                                                --------             --------

  Loss before provision for income taxes....................      (6,979)             (11,693)

Income tax benefit..........................................      (1,268)              (2,861)
                                                                --------             --------

  Loss before extraordinary item and cumulative effect of
    change in accounting principle..........................      (5,711)            $ (8,832)

Extraordinary item: Loss on early extinguishment of debt....       5,650                   --

Cumulative effect of change in accounting principle.........          --                1,835
                                                                --------             --------

  Net loss..................................................     (11,361)             (10,667)

Preferred dividends.........................................        (600)                (600)
                                                                --------             --------

  Net loss to common stockholders...........................    $(11,961)            $(11,267)
                                                                ========             ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED AUGUST 25, 2001 AND SIX MONTHS ENDED FEBRUARY 23, 2002
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                           PREFERRED STOCK
                                              ------------------------------------------
                                                   SERIES "A"            SERIES "B"           COMMON STOCK
                                              --------------------   -------------------   -------------------     ADDITIONAL
                                               SHARES      AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT    PAID-IN CAPITAL
                                              ---------   --------   --------   --------   --------   --------   ---------------
Balance, August 26, 2000 (as restated)......    854,467   $     9         --     $  --     696,914    $     7        $78,760
Comprehensive loss-
Net loss (as restated)......................         --        --         --        --          --         --             --
Adjustment in minimum pension liability.....         --        --         --        --          --         --             --
Change in effective portion of derivative
  loss......................................         --        --         --        --          --         --             --
Total comprehensive loss....................
Issuance of American Achievement Series B
  Preferred Stock...........................         --        --     16,000       160          --         --         15,840
Exchange of Series B Preferred Stock for
  Series A and common stock.................    146,880         1    (16,000)     (160)    112,137          1            158
Accrued dividends on CBI Inc. "Old" Series A
  Preferred Stock...........................         --        --         --        --          --         --             --
Exercise of Stock Options...................         --        --         --        --         300         --              2
                                              ---------   -------    -------     -----     -------    -------        -------
Balance, August 25, 2001 (as restated)......  1,001,347   $    10         --     $  --     809,351    $     8        $94,760
                                              ---------   -------    -------     -----     -------    -------        -------
Comprehensive loss-
Net loss (unaudited-as restated)............         --        --         --        --          --         --             --
Adjustment in minimum pension liability.....         --        --         --        --          --         --             --
Reclassification into earnings for
  derivative termination....................         --        --         --        --          --         --             --
Total comprehensive loss....................
Accrued dividends on CBI Inc. "Old" Series A
  Preferred Stock...........................         --        --         --        --          --         --             --
Issuance of American Achievement Series A...
  Preferred Stock...........................      5,500        --         --        --          --         --            550
                                              ---------   -------    -------     -----     -------    -------        -------
Balance, February 23, 2002 (as restated)....  1,006,847   $    10         --     $  --     809,351    $     8        $95,310
                                              ---------   -------    -------     -----     -------    -------        -------


                                              ACCUMULATED OTHER
                                                COMPREHENSIVE     ACCUMULATED
                                                    LOSS            DEFICIT      TOTAL
                                              -----------------   -----------   --------
Balance, August 26, 2000 (as restated)......       $    --         $(15,678)    $ 63,098
Comprehensive loss-
Net loss (as restated)......................            --           (4,321)      (4,321)
Adjustment in minimum pension liability.....          (519)              --         (519)
Change in effective portion of derivative
  loss......................................        (2,232)              --       (2,232)
                                                   -------         --------     --------
Total comprehensive loss....................        (2,751)         (19,999)      (7,072)
Issuance of American Achievement Series B
  Preferred Stock...........................            --               --       16,000
Exchange of Series B Preferred Stock for
  Series A and common stock.................            --               --           --
Accrued dividends on CBI Inc. "Old" Series A
  Preferred Stock...........................            --           (1,200)      (1,200)
Exercise of Stock Options...................            --               --            2
                                                   -------         --------     --------
Balance, August 25, 2001 (as restated)......       $(2,751)        $(21,199)    $ 70,828
                                                   -------         --------     --------
Comprehensive loss-
Net loss (unaudited-as restated)............            --          (11,361)     (11,361)
Adjustment in minimum pension liability.....        (1,654)              --       (1,654)
Reclassification into earnings for
  derivative termination....................         2,232               --        2,232
                                                   -------         --------     --------
Total comprehensive loss....................           578          (11,361)     (10,783)
Accrued dividends on CBI Inc. "Old" Series A
  Preferred Stock...........................            --             (600)        (600)
Issuance of American Achievement Series A...
  Preferred Stock...........................            --               --          550
                                                   -------         --------     --------
Balance, February 23, 2002 (as restated)....       $(2,173)        $(33,160)    $ 59,995
                                                   -------         --------     --------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                  FOR THE SIX MONTHS ENDED
                                                              ---------------------------------
                                                              FEBRUARY 23,         FEBRUARY 24,
                                                                  2002                 2001
                                                              ------------         ------------
                                                                 (AS RESTATED--SEE NOTE 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss....................................................   $ (11,361)             (10,667)
  Adjustments to reconcile net loss to net cash provided by
    operating activities
    Loss on early extinguishment of debt....................       5,650                   --
    Cumulative effect of change in accounting principle.....          --                1,835
    Depreciation and amortization...........................       9,575                7,982
    Amortization of debt discount and deferred financing
     fees...................................................         549                  618
    Provision for doubtful accounts.........................         653                  922
    Changes in assets and liabilities-
      (Increase) decrease in accounts receivables...........       7,374               (1,159)
      Increase in inventories...............................     (12,144)             (10,143)
      Decrease (increase) in prepaid expenses and other
       current assets.......................................         460               (3,993)
      Decrease (increase) in other assets...................        (848)               1,420
      Increase in customer deposits.........................      23,012               36,960
      Increase in deferred revenue..........................       1,039                8,128
      Decrease in accounts payable, accrued expenses and
       other long-term liabilities..........................      (1,288)              (7,102)
                                                               ---------             --------
    Net cash provided by operating activities...............      22,671               24,801
                                                               ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment..............      (3,736)              (3,752)
                                                               ---------             --------
      Net cash used in investing activities.................      (3,736)              (3,752)
                                                               ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Senior Unsecured Notes, net of debt issue
    cost....................................................     167,318                   --
  Payments on term loan facility, net.......................    (121,400)              (3,276)
  Revolver payments, net....................................     (33,859)             (18,357)
  Payment of bridge notes to affiliate......................     (28,383)                  --
                                                               ---------             --------
      Net cash used in financing activities.................     (16,324)             (21,633)
                                                               ---------             --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       2,611                 (584)

CASH AND CASH EQUIVALENTS, beginning of period..............       2,636                1,887
                                                               ---------             --------

CASH AND CASH EQUIVALENTS, end of period....................   $   5,247             $  1,303
                                                               =========             ========

SUPPLEMENTAL DISCLOSURE
  Cash paid during the period for--
    Interest................................................   $  13,282             $ 10,132
                                                               =========             ========
    Income taxes............................................   $     566             $     38
                                                               =========             ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Accrued preferred stock dividends.........................   $     600             $    600
                                                               =========             ========
  Issuance of stock in settlement of obligation.............   $     550             $     --
                                                               =========             ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) BACKGROUND AND ORGANIZATION:

    American Achievement Corporation, a Delaware corporation (together with its subsidiaries, "AAC" or the "Company") is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company also operates a division, which sells achievement publications in the specialty directory publishing industry nationwide. The Company markets its products and services primarily in the United States and operates in two reporting segments, scholastic products and affinity products. The Company's corporate offices and primary manufacturing facilities are located in Austin and Dallas, Texas.

    The Company changed its name from Commemorative Brands Holding Corporation to American Achievement Corporation on January 23, 2002. The Company was formed on June 27, 2000 to serve as a holding company for the Commemorative
Brands, Inc. ("CBI") operations and future acquisitions.

    On July 27, 2000, the Company acquired Taylor Senior Holding Corp ("TSHC"), the parent company of Taylor Publishing Company ("Taylor") which produces the Company's yearbooks (the "Taylor Acquisition"). On March 30, 2001, the Company acquired Educational Communications, Inc. ("ECI") (the "ECI Acquisition") (See
Note 3). ECI has been in the academic achievement publication business since
1967.

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

CONSOLIDATION

    The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    Effective August 27, 2000, the Company changed its accounting method for recognizing revenue on certain sales to independent sales representatives, in order to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Under SAB 101, the recognition of revenue and related gross profit on sales to independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue should be deferred until the independent sales representative delivers the product and title passes to the Company's end customer. Previously, the Company recognized revenue from these transactions upon shipment of product to the independent sales representative, net of estimates for possible returns and allowances. The cumulative effect of the change in accounting principle resulted in an increase of $1.8 million to the net loss for the six months ended
February 24, 2001. This change had no impact on the Company's cash flows from operations.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

INVENTORIES

    Inventories, which include raw materials, labor and manufacturing overhead, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

SALES REPRESENTATIVE ADVANCES AND RELATED RESERVE

    The Company advances funds to sales representatives as prepaid commissions against anticipated earnings. Such amounts are repaid by the sales representatives through earned commissions on product sales. The Company provides reserves to cover those amounts which it estimates to be uncollectible. These amounts are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

GOODWILL

    Costs in excess of fair value of net tangible and identifiable intangible assets acquired are included in goodwill in the accompanying consolidated balance sheets. Goodwill is being amortized on a

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) straight-line basis over 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company would use an estimate of the related product lines undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

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

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Trading derivatives are reflected in other current liabilities at their fair value with any changes in fair value being reported to other income or loss.

REVENUE RECOGNITION

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which among other guidance, clarified the Staff's view on various revenue recognition and reporting matters. As a result, the Company changed its method of accounting for certain sales transactions. Under its previous policy, the Company recognized revenue upon shipment of the product from its production facility. Under the new accounting method, adopted retroactive to August 27, 2000, the first day of the Company's fiscal year 2001, the Company now defers revenue and direct costs until the product is delivered to the end consumer and acceptance has occurred. Provisions for sales returns and warranty costs are recorded at the time of sale based on historical information and current trends.

SEASONALITY

    The Company's scholastic product sales tend to be seasonal. Class ring sales are highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for class rings for delivery to students before the winter holiday season. Sales of the Company's fine paper products are

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) predominantly made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in May and June. The Company has historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. Yearbook sales are highest during the months of May through June, as yearbooks are typically shipped to schools prior to the school's summer break. The Company's recognition and affinity product line sales are also seasonal. The majority of the sales of achievement publications are shipped in November of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of the seasonality of the class ring business on the Company are somewhat tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

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

ADVERTISING

    The Company expenses advertising costs as incurred, however in accordance with Statement of Position 93-7 "Reporting on Advertising Costs" the Company defers certain advertising costs until the first time the advertising takes place. These deferred advertising costs are included in prepaid expenses and other current assets.

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

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
COMPREHENSIVE LOSS

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
                                                               ======

    For measurement purposes for the Taylor Publishing Company Plan, the weighted average discount rate used in determining the accumulated benefit obligation was revised to 7.0 from 7.5 percent between the periods of February 23, 2002 and August 25, 2001. Approximately $1,654,000 of the unrecognized loss on minimum pension liability is a result of the change in the estimated weighted average discount rate effective January 2002. As of February 23, 2002 the Company no longer held any derivatives considered to be cash flow hedges.

NEW ACCOUNTING PRONOUNCEMENTS

    In June, 2001, the Financial Accounting Standards Board issued SFAS
No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated subsequent to June 30, 2001, be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

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

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions, and also provides additional implementation guidance for SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company anticipates adopting SFAS No. 144 effective September 1, 2002, and management does not expect the adoption to have a material impact on the Company's financial position and results of operations.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

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

    The Company incurred approximately $2.4 million in financing costs associated with the purchase agreement. These costs were capitalized and are included in the accompanying consolidated balance sheet as of August 25, 2001. These costs were subsequently written off in connection with the early extinguishment of debt (see Note 5).

    As a result of this transaction, the condensed consolidated financial statements of the Company for the six months ended February 23, 2002, include the results of operations of ECI for the six months ended February 23, 2002, while the consolidated financial statements of the Company for the six months ended February 24, 2001 include no results of operations of ECI.

    The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the ECI acquisition had been completed as of the beginning of the periods presented (in thousands):

                                                       FOR THE SIX MONTHS ENDED
                                                      ---------------------------
                                                      FEBRUARY 23,   FEBRUARY 24,
                                                          2002           2001
                                                      ------------   ------------
                                                      (UNAUDITED)    (UNAUDITED)
                                                      (AS RESTATED--SEE NOTE 13)
Net sales...........................................    $126,582       $128,778
Loss before extraordinary item......................      (5,711)        (5,412)
Net loss to common stockholders.....................     (11,961)        (7,847)

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(4) INVENTORIES, NET

    A summary of inventories, net is as follows (in thousands):

                                                         FEBRUARY 23,   AUGUST 25,
                                                             2002          2001
                                                         ------------   ----------
Raw materials..........................................    $ 8,168        $ 8,545
Work in process........................................     22,394         10,293
Finished goods.........................................      9,079          8,092
Less--Reserves.........................................       (825)          (258)
                                                           -------        -------
                                                           $38,816        $26,672
                                                           =======        =======

    Cost of sales includes depreciation and amortization of $3,902,000 and $3,563,000, for the six months ended February 23, 2002 and February 24, 2001, respectively.

(5) LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                              FEBRUARY 23,   AUGUST 25,
                                                                  2002          2001
                                                              ------------   ----------
11 5/8% Senior unsecured notes due 2007.....................    $175,457      $     --
11% Senior subordinated notes due 2007 Senior secured credit
  facility..................................................      41,355        41,355
Former senior credit facility:
  Revolving credit facility.................................          --        33,859
  Term Loan A...............................................          --        57,000
  Term Loan B...............................................          --        64,400
Bridge notes to affiliates..................................          --        26,995
                                                                --------      --------
    Total debt..............................................    $216,812      $223,609
Less: current portion.......................................          --        12,900
                                                                --------      --------
    Total long-term debt....................................    $216,812      $210,709
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

    The Unsecured Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the AAC Indenture). In addition, the Unsecured Notes contain covenants which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the AAC Indenture). The Unsecured Notes also require that the Company meet certain financial covenants including a minimum fixed charge coverage ratio (as defined in the AAC Indenture). The Company was in compliance with the Unsecured Notes covenants as of February 23, 2002.

11% SENIOR SUBORDINATED NOTES

    CBI's 11% senior subordinated notes (the "Subordinated Notes") mature on January 15, 2007. The Subordinated Notes are redeemable at the option of CBI in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5 percent of the principal amount thereof if redeemed during 2002 and declining to 100 percent of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages as defined in the indenture relating to the Subordinated Notes, as amended (the "CBI Indenture"), if any, thereon to the date of redemption. The Company has not redeemed any of the Subordinated Notes as of February 23, 2002.

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

    In the event of an Asset Sale (as defined in the CBI Indenture), CBI is required to apply any Net Proceeds (as defined in the CBI Indenture) to permanently reduce senior indebtedness, to acquire another business or long-term assets or to make capital expenditures. To the extent such amounts are not so applied within 365 days and the amount not applied exceeds $5.0 million, CBI is required to make an offer to all holders of the Subordinated Notes to purchase an aggregate principal amount of Subordinated Notes equal to such excess amount at a purchase price in cash equal to 100 percent of

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(5) LONG-TERM DEBT (CONTINUED)
the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the date of purchase.

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

EARLY EXTINGUISHMENT OF DEBT

    In conjunction with the issuance of the Unsecured Notes and entrance into the Senior Secured Credit Facility, the Company paid off the then outstanding term loans and revolver under the former credit facility, the bridge notes to affiliates and settled all but $25 million in notional amount of the interest rate swap agreements. The Company recognized an extraordinary charge in February 2002 of approximately $5.7 million, relating to the write-off of unamortized deferred financing costs and, due to the termination and reclassification of interest rate swaps, the Company recorded a charge to other expense for approximately $2.6 million.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(5) LONG-TERM DEBT (CONTINUED)
    As a result of the early prepayment of certain debt obligations, the remaining interest rate swap agreement representing a notional amount of $25 million has been reclassified as a trading derivative to other current liabilities. As such, any changes in the fair value of this derivative will result in a mark-to-market adjustment of the carrying value with any changes being reported to other income or loss. As of February 23, 2002, the fair value of this derivative represented a liability of approximately $1.3 million.

GOLD CONSIGNMENT AGREEMENT

    Under the Company's gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $10.1 million or a borrowing base, determined based upon a percentage of gold located at the Company's facilities and other approved locations, as specified by the agreement. For the three months ended
February 23, 2002 and February 24, 2001, the Company expensed consignment fees of approximately $57,000 and $47,300, respectively and for the six months ended February 23, 2002 and February 24, 2001, the Company expensed consignment fees of approximately $117,100 and $95,000, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of February 23, 2002 and August 25, 2001, the Company held approximately 20,140 ounces and 14,620 ounces, respectively, of gold valued at $5.9 million and $4.0 million, respectively, on consignment from the bank.

    The Company's long-term debt outstanding as of February 23, 2002, matures as follows (in thousands):

                                                               AMOUNT
                                                              MATURING
FISCAL YEAR ENDING                                            ---------
2003........................................................  $     --
2004........................................................        --
2005........................................................        --
2006........................................................        --
2007........................................................   216,812
Thereafter..................................................        --
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

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

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

(7) INCOME TAXES

    For the six months ended February 23, 2002 and February 24, 2001, the Company recorded an income tax benefit of $1,268,000 and $2,861,000, respectively, which represents an effective tax rate of 18% and 24%, respectively, on loss before extraordinary items and cumulative effect of change in accounting principle. The Company's effective tax rate relates to the expected annual benefits from the net operating loss carryback generated in the year ending August 31, 2002 and the year ended August 25, 2001 attributable to Taylor Senior Holding Corp (THSC) as a percentage of the Company's expected annual pretax loss from continuing operations. For the year ending August 31, 2002 and August 31, 2001, the annual effective tax rates are expected to be 54% and 37%, respectively on loss before extraordinary items and cumulative effect of change in accounting principle. The effective tax rate shown for each quarter of these years may fluctuate due to limitations on the maximum year-to-date tax benefits allowed to be recorded. No net federal income tax benefit is reflected in the income statement for net operating losses to be carried forward since realization of the potential benefit of net operating loss carryforwards is not considered to be more likely than not.

(8) STOCKHOLDERS' EQUITY

    During the six months ended February 23, 2002, 5,500 shares of the American Achievement "New" Series A Preferred were issued to an executive pursuant to a bonus provided for in fiscal 2001. In the event of any liquidation, dissolution or winding up of the Company, the holders of the American Achievement "New" Series A Preferred are entitled to receive payment of the liquidation value of $100 per share plus any accrued and unpaid dividends prior to the payment of any distributions to the holders of the American Achievement "New" Common of the Company. The liquidation preference of the American Achievement "New" Series A Preferred totaled approximately $100,685,000 and $100,135,000 at February 23, 2002, and August 25, 2001, respectively.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(8) STOCKHOLDERS' EQUITY (CONTINUED)
STOCK-BASED COMPENSATION

    During the six months ended February 23, 2002, the Company issued an option to purchase 12,500 shares of American Achievement common stock at fair market value to an executive whereby the terms of the option are the same as provided for in the 2000 Stock Option Plan with the exception that the option vested on date of grant.

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

(9) RELATED-PARTY TRANSACTIONS

    The Company entered into a management agreement on March 30, 2001, with Castle Harlan, Inc. (the "Manager"), pursuant to which the Manager agreed to provide business and organization strategy, financial and investment management and merchant and investment banking services to the Company and its subsidiaries. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The agreement is for a term of 10 years, renewable automatically from year to year unless Castle Harlan Partners III, L.P. or Castle Harlan Partners II, L.P., affiliates of the Manager, shall own less than 5 percent of the then-outstanding capital stock of the Company. Beginning fiscal year 2002, the Company is to pay a management fee equal to $3,000,000, unless otherwise prohibited by the Company's Credit Agreement. The Company was subject to a similar management agreement with the Manager which was signed on July 27, 2000, and an agreement signed on December 16, 1996. Amounts paid under all management agreements totaled approximately $750,000 and $325,000 for the three months ended February 23, 2002 and February 24, 2001 and $1,075,000 and $325,000 for the six months ended February 23, 2002 and February 24, 2001, respectively. As of February 23, 2002, and August 25, 2001, the Company had accrued management fees of approximately $750,000 and $688,000, respectively. Included in deferred financing costs for the ECI Acquisition is approximately $557,000 of management fees.

    In connection with the ECI Acquisition, the Company has a receivable from the Castle Harlan Group relating to the acquisition expenses, along with other reimbursable expenses, which were to be reimbursed to the Company. The amount of such receivables were approximately $179,000 as of February 23, 2002 and August 25, 2001.

    In conjunction with the issuance of the Unsecured Notes and entrance into the Senior Secured Credit Facility (See Note 5), the Company paid off the bridge notes to affiliates.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(10) BUSINESS SEGMENTS (IN THOUSANDS):

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

                                                                           RECOGNITION
                                                                               AND
                                                              SCHOLASTIC    AFFINITY      TOTAL
                                                              ----------   -----------   --------
Three months ended February 24, 2001
  Net sales.................................................   $ 47,108      $ 7,014     $ 54,122
  Interest expense..........................................      4,758          528        5,286
  Depreciation and amortization.............................      3,670          442        4,112
  Segment operating income (loss)...........................      2,357         (115)       2,242
  Capital expenditures......................................      1,623          197        1,820
  Segment assets............................................    300,667       33,407      334,074
Three months ended February 23, 2002
  Net sales.................................................   $ 49,658      $ 5,323     $ 54,981
  Interest expense..........................................      3,394        1,888        5,282
  Depreciation and amortization.............................      3,712        1,102        4,814
  Segment operating income (loss)...........................      3,138       (2,670)         468
  Capital expenditures......................................      1,460          188        1,648
  Segment assets............................................    300,583       87,604      388,187
Six months ended February 24, 2001
  Net sales.................................................   $102,197      $12,963     $115,160
  Interest expense..........................................     10,039        1,115       11,154
  Depreciation and amortization.............................      7,184          798        7,982
  Segment operating income (loss)...........................        729       (1,268)        (539)
  Capital expenditures......................................      3,377          375        3,752
  Segment assets............................................    300,667       33,407      334,074
Six months ended February 23, 2002
  Net sales.................................................   $102,073      $24,509     $126,582
  Interest expense..........................................      8,731        2,481       11,212
  Depreciation and amortization.............................      7,478        2,097        9,575
  Segment operating income (loss)...........................      1,369        5,473        6,842
  Capital expenditures......................................      3,362          374        3,736
  Segment assets............................................    300,583       87,604      388,187

    The Company's reportable segments are strategic business units that offer products to different consumer segments. Each segment is managed separately because each business requires different marketing strategies. The Company evaluates the performance of each segment based on the profit or loss from operations before income taxes, excluding nonrecurring gains or losses.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

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

(12)  NEW ACCOUNTING PRONOUNCEMENTS

    In June, 2001, the Financial Accounting Standards Board issued SFAS
No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated subsequent to June 30, 2001, be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

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

    In April 2002, the FASB issued SFAS No. 145, RECISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments o f Debt, and an amendment of that Statement SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The Statement also rescinds SFAS
No. 44, Accounting for Intangible Assets of Motor Carriers. The Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company will adopt SFAS No. 145 in September 2002 and does not expect this adoption to have a material effect on the financial statements, except for the reclassification of the extraordinary item, loss on early extinguishments of debt.

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(13)  RESTATEMENT OF FINANCIAL STATEMENTS

    Subsequent to the issuance of its condensed consolidated financial statements as of and for the three and six month periods ended February 23, 2002, management of the Company determined that a change in its revenue recognition policy for recognizing revenue on certain sales to representatives should have been made as of August 27, 2000, in order to comply with the provisions of SAB 101, and that a 2001 income tax benefit related to the net operating loss carryback attributable to one of the Company's subsidiaries, Taylor Senior Holding Corp, should have been recognized during the year ended August 25, 2001. Such adjustment resulted in a reduction of $1.6 million to the net loss. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported.

    A summary of the significant effects of the restatement is as follows (in thousands):

                                                           AS OF                      AS OF
                                                      AUGUST 25, 2001           FEBRUARY 23, 2002
                                                  ------------------------   ------------------------
                                                      AS                         AS
                                                  PREVIOUSLY                 PREVIOUSLY
                                                   REPORTED    AS RESTATED    REPORTED    AS RESTATED
                                                  ----------   -----------   ----------   -----------
    Prepaids and other assets...................   $ 15,916      $ 20,158     $ 13,810      $ 18,693
    Income tax receivable.......................         --           776           --         1,781
    Total assets................................    379,953       384,971      381,523       388,187
    Deferred revenue............................         --         6,799           --         7,838
    Accumulated deficit.........................    (20,218)      (21,199)     (33,312)      (33,160)
    Stockholders equity.........................   $ 71,809      $ 70,828     $ 59,843      $ 59,995

                                                      AUGUST 25, 2001
                                                  ------------------------
                                                      AS
                                                  PREVIOUSLY
                                                   REPORTED    AS RESTATED
                                                  ----------   -----------
    Net sales...................................   $281,515      $281,053
    Cost of sales...............................    141,946       142,164
    Gross profit................................    139,569       138,889
    Selling, general and administrative
      expenses..................................    119,930       119,972
    (Provision) benefit for income taxes........       (133)        1,443
    Cumulative effect of change in accounting
      principle.................................         --         1,835
    Net loss....................................   $ (3,340)     $ (4,321)

                        AMERICAN ACHIEVEMENT CORPORATION

                                  (UNAUDITED)

(13)  RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

                                                    FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                           ENDED                      ENDED
                                                     FEBRUARY 23, 2002          FEBRUARY 23, 2002
                                                  ------------------------   ------------------------
                                                      AS                         AS
                                                  PREVIOUSLY                 PREVIOUSLY
                                                   REPORTED    AS RESTATED    REPORTED    AS RESTATED
                                                  ----------   -----------   ----------   -----------
    Net sales...................................   $ 50,049      $ 54,981     $127,621      $126,582
    Cost of sales...............................     21,563        22,541       57,510        57,280
    Gross profit................................     28,486        32,440       70,111        69,302
    Selling, general and administrative
      expenses..................................     30,469        31,972       62,871        62,460
    (Provision) benefit for income taxes........       (143)        1,507         (263)        1,268
    Net loss....................................   $(15,667)     $(11,566)    $(12,494)     $(11,361)

                                                    FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                           ENDED                      ENDED
                                                     FEBRUARY 24, 2001          FEBRUARY 24, 2001
                                                  ------------------------   ------------------------
                                                      AS                         AS
                                                  PREVIOUSLY                 PREVIOUSLY
                                                   REPORTED    AS RESTATED    REPORTED    AS RESTATED
                                                  ----------   -----------   ----------   -----------
    Net sales...................................   $ 52,613      $ 54,122     $116,951      $115,160
    Cost of sales...............................     21,650        22,071       57,189        57,208
    Gross profit................................     30,963        32,051       59,762        57,952
    Selling, general and administrative
      expenses..................................     29,448        29,809       58,991        58,491
    (Provision) benefit for income taxes........       (102)           --         (471)        2,861
    Cumulative effect of change in accounting
      principle.................................         --            --           --         1,835
    Net loss....................................   $ (3,873)     $ (3,044)    $(10,854)     $(10,667)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Disclosure Regarding Forward-Looking Statements."

RESTATEMENT

    As discussed in Note 13, the unaudited condensed consolidated financial statements in this amendment to the Quarterly Report on Form 10-Q for the period ended February 23, 2002 have been restated.

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

                                      THREE MONTHS ENDED                           SIX MONTHS ENDED
                           -----------------------------------------   -----------------------------------------
                            FEBRUARY 23, 2002     FEBRUARY 24, 2001     FEBRUARY 23, 2002     FEBRUARY 24, 2001
                           -------------------   -------------------   -------------------   -------------------
                                      % OF NET              % OF NET              % OF NET              % OF NET
                            ACTUAL     SALES      ACTUAL     SALES      ACTUAL     SALES      ACTUAL     SALES
                           --------   --------   --------   --------   --------   --------   --------   --------
Net sales................  $ 54,981    100.0%    $54,122     100.0%    $126,582    100.0%    $115,160    100.0%
Cost of sales............    22,541     41.0%     22,071      40.8%      57,280     45.3%      57,208     49.7%
                           --------    -----     -------     -----     --------    -----     --------    -----
    Gross profit.........    32,440     59.0%     32,051      59.2%      69,302     54.7%      57,952     50.3%
Selling, general and
  administrative
  expenses...............    31,972     58.2%     29,809      55.1%      62,460     49.3%      58,491     50.8%
                           --------    -----     -------     -----     --------    -----     --------    -----
Operating income
  (loss).................       468      0.9%      2,242       4.1%       6,842      5.4%        (539)    (0.5)%
Interest expense, net....     5,282      9.6%      5,286       9.8%      11,212      8.9%      11,154      9.7%
Other expense............     2,609      4.7%         --       0.0%       2,609      2.1%          --      0.0%
                           --------    -----     -------     -----     --------    -----     --------    -----
    Income (loss) before
      taxes..............    (7,423)   (13.5)%    (3,044)     (5.6)%     (6,979)    (5.5)%    (11,693)   (10.2)%
Provision/(benefit) for
  income taxes...........    (1,507)    (2.7)%        --      0.0%       (1,268)    (1.0)%     (2,861)    (2.5)%
Loss on extinguishments
  of debt................     5,650     10.3%         --       0.0%       5,650      4.5%          --      0.0%
Cumulative effect of
  change in accounting
  principle..............        --      0.0%         --       0.0%          --      0.0%       1,835      1.6%
                           --------    -----     -------     -----     --------    -----     --------    -----
Net (loss)...............  $(11,566)   (21.0)%   $(3,044)     (5.6)%   $(11,361)    (9.0)%   $(10,667)    (9.3)%
                           ========    =====     =======     =====     ========    =====     ========    =====

THREE MONTHS ENDED FEBRUARY 23, 2002 COMPARED WITH THREE MONTHS ENDED
  FEBRUARY 24, 2001.

    NET SALES. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $0.9 million, or 1.6%, to $55.0 million for the three months ended February 23, 2002 from $54.1 million for the three months ended February 24, 2001. This increase in net sales was due primarily to timing of shipments offset by the decline in personalized family jewelry and lower sales of affinity and sports jewelry.

    The following details the changes in net sales during such periods by business segment.

    SCHOLASTIC PRODUCTS. Net sales increased $2.6 million to $49.7 million for the three months ended February 23, 2002 from $47.1 million for the three months ended February 24, 2001. The increase in net sales was due to increased unit volume of in-store ring sales, timing of college ring shipments, and early shipment of graduation products as a result of manufacturing efficiencies. These increases in net sales were offset by timing of yearbook shipments of $0.8 million.

    RECOGNITION AND AFFINITY PRODUCTS. Net sales decreased $1.7 million to $5.3 million for the three months ended February 23, 2002 from $7.0 million for the three months ended February 24, 2001. The decrease was primarily the result of a decline in personalized family jewelry and lower sales of affinity and sports jewelry offset by $0.6 million of net sales attributable to ECI.

    GROSS PROFIT. Gross margin represents gross profit as a percentage of net sales. Gross margin was 59.0% for the three months ended February 23, 2002, a
0.2 percentage point decrease from 59.2% for the three months ended
February 24, 2001. Excluding ECI, gross margin for the three months ended February 23, 2002 would have been 59.4%, a 0.2 percentage point increase from the three months ended February 24, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.2 million, or 7.3%, to $32.0 million for the three months ended February 23, 2002 from $29.8 million for the three months ended February 24, 2001. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $1.1 million to $21.8 million, for the three months ended February 23, 2002 from $20.7 million, for the three months ended February 24, 2001. This increase is due to timing of high school ring deliveries made by our independent sales representatives. General and administrative expenses for the three months ended February 23, 2002 were $10.2 million, or 18.5% of net sales, as compared to $9.1 million, or 16.8% of net sales, for the three months ended February 24, 2001. Excluding ECI, general and administrative expenses for the three months ended February 23, 2002 would have been $9.1 million or 16.7% of net sales, a
0.1 percentage point decrease from the three months ended February 24, 2001.

    OPERATING INCOME (LOSS). As a result of the foregoing, operating income was $0.5 million, or 0.9% of net sales, for the three months ended February 23, 2002 as compared with operating income of $2.2 million, or 4.1% of net sales, for the three months ended February 24, 2001. The scholastic products segment reported operating income of $3.1 million for the three months ended February 23, 2002 as compared with $2.4 million for the three months ended February 24, 2001. The recognition and affinity products segment reported an operating loss of $2.7 million for the three months ended February 23, 2002 as compared with an operating loss of $0.1 million for the three months ended February 24, 2001.

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

    PROVISION FOR INCOME TAXES. For the three months ended February 23, 2002 and February 24, 2001, the Company recorded an income tax benefit of $1,507,000 and $0, respectively, which represents an effective tax rate of 20% and none, respectively, on loss before extraordinary items and cumulative effect of change in accounting principle. The Company's effective tax rate relates to the expected annual benefits from the net operating loss carryback generated in the year ending August 31, 2002 and the year ended August 25, 2001 attributable to Taylor Senior Holding Corp. (THSC) as a percentage of the Company's expected annual pretax loss from continuing operations. For the year ending August 31, 2002 and August 31, 2001, the annual effective tax rates are expected to be 54% and 37%, respectively on loss before extraordinary items and cumulative effect of change in accounting principle. The effective tax rate shown for each quarter of these years may fluctuate due to limitations on the maximum year-to-date tax benefits allowed to be recorded. No net federal income tax benefit is reflected in the income statement for net operating losses to be carried forward since realization of the potential benefit of net operating loss carryforwards is not considered to be more likely than not.

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

    NET INCOME (LOSS). As a result of the foregoing, we reported a net loss of $11.6 million for the three months ended February 23, 2002 as compared to a net loss of $3.0 million for the three months ended February 24, 2001.

SIX MONTHS ENDED FEBRUARY 23, 2002 COMPARED WITH SIX MONTHS ENDED FEBRUARY 24,
  2001.

    NET SALES. Net sales increased $11.4 million, or 9.9%, to $126.6 million for the six months ended February 23, 2002 from $115.2 million for the six months ended February 24, 2001. The increase was due primarily to the inclusion of $14.1 million of net sales from ECI, which we acquired on March 30, 2001, offset by a decline in sales of other product lines.

    The following details the changes in net sales during such periods by business segment.

    SCHOLASTIC PRODUCTS. Net sales for the six months ended February 23, 2002 and February 24, 2001 were $102.1 million and $102.2 million, respectively. The in-school high school segment of graduation products revenues increased
$2.7 million for the six months ended February 23, 2002 as compared with the six months ended February 24, 2001 due to earlier shipments as a result of manufacturing efficiencies. Net sales increased an additional $0.8 million due to timing of high school ring deliveries made by our independent sales representatives. The increase was offset by a decline in net sales of college rings of $0.7 million and in net sales of yearbooks of $2.9 million as a result of timing of shipments.

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

    GROSS PROFIT. Gross margin was 54.7% for the six months ended February 23, 2002, a 4.4 percentage point increase from 50.3% for the six months ended February 24, 2001. The gross margin increase for the six months ended
February 23, 2002 was primarily the result of the inclusion of the ECI operations for this period. Excluding ECI, gross margin for the six months ended February 23, 2002 would have been 51.1%, a 0.8 percentage point increase from the six months ended February 24, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.0 million, or 6.8%, to $62.5 million for the six months ended February 23, 2002 from $58.5 million for the six months ended February 24, 2001. As a percentage of net sales, however, selling, general and administrative expenses decreased 1.5 percentage points for the six months ended February 23, 2002 compared with the six months ended February 24, 2001. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $2.7 million to $42.5 million, or 33.5% of net sales, for the six months ended February 23, 2002 from $39.8 million, or 34.6% of net sales, for the six months ended February 24, 2001. Excluding ECI, selling and marketing expenses would have increased to 35.7% of net sales from 34.6% of net sales for the six months ended

February 24, 2001. This increase was a result of increased marketing costs in the in-school segment of both rings and yearbooks and increased promotion costs in the in-store ring market. General and administrative expenses for the six months ended February 23, 2002 were $20.0 million, or 15.8% of net sales, as compared to $18.6 million, or 16.2% of net sales, for the six months ended February 24, 2001. Excluding ECI, general and administrative expenses for the six months ended February 23, 2002 would have been $17.8 million or 15.8% of net sales, a 0.4 percentage point decrease from the six months ended February 24, 2001. This decrease in general and administrative expenses was a result of synergy savings realized from the Taylor Acquisition partially offset by increased medical expenses.

    OPERATING INCOME (LOSS). As a result of the foregoing, operating income was $6.8 million, or 5.4% of net sales, for the six months ended February 23, 2002 as compared with an operating loss of $0.5 million, or 0.5% of net sales, for the six months ended February 24, 2001. The scholastic products segment reported operating income of $1.4 million for the six months ended February 23, 2002 as compared with $0.7 million for the six months ended February 24, 2001. The recognition and affinity products segment reported operating income of $5.5 million for the six months ended February 23, 2002 as compared with an operating loss of $1.3 million for the six months ended February 24, 2001.

    OTHER EXPENSE. Other expense was $2.6 million for the six months ended February 23, 2002. The $2.6 million was a result of the termination and reclassification of the interest rate swaps that occurred in conjunction with the issuance of the Unsecured Notes and the Senior Secured Credit Facility on February 20, 2002. The remaining interest rate swap agreement representing a notional amount of $25 million has been classified as a trading derivative to other current liabilities. As such, any changes in the fair value of this derivative will result in a mark-to-market adjustment of the carrying value with any changes being reported to other income or loss. As of February 23, 2002, the fair value of this derivative represented a liability of approximately
$1.3 million.

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

    PROVISION FOR INCOME TAXES. For the six months ended February 23, 2002 and February 24, 2001, the Company recorded an income tax benefit of $1,268,000 and $2,861,000, respectively, which represents an effective tax rate of 54% and 37%, respectively, on loss before extraordinary items and cumulative effect of change in accounting principle. The Company's effective tax rate relates to the expected annual benefits from the net operating loss carryback generated in the year ending August 31, 2002 and the year ended August 25, 2001 attributable to Taylor Senior Holding Corp (THSC) as a percentage of the Company's expected annual pretax loss from continuing operations. No net federal income tax benefit is reflected in the income statement for net operating losses to be carried forward since realization of the potential benefit of net operating loss carryforwards is not considered to be more likely than not.

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

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of change in accounting principle, representing a loss of $1.8 million, was recorded due to the adoption of SAB 101 as of August 27, 2000. See Note 13 to condensed consolidated financial statements in Item 1.

    NET INCOME (LOSS). As a result of the foregoing, we reported a net loss of $11.4 million for the six months ended February 23, 2002 as compared to a net loss of $10.7 million for the six months ended February 24, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. Operating activities provided cash of $22.7 million for the six months ended February 23, 2002 as compared with $24.8 million for the six months ended February 24, 2001. The $2.1 million decrease in cash provided by operating activities was primarily attributable to an increase in inventory of $2.0 million and a decrease in customer deposits of $14.0 million. The decreases were partially offset by an increase in operating cash from net income before depreciation and amortization and other noncash charges of $4.4 million, a decrease in prepaid expenses and other assets of $4.5 million and a decrease of $8.5 million in accounts receivables.

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

    Cash generated from operating activities and availability under our existing credit facilities have been our principal sources of liquidity. Our liquidity needs arise primarily from debt service, working capital, capital expenditure and general corporate requirements. As of February 23, 2002 we had approximately $37.5 million available under our Senior Secured Credit Facility. We believe that cash flow from our operating activities combined with the availability of funds under our new senior secured credit facility will be sufficient to support our operations and liquidity requirements for the foreseeable future.

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

    Our derivatives and other financial instruments subject to interest rate risk consist of (a) long-term debt (b) a trading derivative and (c) notional amount under the gold consignment agreement. The net market value of these financial instruments at February 23, 2002 represented a net liability of $7.2 million.

    SEMI-PRECIOUS STONES. We purchase the majority of our semi-precious stones from a single source supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The purchases are payable in Euros. In order to hedge our market risk, we have from time to time purchased forward currency contracts. During 2002, we did not purchase any forward Deutsche Mark contracts. During 2001, we purchased a total of $2.0 million in forward currency contracts with various maturity dates resulting in a net gain of $0.1 million.

    GOLD. We purchase all of our gold requirements from a bank through our revolving credit and gold consignment agreement. We consign the majority of our gold from a bank and pay for gold as the product is shipped to customers and as required by the terms of the gold consignment agreement. As of February 23, 2002, we had hedged our gold requirements for the fiscal year ending August 31, 2002 by covering the majority of our estimated gold requirements through the purchase of gold options. At February 23, 2002, we held options to purchase 27,500 ounces of gold at an average price of $303 per ounce which expire on a monthly basis through July 2002.

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

                        AMERICAN ACHIEVEMENT CORPORATION

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 10, 2002.

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