Form 10-K
period 2002-08-31
AMERICAN ACHIEVEMENT CORP
filed 2002-11-21
CIK 1168468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                             ---------------------

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED AUGUST 31, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934




                        AMERICAN ACHIEVEMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      13-4126506
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

              7211 CIRCLE S ROAD
                AUSTIN, TEXAS                                      78745
   (Address of principal executive offices)                      (Zip Code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (512) 444-0571

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                     None                                           None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]. (Prior to April 8, 2002, registrant was not subject to such filing requirements.)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Not Applicable)

     The aggregate market value of the voting stock held by non-affiliates at August 31, 2002: $0.00

                         809,351 shares of common stock
              (Number of shares outstanding as of August 31, 2002)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMERICAN ACHIEVEMENT CORPORATION

                                   FORM 10-K
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 2002

                                     INDEX

                                                                        PAGE
                                                                        ----
                                PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risks.......................................................   19
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   54

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   54
Item 11.  Executive Compensation......................................   56
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   61
Item 13.  Certain Relationships and Related Transactions..............   64
Item 14.  Controls and Procedures.....................................   64
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   65
Signatures............................................................   66

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve some risks and uncertainties. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. Factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, among other things, the matters discussed under "Item 1. Business" and the following possibilities:

     - future revenues are lower than expected;

     - increase in payroll or other costs and/or shortage of an adequate base of employees;

     - loss of significant customers through bankruptcy, industry consolidation or other factors;

     - inability to obtain additional capital due to covenant restrictions or other factors, and/or increase in debt levels beyond our ability to support repayment;

     - costs or difficulties relating to the integration of businesses that we acquire are greater than expected;

     - expected cost savings or revenues from our acquisitions are not fully realized or realized within the expected time frame;

     - competitive pressures in the industry increase;

     - general economic conditions or conditions affecting our industry;

     - changes in the interest rate environment, and

You are cautioned not to place undue reliance on forward-looking statements contained in this report as these speak only as of its date. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

                                     PART 1

ITEM 1. BUSINESS

GENERAL

     We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry in the United States. Many of our products have leading market share positions that have been developed over many years and are marketed under well-known names such as ArtCarved, Balfour, Keepsake, Taylor Publishing and Who's Who Among American High School Students. Our Balfour and ArtCarved brand names, for example, have been identified with class rings for over 85 years and 45 years, respectively, and the Taylor Publishing brand name has been identified with yearbooks for over 60 years. We distribute our products through various distribution channels, including directly to students and through college bookstores, mass merchandisers, approximately 5,100 independent jewelry stores, many of the nation's largest jewelry chains and direct marketing. Based on the number of units sold, we believe that we were the second largest provider of class rings and yearbooks in the United States during the 2001-2002 school year.

     Our two principal business segments are: scholastic products and recognition and affinity products. Our scholastic products segment consists of three principal categories: class rings, yearbooks and graduation products, the last of which includes fine paper products and graduation accessories. The scholastic products segment serves the high school, college and, to a lesser extent, the elementary and junior high school markets and accounted for approximately 88% of our net sales for the year ended August 31, 2002.

     Recognition and affinity products include publications that recognize the academic achievement of top students at the high school and college levels, as well as the nation's most inspiring teachers, jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series, Super Bowl and Stanley Cup rings. This segment accounted for approximately 12% of our net sales for the year ended August 31, 2002.

     In December 1996, Castle Harlan, Inc., a leading New York private equity firm, through its affiliate Castle Harlan Partners II (CHPII), acquired substantially all of the ArtCarved operations of CJC Holdings, Inc. and the Balfour operations of the L.G. Balfour Company, Inc. Castle Harlan's investment strategy has focused on building a scale competitor in the commemorative products industry that can provide an extensive range of products and services. On June 27, 2000, American Achievement Corporation (formerly known as Commemorative Brands Holding Corporation) was formed as a holding company for the Commemorative Brands, Inc. (CBI) operations and future acquisitions. Since then, we have made several strategic acquisitions and have introduced new, complementary products across our brands and product lines to enhance our market position. The following table summarizes our history and acquisition rationale.

     COMPANY          ACQUIRED      ESTABLISHED                ACQUISITION RATIONALE
-----------------   -------------   -----------   -----------------------------------------------
Balfour             December 1996      1913       Established a leading position in the high
                                                  school and college class ring markets and in
                                                  the graduation products market, with a network
                                                  of independent sales representatives who market
                                                  products directly in-school. Also combined with
                                                  ArtCarved to provide more efficient ring
                                                  manufacturing.
ArtCarved           December 1996      1954       Combined with Balfour to further strengthen our
                                                  position in both the high school and college
                                                  class rings markets and to expand distribution
                                                  to retail stores and college bookstores.
Taylor Publishing   July 2000          1939       Established a leadership position as a
                                                  publisher of scholastic yearbooks. The addition
                                                  of Taylor created a scale competitor to better
                                                  capitalize on opportunities in the scholastic
                                                  products market and provided us with
                                                  significant cross-selling opportunities.
ECI                 March 2001         1967       Established a leadership position in the
                                                  achievement directory publishing niche. The
                                                  acquisition also expanded our product offerings
                                                  and further solidified our position in the high
                                                  school and college commemorative products
                                                  markets.
Milestone           July 2002          1993       Reinforces our position as a market leader in
                                                  commemorative products, and brings a
                                                  complementary line of clients and products to
                                                  add to our pre-existing line in the college
                                                  market.

BUSINESS SEGMENTS

     The following table presents an overview of our business segments, including the net sales of each segment for the year ended August 31, 2002.

      BUSINESS SEGMENT               PRIMARY PRODUCT LINES AND PRINCIPAL BRAND NAMES
----------------------------   ------------------------------------------------------------
SCHOLASTIC PRODUCTS
($269.4 MILLION)
  Class rings                  ArtCarved, Balfour, Class Rings, Ltd., Keystone, Master
                               Class Rings and R. Johns high school class rings; ArtCarved,
                               Balfour, and Milestone college class rings.
  Yearbooks                    Taylor Publishing yearbooks primarily for high schools and colleges.
  Graduation products          ArtCarved (college) and Balfour (high school) graduation
                               products, including customized graduation announcements,
                               name cards, thank-you stationery, diplomas, mini-diplomas, certificates, appreciation gifts, diploma covers and other fine paper accessory items.
RECOGNITION AND
AFFINITY PRODUCTS
($35.0 MILLION)
  Achievement publications     Who's Who Among American High School Students, The National
                               Dean's List, Who's Who Among America's Teachers, and Who's
                               Who Among American High School Students -- Sports Edition.

  Jewelry                      Celebrations of Life, Generations of Love and Namesake
                               personalized family jewelry; Balfour Sports licensed
                               consumer sports jewelry; and Balfour and Keepsake
                               professional sports championship jewelry.

OUR SCHOLASTIC PRODUCTS

     Our scholastic products business segment consists of three principal categories: class rings, yearbooks and graduation products, the last of which includes fine paper products and graduation accessories. Sales in this segment were approximately $269.4 million and comprised approximately 88% of our total net sales for the year ended August 31, 2002.

     The table below sets forth our principal product lines, brand names and distribution channels through which we sell our scholastic products.

           PRODUCT LINES             TRADE OR BRAND NAMES          DISTRIBUTION CHANNEL
-----------------------------------  --------------------   -----------------------------------
High school class rings              Balfour                In-school
                                     ArtCarved              Independent jewelry stores and
                                                              jewelry chains
                                     R. Johns               Independent jewelry stores
                                     Keystone               Mass merchandisers
                                     Class Rings, Ltd.
                                     Master Class Rings
College class rings                  ArtCarved              College bookstores and direct
                                                              marketing
                                     Balfour                College bookstores
                                     Milestone              Colleges and direct marketing
Yearbooks                            Taylor Publishing      In-school
High school graduation products      Balfour                In-school
College graduation products          ArtCarved              College bookstores

  CLASS RINGS

     We manufacture class rings for high school and college students and, to a lesser extent, junior high school students. Our rings are marketed under some of the most recognized and respected brand names in the industry, including ArtCarved and Balfour. Our Balfour and ArtCarved brand names have been identified with class rings for over 85 years and 45 years, respectively. During the 2001-2002 school year, we sold rings to students at over 7,500 schools.

     We offer over 100 styles of class rings ranging from traditional to highly stylish and fashion-oriented designs. Our rings are available in precious or nonprecious metal, and most are available with a choice of more than 50 different types of stones in each of several different cuts. More than 400 designs can be placed on or under the stone and emblems of over 100 activities, sports or achievements can appear on the side of the rings in addition to school crests and mascots. As a result, students can design highly personal rings to commemorate their school experience.

     We manufacture all of our rings at our own facilities. Each ring is custom manufactured. We maintain an inventory of more than 650,000 unique proprietary ring dies that would be expensive and time consuming to replicate. The production process takes approximately two to eight weeks from receipt of the customer's order to product shipment, depending on style, option selections and new or custom tooling requirements. We use computer aided design software to quickly and cost-effectively convert new custom designs such as school seals, mascots and activities into physical tools capable of producing rings in large quantities. Rings are produced only upon the receipt of a customer order and deposit, which reduces credit risk.

     During the 2000-2001 school year, we launched our Balfour Identity high school class ring line, which is based on contemporary teen tastes and preferences. This product line also incorporates state-of-the-art tooling into its production platform, which has significantly reduced unit production costs. The same design strategy and production process has been extended to the majority of the Balfour high school product line, with the new designs and tooling available during the 2002-2003 school year.

 YEARBOOKS

     We sell yearbooks primarily to high school and college students. We also publish specialty military yearbooks, which, for example, commemorate naval tours of duty at sea, and yearbooks for elementary and junior high schools. Our Taylor Publishing brand name was established in 1939. During the 2001-2002 school year, we sold yearbooks to over 7,500 schools and believe that we were the second largest yearbook publisher in the United States.

     We publish yearbooks in our own facilities and believe that we are a technology leader. Since 1994, we have made significant expenditures on proprietary software and hardware to support electronic platforms for creating, transmitting and managing yearbook production and printing technology. We also offer full production support for off-the-shelf desktop publishing tools such as PageMaker and Quark Xpress. In addition, by upgrading our printing presses and further integrating digital technology to, among other things, increase the speed of output and automatically monitor ink flow and control color composition, we have been able to enhance print quality and reduce manufacturing costs. The foregoing technology upgrades and enhancements have enabled us to reduce manufacturing costs and improve on-time delivery, performance and print quality.

  GRADUATION PRODUCTS

     Graduation products include graduation announcements, name cards, thank-you stationery, memory books, diplomas, certificates, appreciation gifts, diploma covers and other graduation accessory items. All of our graduation products are customized in varying degrees and therefore have short production runs and cycles. Graduation products are manufactured in our own facilities. These products are offered through our independent high school class ring sales representatives and college bookstores.

     We have enhanced our college website to enable students to order graduation products on-line. We believe that, over time, this will increase sales of our graduation products and, in particular, personalized college announcements that include a student's name, degree and other personal information in the text of the announcement. We also intend to leverage our existing channels of distribution and, in particular, our presence in college bookstores to further increase sales of these products.

OUR RECOGNITION AND AFFINITY PRODUCTS

     Our recognition and affinity products segment consists of two categories: achievement publications and recognition and affinity jewelry. The latter category includes affinity group, personalized family, fan affinity sports and professional sports championship jewelry. Sales in this segment were approximately $35 million and comprised approximately 12% of our total net sales for the year ended August 31, 2002. The table below sets forth the principal product lines and brand names of our recognition and affinity products and the distribution channels through which we sell these products.

PRODUCT LINES                        TRADE OR BRAND NAMES            DISTRIBUTION CHANNEL
------------------------------  ------------------------------  ------------------------------
Achievement Publications        Who's Who Among American        Direct marketing
                                  High School Students
                                The National Dean's List
                                Who's Who Among America's
                                  Teachers
                                Who's Who Among American High
                                  School Students -- Sports
                                  Edition
Recognition and Affinity
  Jewelry:
     Affinity Group Jewelry     Keepsake                        Direct to consumer
                                R. Johns
     Personalized Family        Celebrations of Life            Independent jewelry stores
       Jewelry
                                Generations of Love             Jewelry chains and mass
                                                                  merchandisers
                                Namesake                        Mass merchandisers
     Fan Affinity Sports        Balfour Sports                  Mass merchandisers and catalog
       Jewelry
     Professional Sports        Balfour                         Direct to consumer
       Championship Jewelry

 ACHIEVEMENT PUBLICATIONS

     We produce the following four publications:

     Who's Who Among American High School Students. First published in 1967, this annual publication is the largest academic achievement publication in the nation honoring high-achieving high school students. The 1st edition recognized approximately 13,000 students from approximately 4,000 high schools. The current 36th edition honors approximately 850,000 students, from freshmen through seniors. Nominees represent over 22,000 of the nation's approximately 24,000 private, public and parochial high schools on the basis of academic achievement, class rank and extracurricular activities.

     The National Dean's List. First published in 1978, this publication is the largest annual recognition publication in the nation honoring exceptional college students. The 1st edition recognized over 25,000 students from approximately 700 universities. The most recent 25th edition honors approximately 200,000 high-achieving students, representing in excess of 2,500 colleges and universities throughout the country.

     Who's Who Among America's Teachers. First published in 1990, this publication pays tribute to the country's most inspiring teachers, who are nominated for inclusion by current and/or former Who's Who high school students. Published every two years, the 7th edition was published in 2002 and honored approximately 140,000 outstanding teachers.

     Who's Who Among American High School Students -- Sports Edition. First published in August 2002, this publication recognized 20,000 high school accomplished athletes.

     We also sell related products consisting of plaques, certificates, gold and silver pins and charms, mugs, key chains, paper weights and other items commemorating a student's or teacher's inclusion in one of our achievement publications. The primary customer base for our achievement publications and related products are the students and teachers featured in the publications and their families.

     We have an established network of nomination sources built up over 30 years, which we utilize to recognize students and teachers from the majority of the private, public and parochial schools in the country. Students and teachers are not required to purchase publications in order to be included in them. Printing for our achievement publications is outsourced.

  RECOGNITION AND AFFINITY JEWELRY

     Recognition and affinity jewelry consist of the following product categories:

     Affinity Group Jewelry. Affinity group jewelry is sold to members of large groups and associations. The jewelry features emblems of, and otherwise commemorates accomplishments within, the group. For example, through our Keepsake brand, we provide affinity ring awards to the American Bowling Congress, including championship rings for bowlers who score a perfect "300" game. Through our R. Johns brand, we provide affinity rings to military personnel that recognize affiliation and completion of specialized training ranging from basic training to special forces.

     Personalized Family Jewelry. Our family jewelry products include rings commemorating children's birth dates, which feature a level of personalization, such as birthstones and names, that distinguishes us from our competitors. We also sell other personalized jewelry, such as necklaces and bracelets, designed to commemorate family events. We began our family jewelry business in 1997 and, by 2002, we had grown this business to $7.9 million in net sales by leveraging these products through our existing channels of distribution. We intend to further grow our family jewelry business through product extensions, including baby rings for scrapbooks, grandmother's products such as pins and pendants, daughter's rings and sweet 16 memorabilia. We provide personalized family jewelry under our Celebrations of Life, Generations of Love and Namesake brand names.

     Fan Affinity Sports Jewelry. We produce a variety of team affiliation products. For example, we manufacture Balfour Sports brand National Football League rings, pendants, paperweights and coasters containing team logos, mascots and colors.

     Professional Sports Championship Jewelry. We provide sports championship jewelry for professional teams and their members and have, for example, produced several Super Bowl, Stanley Cup and World Series rings, including the rings for the New York Yankees in 1996, 1998, 1999 and 2000 and the 1999 Japanese World Series ring. We provide sports championship jewelry under the Balfour brand.

SALES AND MARKETING

     We have approximately 210 independent high school class ring and over 200 independent yearbook sales representatives, with an average tenure with our company of approximately 14 and 11 years, respectively. We also have approximately 30 employee college class ring sales representatives. We compensate our independent sales representatives on a commission basis. Most independent sales representatives also receive a monthly draw against commissions earned, although all expenses, including promotional materials made available by us, are the responsibility of the representative. Our independent sales representatives operate under exclusive contracts that contain non-compete arrangements. Employee sales representatives receive a combination of salary and sales incentives.

     At the high school level, class rings are sold through two channels of distribution: independent sales representatives selling directly to students and retail stores, which include independent jewelry stores, jewelry chains and mass merchandisers. We believe that we are the leading supplier of high school class rings to retail stores. Our high school class rings are sold by approximately 5,100 independent jewelry retailers, many of the nation's largest jewelry chains, including Zales, Gordons and Sterling, and by mass merchants, including Wal-Mart. We sell different brands and product lines in retail stores in order to enable them to differentiate their products from those sold by us directly to students at schools. College rings are sold primarily through college bookstores by our employee sales representatives. Historically, college bookstores have been owned and operated by academic institutions. Over the last several years, an increasing number of college bookstores have been leased to contract operators, primarily Barnes and Noble Bookstores and Follett Corporation, with which we have longstanding relationships. Decisions to include our products are made on a national basis by the bookstore operator.

     Yearbooks are produced under an exclusive contract with the school for the academic year and are sold directly to students by the school. Under the terms of the contract, the school agrees to pay us a base price for producing the yearbook, which often increases before production as a result of enhancements to the contract specifications, such as additional color pages. Our independent yearbook sales representatives call on schools at the contract stage. Thereafter, they coordinate between the school's yearbook committee and our customer service and plant employees to ensure satisfactory quality and service.

     Graduation products are sold directly to students through our network of independent high school class ring sales representatives and in college bookstores through our network of employee sales representatives. Achievement publications are sold through direct marketing. Other affinity products are sold through a variety of distribution channels, including team stores, catalogs and retail stores. These products are sold to wholesale accounts through employee sales representatives.

INTELLECTUAL PROPERTY

     We have trademarks, patents and licenses that in the aggregate are an important part of our business. However, we do not regard our business as being materially dependent upon any single trademark, patent or license. We have trademark registration applications pending and intend to pursue other registrations as appropriate to establish and preserve our intellectual property rights.

     We market our products under many trademarked brand names, some of which rank among the most recognized and respected names in the jewelry industry, including ArtCarved, Balfour, Celebrations of Life, Class Rings, Ltd., Generations of Love, Keepsake, Keystone, Master Class Rings, Namesake, R. Johns, Taylor Publishing, The National Dean's List, Who's Who Among American High School Students and Who's Who Among America's Teachers. Generally, a trademark registration will remain in effect so long as the trademark remains in use by the registered holder and any required renewals are obtained. We also own several patented ring designs and business process patents. We also have non-exclusive licensing arrangements with the National Football League and numerous colleges and universities under which we have the right to use the name and other trademarks and logos of the NFL and those schools, respectively, on our products.

COMPETITION

  SCHOLASTIC PRODUCTS

     The class ring, yearbook and graduation products markets are highly concentrated and consist primarily of a few large national participants. We believe that we are the second largest competitor nationally within the scholastic products market (excluding photography). Our principal competitors in the class ring market are Jostens, Inc. and Herff Jones, Inc., which compete with us nationally across all product lines. Our principal competitors in the yearbook and graduation products markets are Jostens, Herff Jones and Walsworth Publishing Company. All competitors in the scholastic products industry compete primarily on the basis of quality, marketing, customer service and, to a lesser extent, price.

  RECOGNITION AND AFFINITY PRODUCTS

     We have limited competition for our student achievement publications, with only a small percentage of the high school and college students included in our publications also included in the publications of our competitors. We have no direct competition in the teacher recognition market. Our affinity group jewelry products, fan affinity sports jewelry and products and our professional sports championship jewelry businesses compete with Jostens and, to a lesser extent, with various other companies. Our personalized family jewelry products compete mainly with A&A Jewelry and Bogarz. We compete with our affinity product competitors primarily on the basis of quality, marketing, customer service and price.

RAW MATERIALS AND SUPPLIERS

     The principal raw materials that we purchase are gold and precious, semi-precious and synthetic stones that we use in our class rings and jewelry and paper and ink that we use in our yearbook and graduation products. Our raw materials are purchased from multiple suppliers at market prices, except that we purchase substantially all synthetic and semi-precious stones from a single supplier with multiple plants, which we believe supplies substantially all of these types of stones to almost all of the class ring manufacturers in the United States. Synthetic and semi-precious stones are available from other suppliers, although switching to these suppliers may result in additional costs to us.

     We periodically reset our prices to reflect the then current prices of raw materials. In addition, we engage in various hedging transactions to reduce the effects of fluctuations in the price of gold. We also purchase paper on an annual commitment basis so that we are able to estimate yearbook costs with greater certainty.

ENVIRONMENTAL

     We are subject to federal, state and local laws, ordinances and regulations that establish various health and environmental quality standards and provide penalties for violations of those standards. Past and present manufacturing operations subject us to environmental laws that regulate the use, handling and contracting for disposal or recycling of hazardous or toxic substances, the discharge of particles into the air and the discharge of process wastewaters into sewers. We believe that we are in substantial compliance with all material environmental laws. We believe that we have adequate environmental insurance and indemnities to sufficiently cover any liabilities that may exist and that we do not currently face environmental liabilities that could have a material adverse affect on our financial position or results of operations.

BACKLOG

     Because of the nature of our business, generally all orders (except yearbooks) are filled between two and eight weeks after the time of placement. We enter into yearbook contracts several months prior to delivery. While the base prices of the yearbooks are established at the time of order, the final prices of the yearbooks are often not calculated at that time since the content of the books generally change prior to publication. We estimate (calculated on the basis of the base price of yearbooks ordered) that the backlog of orders related to continuing operations was approximately $82.9 million as of August 31, 2002, almost exclusively related to student yearbooks. We expect substantially all of the backlog at August 31, 2002 to be filled in fiscal 2003.

EMPLOYEES

     Given the seasonality of our business, the number of our employees fluctuates throughout the year, with the number typically being highest during September through May and lowest from June to August. As of August 31, 2002, we employed approximately 2,400 employees.

     Most of our hourly employees are members of two separate unions, although we believe that a significant number of these employees are non-dues paying members. Most of our hourly production and maintenance employees located at our Austin, Texas manufacturing facility are represented by the United Brotherhood of Carpenters and Joiners Union, and most of our hourly employees located at our Dallas, Texas manufacturing facility are represented by the Graphics Communication International Union. In June 2000, our subsidiary CBI and the United Brotherhood of Carpenters and Joiners Union signed a collective bargaining agreement that will expire in May 2003. Taylor and the Graphics Communication International Union signed two collective bargaining agreements that will expire in July 2003 and February 2004, respectively.

     We have not experienced any significant work stoppages or employee-related problems that had a material impact on our operations. We consider our relationship with our employees to be good.

ITEM 2.  PROPERTIES

     Our principal headquarters and executive offices are located at 7211 Circle S Road, Austin, Texas. We believe that our facilities are suitable for their purpose and adequate to support our business. The extent of utilization of individual facilities varies due to the seasonal nature of our business.

     A summary of the physical properties that we use are as follows:

                                                                  APPROXIMATE
   LOCATION           TYPE OF PROPERTY         LEASED OR OWNED   SQUARE FOOTAGE
--------------   ---------------------------   ---------------   --------------
Austin, TX       Administration (Achievement      Leased              6,100
                   Publications)
Austin, TX       Corporate Headquarters           Owned              20,000
Austin, TX       Jewelry Manufacturing            Owned              99,830
Austin, TX       Warehouse Facility               Leased             30,600
Dallas, TX       Administration (Yearbooks),      Owned             320,000
                   Pre-Press, Press, Bindery
El Paso, TX      Jewelry Manufacturing            Leased             20,000
El Paso, TX      Pre-Press                        Leased             52,000
Eston, PA        Administration (Jewelry)         Leased              4,136
Juarez, Mexico   Jewelry Manufacturing            Leased             20,000
Louisville, KY   Fine Paper Manufacturing         Leased            100,000
Malverne, PA     Press, Bindery                   Leased            128,000
San Angelo, TX   Pre-Press, Press, Bindery        Leased             78,000

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to the business. In management's opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock, par value $0.01 per share ("Common Stock"). At August 31, 2002, there were 27 holders of record of the Common Stock.

     The Company has never declared dividends on its Common Stock. The Company is restricted from paying dividends by certain of its bank debt covenants and the indenture pursuant to which its senior subordinated notes were issued (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources") and by provisions of the Company's outstanding class of preferred stock. The Company intends to retain any earnings for internal investment and debt reduction, and does not intend to declare dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents summary historical financial and other data for the Company and should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein.

                                                               FOR THE YEAR ENDED
                                        -----------------------------------------------------------------
                                        AUGUST 31,    AUGUST 25,     AUGUST 26,   AUGUST 28,   AUGUST 29,
                                         2002(6)      2001(1)(5)      2000(4)        1999         1998
                                        ----------   -------------   ----------   ----------   ----------
                                                             (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
Net sales.............................   $304,378      $281,053       $182,285     $168,865     $151,101
Cost of sales.........................    146,898       142,164         80,929       73,268       72,615
                                         --------      --------       --------     --------     --------
  Gross profit........................    157,480       138,889        101,356       95,597       78,486
Selling, general and administrative
  expenses............................    129,734       119,972         85,559       85,075       68,294
                                         --------      --------       --------     --------     --------
  Operating income....................     27,746        18,917         15,797       10,522       10,192
Income (loss) before provision for
  income taxes........................     (1,063)       (3,929)           106       (4,072)      (4,637)
(Provision) benefit for income
  taxes...............................      1,171         1,443           (333)        (120)          --
Gain (loss) on extinguishment of debt,
  net of taxes........................     (5,650)           --          6,695           --           --
Cumulative effect of change in
  accounting principle................         --        (1,835)            --           --           --
Net income (loss).....................     (5,542)       (4,321)         6,468       (4,192)      (4,637)
OTHER DATA:
EBITDA(2).............................   $ 47,458      $ 36,503       $ 24,897     $ 17,698     $ 17,093
Interest expense......................     26,026        22,846         15,691       14,594       14,829
Depreciation and amortization.........     19,712        17,586          9,100        7,176        6,901
Capital expenditures..................     14,247         7,499          5,087        9,785        6,610
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets..........................   $401,626      $384,971       $326,553     $209,845     $203,805
Total debt(3).........................    242,117       223,609        191,253      134,410      134,322
Total stockholders' equity............     65,254        70,828         63,098       37,830       34,836

---------------

(1) Includes the results of operations for ECI, from its acquisition on March 30, 2001. ECI sales are highly seasonal with most shipments generally occurring in the first four months of our fiscal year.

(2) EBITDA represents earnings before interest expense, taxes, depreciation and amortization and excludes extraordinary gains and losses and other expense related to interest rate swaps. EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. We have included information concerning EBITDA because we use such information as a method of assessing our cash flow and ability to service debt. The EBITDA measure presented herein is not necessarily comparable to similarly titled measures reported by other companies.

(3) Excludes bank overdraft.

(4) Includes the results of operations for Taylor Publishing, from its acquisition on July 27, 2000.

(5) The restated consolidated financial statements for the year ended August 25, 2001, reflects (1) the Company's change in revenue recognition policy on certain sales to independent sales representatives in order to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, effective August 27, 2000, the beginning of the fiscal year, and (2) an income tax benefit related to a net operating loss carryback attributable to one of the Company's subsidiaries, which should have been recognized during the year ended August 25, 2001.

(6) Includes the results of operations of Milestone Marketing, from its acquisition on July 15, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Disclosure Regarding Forward-Looking Statements."

     As discussed in Note 16 to the Consolidated Financial Statements included in Item 8, the financial statements for the year ended August 25, 2001 have been restated. The following Management's Discussion and Analysis reflects this restatement.

OVERVIEW

     We are one of the leading manufacturers and suppliers of class rings, yearbooks, academic achievement publications and recognition and affinity jewelry in the United States. Our two principal business segments are: scholastic products and recognition and affinity products. The scholastic products segment serves the high school, college and, to a lesser extent, the elementary and junior high school markets and accounted for approximately 88% of our net sales for the fiscal year ended August 31, 2002. Our scholastic products segment consists of three principal categories: class rings, yearbooks and graduation products, the last of which includes fine paper products and graduation accessories.

     The recognition and affinity products segment accounted for approximately 12% of our net sales for the fiscal year ended August 31, 2002. This segment provides, among other things, publications that recognize the academic achievement of top students at the high school and college levels, as well as the nation's most inspiring teachers, jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

  COMPANY BACKGROUND

     Commemorative Brands, Inc., or CBI was initially formed by CHPII in March 1996 for the purpose of acquiring substantially all of the ArtCarved operations of CJC Holdings, Inc. and the Balfour operations of L.G. Balfour Company, Inc. These acquisitions were consummated on December 16, 1996. Until such date, CBI engaged in no business activities other than in connection with the completion of the acquisitions and the financing thereof.

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

     Taylor Acquisition. On February 11, 2000, CHPIII acquired Taylor, whose primary business is the designing and printing of student yearbooks. On July 27, 2000, we acquired all issued and outstanding shares of Taylor Senior Holding Corp., or TSHC, Taylor's parent, through the issuance of 320,929 shares of our common stock and 393,482 shares of our series A preferred stock (the "Taylor Acquisition"). The Taylor Acquisition was accounted for under the purchase method of accounting. Accordingly, our consolidated financial statements for 2000 include the results of operations for consolidated TSHC for the period from July 27, 2000 to August 26, 2000.

     ECI Acquisition. On March 30, 2001, we acquired all of the capital stock of ECI for a purchase price of approximately $58.7 million (the "ECI Acquisition"). ECI has been in the academic achievement publication business since 1967 and publishes such well-known titles as, Who's Who Among American High School Students, The National Dean's List and Who's Who Among America's Teachers. The ECI Acquisition was accounted for under the purchase method of accounting. As a result of this transaction, our consolidated financial statements for 2001 include the results of operations for ECI for the period from March 30, 2001 to August 25, 2001.

     Milestone Acquisition. On July 9, 2002, we acquired all the issued and outstanding stock and warrants of Milestone Marketing Incorporated ("Milestone") for a purchase price of approximately $15.9 million (the "Milestone Acquisition"). Milestone is a specialty marketer of class rings and other graduation products to the college market. The Milestone Acquisition was accounted for under the purchase method of accounting. As a result of this transaction, our consolidated financial statements for 2002 include the results of operations for Milestone for the period from July 15, 2002 to August 31, 2002.

CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

          Revenue Recognition. We recognize revenue when the earnings process is complete, evidenced by an agreement between AAC and the customer, delivery and acceptance has occurred, collectibility is reasonably assured and pricing is fixed and determinable. In accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, the recognition of revenue and related gross profit on sales to independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue, are deferred until the independent sales representative delivers the product and title passes to the Company's end customer. Provisions for sales returns and warranty costs are recorded at the time of sale based on historical information and current trends.

          Sales Returns and Allowances. We make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences could result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.

          Allowance for Doubtful Accounts and Reserve on Sales Representative Advances. We make estimates of potentially uncollectible customer accounts receivable and receivables arising from sales representative draws paid in excess of earned commissions. Our reserves are based on an analysis of customer and salesperson accounts and historical write-off experience. Our analysis includes the age of the receivable, customer or salesperson creditworthiness and general economic conditions. We believe the results could be materially different if historical trends do not reflect actual results or if economic conditions worsened.

RESULTS OF OPERATIONS

     The following table sets forth selected information from our consolidated statements of operations expressed on an actual basis and as a percentage of net sales.

                                                          FOR THE YEAR ENDED
                                   ----------------------------------------------------------------
                                     AUGUST 31, 2002       AUGUST 25, 2001        AUGUST 26, 2000
                                   -------------------   -------------------    -------------------
                                              % OF NET              % OF NET               % OF NET
                                    ACTUAL     SALES      ACTUAL     SALES       ACTUAL     SALES
                                   --------   --------   --------   --------    --------   --------
                                                        (DOLLARS IN THOUSANDS)
Net sales........................  $304,378    100.0%    $281,053    100.0%     $182,285    100.0%
Cost of sales....................   146,898     48.3      142,164     50.6        80,929     44.4
                                   --------    -----     --------    -----      --------    -----
  Gross profit...................   157,480     51.7      138,889     49.4       101,356     55.6
Selling, general and
  administrative expenses........   129,734     42.6      119,972     42.7        85,559     46.9
                                   --------    -----     --------    -----      --------    -----
  Operating income...............    27,746      9.1       18,917      6.7        15,797      8.7
Interest expense, net............    26,026      8.6       22,846      8.1        15,691      8.6
Other expense....................     2,783      0.9           --       --            --       --
                                   --------    -----     --------    -----      --------    -----
  Income (loss) before provision
     for income taxes............    (1,063)    (0.4)      (3,929)    (1.4)          106      0.1
(Provision) benefit for income
  taxes..........................     1,171      0.4        1,443      0.5          (333)    (0.2)
Gain (loss) on extinguishment of
  debt, net of income taxes......    (5,650)    (1.9)          --       --         6,695      3.7
Cumulative effect of change in
  accounting principle...........        --       --       (1,835)    (0.6)           --       --
                                   --------    -----     --------    -----      --------    -----
  Net income (loss)..............  $ (5,542)    (1.8)%   $ (4,321)    (1.5)%    $  6,468      3.5%
                                   ========    =====     ========    =====      ========    =====

     The following table sets forth sales by business segment expressed on an actual basis and as a percentage of net sales.

                                                          FOR THE YEAR ENDED
                                    ---------------------------------------------------------------
                                      AUGUST 31, 2002       AUGUST 25, 2001       AUGUST 26, 2000
                                    -------------------   -------------------   -------------------
                                               % OF NET              % OF NET              % OF NET
                                     ACTUAL     SALES      ACTUAL     SALES      ACTUAL     SALES
                                    --------   --------   --------   --------   --------   --------
Scholastic Products...............  $269,362     88.5%    $258,435     92.0%    $163,347     89.6%
Recognition and Affinity
  Products........................    35,016     11.5       22,618      8.0       18,938     10.4
                                    --------    -----     --------    -----     --------    -----
Net sales.........................  $304,378    100.0%    $281,053    100.0%    $182,285    100.0%
                                    ========    =====     ========    =====     ========    =====

YEAR ENDED AUGUST 31, 2002 COMPARED TO YEAR ENDED AUGUST 25, 2001

     Net Sales. Net sales increased $23.3 million, or 8.3%, to $304.4 million in 2002, from $281.1 million in 2001. This increase was due primarily to the inclusion of $16.2 million of net sales from ECI in 2002, which was acquired on March 30, 2001, as compared to $0.7 million in 2001 and an increase in sales of other product lines.

     The following details the changes in net sales during such periods by business segment.

          Scholastic Products. Net sales increased $10.9 million, or 4.2% to $269.4 million in 2002 from $258.4 million in 2001. Of this increase, $5.2 million was due to increased unit volumes and selling prices of high school and college class rings and a $4.7 million increase in graduation products and yearbook revenues. The remaining increase was due to the July 15, 2002 acquisition of Milestone.

          Recognition and Affinity Products. Net sales increased $12.4 million to $35.0 million in 2002 from $22.6 million in 2001. The increase was primarily the result of $16.2 million of net sales attributable to ECI, partially offset by lower sales of sports fan affinity jewelry.

     Gross Profit. Gross margin was 51.7% in 2002, a 2.3 percentage point increase from 49.4% in 2001. The gross margin increase in 2002 was partially the result of the inclusion of the ECI operations for this period. Excluding ECI, gross margin would have been 50.1% in 2002 compared to 49.4% in 2001. The 0.7 percentage point increase in gross margins was primarily the result of increased operating efficiencies.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.8 million, or 8.1%, to $129.7 million in 2002 from $120.0 million in 2001. As a percentage of net sales, selling, general and administrative expenses decreased 0.1 percentage points in 2002 compared to 2001. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $7.9 million to $90.6 million, or 29.8% of net sales, in 2002 from $82.7 million, or 29.4% of net sales, in 2001. General and administrative expenses in 2002 were $39.1 million, or 12.9% of net sales, as compared to $37.3 million, or 13.3% of net sales, in 2001. This decrease in general and administrative expenses as a percentage of revenue was a result of realization of the balance of the synergy savings related to Taylor Acquisition, partially offset by increased employee health insurance costs.

     Operating Income. As a result of the foregoing, operating income was $27.7 million, or 9.1% of net sales, in 2002 as compared with $18.9 million, or 6.7% of net sales, in 2001. The scholastic products segment reported operating income of $23.2 million in 2002 and $20.8 million in 2001. The recognition and affinity products segment reported operating income of $4.5 million in 2002 as compared with an operating loss of $1.9 million in 2001. This increase in the recognition and affinity product segment was primarily attributable to favorable impact of approximately $5.9 million from the ECI acquisition on March 30, 2001.

     Other Expense. Other expense was $2.8 million in 2002, of which $2.6 million was a result of the termination and reclassification of interest rate swaps that occurred in conjunction with the issuance of the Unsecured Notes and the entering into of our Senior Secured Credit Facility on February 20, 2002. The remaining interest rate swap agreement representing a notional amount of $25 million has been classified as a trading derivative. As such, changes in the fair value of this derivative resulted in a charge of $0.2 million for the period February 20, 2002 to August 31, 2002. As of August 31, 2002, the fair value of this derivative represented a liability of approximately $0.9 million.

     Interest Expense, Net. Net interest expense was $26.0 million in 2002 and $22.8 million in 2001. The average debt outstanding in 2002 and in 2001 was $225.7 million and $201.2 million, respectively. The weighted average interest rate of debt outstanding in 2002 and in 2001 was 11.5% and 11.4% respectively.

     Provision/(Benefit) for Income Taxes. For 2002 and 2001, the Company recorded income tax benefit of $1,171,000 and $1,443,000. The Company's benefit relates to the expected annual benefits from the net operating loss carryback generated in years ended August 31, 2002 and August 25, 2001 attributable to Taylor Senior Holding Corp. (TSHC). No net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not.

     Gain (Loss) on Extinguishments of Debt. In conjunction with the issuance of the senior unsecured notes and the senior revolving credit facility on February 20, 2002, the Company paid off the then outstanding term loans and revolver under the former credit facility and bridge notes to affiliates. As a result, a loss of $5.7 million was recognized relating to the write-off of unamortized deferred financing costs.

     Cumulative Effect of Change in Accounting Principle. The cumulative effect of change in accounting principle, representing a loss of $1.8 million, was recorded due to the adoption of SAB 101 as of August 27, 2000.

     Net Loss. As a result of the foregoing, we reported a net loss of $5.5 million in 2002 as compared to a net loss of $4.3 million in 2001.

YEAR ENDED AUGUST 25, 2001 COMPARED TO YEAR ENDED AUGUST 26, 2000

     Net Sales. Net sales increased $98.8 million, or 54.2%, to $281.1 million in 2001 from $182.3 million in 2000. This improvement was primarily the result of the inclusion of Taylor for a full 12 months of operations in 2001 compared to only one month in 2000.

     The following details the changes in net sales during such periods by business segment.

     Scholastic Products. Net sales increased $95.1 million, or 58.2%, to $258.4 million in 2001 from $163.3 million in 2000, primarily as a result of the Taylor Acquisition with yearbook net sales increasing $94.7 million in 2001 as compared to 2000. The net sales for the high school segment in both class rings and graduation products increased $4.4 million as a result of increased prices and unit volume. This increase was partially offset by a decline in net sales of retail and college class rings of approximately $4.0 million.

     Recognition and Affinity Products. Net sales increased $3.7 million, or 19.4%, to $22.6 million in 2001 from $18.9 million in 2000. The increase was largely a result of the Taylor and ECI Acquisitions. This increase was partially offset by lower sales of personalized family jewelry and sports fan affinity jewelry.

     Gross Profit. Gross margin was 49.4% in 2001, a 6.2 percentage point decline from 55.6% in 2000. The gross margin decline in 2001 was primarily the result of the inclusion of a full 12 months of Taylor operations compared to only one month in 2000. Excluding Taylor and ECI, the 2001 gross margin would have been 57.1%, or 0.5 percentage points greater than 2000. This increase in margin in 2001 (excluding Taylor and ECI) was primarily the result of favorable material costs, a net price increase and favorable operating costs, each of which favorably impacted our class rings margins and increased manufacturing efficiencies for our graduation products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $34.4 million, or 40.2%, to $120.0 million in 2001 from $85.6 million in 2000. As a percentage of net sales, however, selling, general and administrative expenses decreased 4.2 percentage points in 2001 as compared to 2000. Selling and marketing expenses increased $24.4 million to $82.7 million, or 29.4% of net sales, in 2001 from $58.3 million, or 32.0% of net sales, in 2000 largely as a result of the Taylor and ECI Acquisitions. Excluding Taylor and ECI effects, the selling and marketing expenses would have increased to 33.8% of net sales from 29.4% of net sales as a result of increased market expenses due to implementing additional growth initiatives. General and administrative expenses increased $9.9 million to $37.2 million, or 13.2% of net sales, in 2001 from $27.3 million, or 14.9% of net sales in 2000. This decrease in general and administrative expenses as a percentage of net sales was a result of partial synergy savings realized from the Taylor Acquisition and additional efficiency savings as a result of a computer system conversion in July 1999.

     Operating Income (Loss). As a result of the foregoing, operating income was $18.9 million, or 6.7% of net sales, in 2001 as compared with $15.8 million, or 8.7% of net sales, in 2000. The scholastic products segment reported operating income of $20.8 million in 2001 compared with $12.5 million in 2000. The recognition and affinity products segment reported operating loss of $1.9 million in 2001 compared with operating income of $3.3 million in 2000.

     Interest Expenses Net. Net interest expense was $22.8 million in 2001 compared with $15.7 million in 2000. The $7.1 million increase in interest expense was a result of the increase in debt outstanding as a result of the Taylor and ECI Acquisition. The average debt outstanding during 2001 and 2000 was $201.2 million and $138.6 million, respectively. The weighted average interest rate of debt outstanding as of August 25, 2001 and August 26, 2000 was 11.4% and 11.3%, respectively.

     Provision (Benefit) for Income Taxes. For 2001, the Company recorded an income tax benefit of $1,443,000. The Company's benefit relates to the expected benefit from the net operating loss carryback generated in the year ended August 25, 2001, attributable to TSHC. There is no federal income tax benefit for net operating loss carryforwards as a valuation allowance exists due to our historical net operating losses. For 2000, the Company recorded a tax provision of $333,000 on income before extraordinary loss and cumulative effect of change in accounting principle, relating primarily to state taxes.

     Gain on Extinguishment of Debt, Net of Income Taxes. In 1996, our subsidiary CBI issued $90 million in aggregate principal amount of 11% senior subordinated notes (the "Subordinated Notes"). On July 27, 2000, TP Holding Corp., the direct parent of Taylor, purchased $48.6 million in principal amount of the Subordinated Notes at a purchase price equal to 82% of the principal amount of the notes. As a result of the Taylor Acquisition, the transaction was considered an extinguishment of debt and resulted in an extraordinary gain on the sale of the notes of approximately $6.7 million, net of tax.

     Cumulative effect of change in accounting principle. The cumulative effect of change in accounting principle, representing a loss of $1.8 million, was recorded due to the adoption of SAB 101 as of August 27, 2000.

     Net (Loss) Income. As a result of the foregoing, we reported net loss of $4.3 million in 2001 as compared to net income of $6.5 million in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. Operating activities provided cash flows of $23.3 million for fiscal 2002 as compared to $10.3 million in fiscal 2001. The $13.0 million increase in cash flows from operating activities between the two periods was primarily the result of an increase in operating cash from net income before depreciation, amortization and other non-cash charges of $3.9 million, a decrease in accounts receivable and income tax receivable of $14.5 million, a decrease in inventories of $0.5 million and a decrease in other assets of $1.9 million. These increases in cash flows were partially offset by an increase in prepaid expenses, other assets and deferred revenue of $6.7 million and a decrease in accounts payable, accrued expenses and other long-term liabilities of $1.0 million. Operating activities provided cash flows of $10.3 million for fiscal 2001 as compared to $9.4 million of cash used in operations for fiscal 2000. The $19.6 million increase in cash flows from operating activities between the two periods was primarily the result of an increase in operating cash from net income before depreciation, amortization and other non-cash charges of $7.6 million, an increase in bank overdraft, accounts payable, accrued expenses and other long-term liabilities of $22.0 million and an increase in inventories and other assets of $2.9 million, partially offset by a decrease in cash due to the change in accounts receivable of $13.7 million and a change in prepaids, other current assets and income tax receivable of $5.9 million.

     Investing Activities. Capital expenditures in 2002, 2001 and 2000 were $14.2 million, $7.5 million and $5.1 million, respectively. The increase in capital expenditures in 2002 of $6.7 million was primarily attributable to the purchase of two new printing presses at Taylor Publishing. The increase in capital expenditures in 2001 of $2.4 million as compared to 2000 was primarily attributable to capital expenditures related to the Taylor Acquisition and the increased tooling cost due to the new Balfour Identity high school ring series. Also affecting investing activities in 2002, 2001 and 2000 were the Milestone Acquisition, the ECI Acquisition, and Taylor Acquisition.

     Financing Activities. Net cash provided from financing activities in 2002, 2001 and 2000 was $4.9 million, $48.4 million and $14.7 million, respectively. In February 2002, we issued $177.0 million of senior unsecured notes and entered into a new $40.0 million senior revolving credit facility. The Company paid off the then outstanding term loans and revolver under the former credit agreement, its bridge notes to affiliates and settled all but $25.0 million in notional amount of its interest rate swap agreements. In 2001, in connection with the acquisition of ECI, we entered into the second amended and restated credit agreement whereby we borrowed approximately $27.3 million to fund a portion of the acquisition. In addition, Castle Harlan Partners III (CHPIII) provided us with approximately $24.5 million in cash in return for the issuance of a bridge note representing an obligation of $8.5 million and the issuance of series A preferred stock and common stock for $16.0 million. In 2000, as a result of the acquisition of Taylor, Taylor Holding Corp.'s credit agreement was amended and restated to include CBI as a borrower. In addition, incremental borrowings of approximately $62.6 million were made to repay existing debt of CBI and to repurchase a portion of the outstanding Subordinated Notes.

     Capital Resources. In February 2002, we entered into a new $40.0 million senior revolving credit facility. As of August 31, 2002, $25.2 million under that facility was outstanding.

     In connection with the Taylor Acquisition, CBI signed a gold consignment financing agreement with a bank. Under its gold consignment financing agreement, CBI has the ability to have on consignment the lowest of (i) the dollar value of 27,000 troy ounces of gold, (ii) $10.1 million and (iii) a borrowing base, determined based upon a percentage of gold located at CBI's facilities and other approved locations, as specified by the agreement. Under the terms of the consignment arrangement, CBI does not own the consigned gold nor have risk of loss related to such inventory until the money is received by the bank from CBI in payment for the gold purchased. Accordingly, CBI does not include the values of consigned gold in its inventory or the corresponding liability for financial statement purposes. As a result, as of August 31, 2002 and August 25, 2001, CBI held approximately 14,830 ounces and 14,620 ounces, respectively, of gold valued at $4.6 million and $4.0 million, respectively, on consignment from the bank.

     Cash generated from operating activities and availability under our senior revolving credit facility and prior credit facilities which were paid off in February 2002 have been our principal sources of liquidity. Our liquidity needs arise primarily from debt service, working capital, capital expenditure and general corporate requirements. As of August 31, 2002, we had approximately $13.6 million available under our credit facility.

     We believe that cash flow from our operating activities combined with the availability of funds under our credit facility will be sufficient to support our operations and liquidity requirements for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 must be accounted for by the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle in the income statement. Amortization of goodwill was approximately $4.0 million for the year ended August 31, 2002. The Company adopted SFAS No. 142 on September 1, 2002 and is currently in the process of completing the transitional impairment assessment and calculating any impact on the financial statements. The Company must complete the first step of this test to determine if there is an impairment by February 2003 and, if there is an impairment, the Company must complete the final step and record any impairment by August 2003. SFAS No. 142 also requires that recognized intangible assets be amortized over their respective estimated useful lives. As part of the adoption, the Company is currently reassessing the useful lives and residual values of all intangible assets. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will become effective for the Company in fiscal year 2003. The Company is currently evaluating the provisions of SFAS No. 143, but does not believe that the adoption of SFAS No. 143 will have a significant impact on its financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS No. 144. The financial statement impact of the adoption of SFAS No. 144 has not yet been determined.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will require the Company to reclassify certain extraordinary items into operating income (loss).

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently considering the impact, if any, that this statement will have on the financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Interest Rate Risk. We have market risk exposure from changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments and through the use of interest rate swaps. Our senior revolving credit facility and our gold consignment agreement are variable rate facilities. The interest rates under those facilities are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. Upon consummation of the issuance of our senior unsecured notes we terminated approximately $1.7 million of our existing swap agreements and interest rate swaps representing a notional amount of $25.0 million remained in place.

     Our derivatives and other financial instruments subject to interest rate risk consist of long-term debt (including current portion), an interest rate swap and notional amount under the gold consignment agreement. The net fair value of these financial instruments at August 31, 2002 represented a current liability of $0.9 million.

     If the interest rate on our variable debt increased or decreased by 1% in 2002, our interest expense would have changed by approximately $0.7 million for 2002. As of August 31, 2002, August 25, 2001 and August 26, 2000, the fair value of our debt approximated its carrying value and is estimated based on quoted market prices for comparable instruments.

     Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single source supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The purchases beginning fiscal 2002 are payable in Euros and in 2001 were payable in Deutsche Marks. During 2001, in order to hedge our foreign currency risks, we purchased a total of

$2.0 million in forward Deutsche Mark contracts with various maturity dates resulting in a net gain of $0.1 million. In 2000 and 2002 we did not purchase any forward contracts.

     Gold. We purchase all of our gold requirements from The Bank of Nova Scotia through our revolving credit and gold consignment agreement. We consign the majority of our gold from The Bank of Nova Scotia and pay for gold as the product is shipped to customers and as required by the terms of the gold consignment agreement. As of August 31, 2002, we had hedged our gold requirements for the fiscal year ending August 30, 2003 by covering the majority of our estimated gold requirements through the purchase of gold options.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Achievement Corporation
Austin, Texas

     We have audited the accompanying consolidated balance sheets of American Achievement Corporation and subsidiaries (the "Company") as of August 31, 2002 and August 25, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended August 26, 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 19, 2001. Those auditors reported on such financial statements prior to the restatement discussed in Note 16.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2002, and August 25, 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 16, the accompanying 2001 consolidated financial statements have been restated. As discussed in Note 2, in 2001 the Company changed its method of recognizing revenue on sales to independent sales representatives.

/s/ DELOITTE & TOUCHE LLP

Austin, Texas
November 1, 2002

                  THIS IS A COPY OF A PREVIOUSLY ISSUED REPORT

     According to the Securities and Exchange Commission's amendment of Rule 2-02 of Regulation S-X, the following report is a copy of a report previously issued by Arthur Andersen LLP, which has ceased operations, and has not been reissued by Arthur Andersen LLP. Arthur Andersen LLP reported on such financial statements prior to the restatement discussed in Note 16.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
American Achievement Corporation (f/k/a/ Commemorative Brands Holding Corporation):

     We have audited the accompanying consolidated balance sheets of American Achievement Corporation (a Delaware corporation, successor to Commemorative Brands Holding Corporation), and subsidiaries as of August 26, 2000, and August 25, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended August 28, 1999, August 26, 2000 and August 25, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Achievement Corporation and subsidiaries as of August 26, 2000, and August 25, 2001 and the results of the operations and their cash flows for the fiscal years ended August 28, 1999, August 26, 2000, and August 25, 2001 in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements on valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Austin, Texas
October 19, 2001

                        AMERICAN ACHIEVEMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              AUGUST 31,       AUGUST 25,
                                                                 2002             2001
                                                              ----------   -------------------
                                                                           (AS RESTATED -- SEE
                                                                                NOTE 16)
                                                                   (DOLLARS IN THOUSANDS,
                                                                     EXCEPT SHARE DATA)
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  1,562         $  2,636
  Accounts receivable, net of allowance for doubtful
     accounts of $3,578, and $3,379, respectively...........     46,326           49,931
  Income tax receivable.....................................        738              776
  Inventories, net..........................................     25,427           26,672
  Prepaid expenses and other current assets, net............     28,021           20,158
                                                               --------         --------
       Total current assets.................................    102,074          100,173
PROPERTY, PLANT AND EQUIPMENT, net..........................     66,592           64,842
TRADEMARKS, net of accumulated amortization of $5,485 and
  $3,942, respectively......................................     41,855           42,299
GOODWILL, net of accumulated amortization of $15,634 and
  $11,655, respectively.....................................    159,308          147,497
OTHER ASSETS, net of accumulated amortization of $5,701 and
  $4,487....................................................     31,797           30,160
                                                               --------         --------
       Total assets.........................................   $401,626         $384,971
                                                               ========         ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft............................................   $  4,324         $  4,498
  Accounts payable..........................................      9,364           10,945
  Customer deposits.........................................     23,649           24,180
  Accrued expenses..........................................     24,773           21,695
  Deferred revenue..........................................      6,515            6,799
  Accrued interest..........................................      4,138            2,240
  Current portion of long-term debt.........................         --           12,900
                                                               --------         --------
       Total current liabilities............................     72,763           83,257
LONG-TERM DEBT, net of current portion......................    242,117          210,709
OTHER LONG-TERM LIABILITIES.................................      4,642            4,527
                                                               --------         --------
       Total liabilities....................................    319,522          298,493
REDEEMABLE MINORITY INTEREST IN SUBSIDIARY..................     16,850           15,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A preferred stock, $.01 par value, 1,200,000 shares authorized, 1,006,847 shares and 1,001,347 shares
     issued and outstanding, respectively, liquidation
     preference of $100,685, and $100,135, respectively.....         10               10
  Common stock, $.01 par value, 1,250,000 shares authorized
     809,351 shares issued and outstanding..................          8                8
  Additional paid-in capital................................     95,310           94,760
  Accumulated deficit.......................................    (27,941)         (21,199)
  Accumulated other comprehensive loss......................     (2,133)          (2,751)
                                                               --------         --------
       Total stockholders' equity...........................     65,254           70,828
                                                               --------         --------
       Total liabilities and stockholders' equity...........   $401,626         $384,971
                                                               ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       FOR THE YEAR ENDED
                                                              -------------------------------------
                                                              AUGUST 31,   AUGUST 25,    AUGUST 26,
                                                                 2002         2001          2000
                                                              ----------   -----------   ----------
                                                                               (AS
                                                                           RESTATED --
                                                                               SEE
                                                                            NOTE 16)
                                                                     (DOLLARS IN THOUSANDS)
Net sales...................................................   $304,378     $281,053      $182,285
Cost of sales...............................................    146,898      142,164        80,929
                                                               --------     --------      --------
  Gross profit..............................................    157,480      138,889       101,356
Selling, general and administrative expenses................    129,734      119,972        85,559
                                                               --------     --------      --------
  Operating income..........................................     27,746       18,917        15,797
Interest expense, net.......................................     26,026       22,846        15,691
Other expense...............................................      2,783           --            --
                                                               --------     --------      --------
  (Loss) income before income taxes.........................     (1,063)      (3,929)          106
  Benefit (provision) for income taxes......................      1,171        1,443          (333)
                                                               --------     --------      --------
  Income (loss) before extraordinary item and cumulative
     effect of change in accounting principle...............        108       (2,486)         (227)
Extraordinary (loss) gain on extinguishment of debt, net of
  income taxes of $46 in 2000...............................     (5,650)          --         6,695
Cumulative effect of change in accounting principle.........         --       (1,835)           --
                                                               --------     --------      --------
  Net (loss) income.........................................     (5,542)      (4,321)        6,468
Preferred dividends.........................................     (1,200)      (1,200)       (1,200)
                                                               --------     --------      --------
  Net (loss) income applicable to common stockholders.......   $ (6,742)    $ (5,521)     $  5,268
                                                               ========     ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               PREFERRED STOCK
                                                          ----------------------------------------------------------
                                                                         SERIES A                      SERIES B
                                                          --------------------------------------   -----------------
                                                                                   AMERICAN
                                                                                 ACHIEVEMENT
                                                           CBI INC. "OLD"           "NEW"           CBI INC. "OLD"
                                                          -----------------   ------------------   -----------------
                                                           SHARES    AMOUNT    SHARES     AMOUNT    SHARES    AMOUNT
                                                          --------   ------   ---------   ------   --------   ------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, August 28, 1999................................   100,000    $ 1            --    $--      460,985    $ 5
Reclassification of CBI Inc. "Old" Series A preferred
 stock to redeemable minority interest in subsidiary in
 connection with the July 27, 2000 Merger of CBI Inc.
 and American Achievement (Note 13).....................  (100,000)    (1)           --     --           --     --
Issuance of American Achievement "New" Series A.........
Preferred and "New" Common in exchange for CBI Inc.
 "Old" Series B Preferred and "Old" Common..............        --     --       460,985      5     (460,985)    (5)
Issuance of American Achievement "New" Common and "New"
 Series A Preferred in acquisition of Taylor............        --     --       393,482      4           --     --
Accrued dividends on minority interest in CBI, Inc......        --     --            --     --           --     --
Net income and total comprehensive income...............        --     --            --     --           --     --
                                                          --------    ---     ---------    ---     --------    ---
BALANCE, August 26, 2000................................        --     --       854,467      9           --     --
                                                          --------    ---     ---------    ---     --------    ---
Comprehensive loss --
Net loss (as restated, see Note 16).....................        --     --            --     --           --     --
Adjustment to minimum pension liability.................        --     --            --     --           --     --
Change in effective portion of derivative loss..........        --     --            --     --           --     --
Total comprehensive loss................................        --     --            --     --           --     --
Issuance of American Achievement Series B Preferred
 Stock..................................................        --     --            --     --           --     --
Exchange of Series B Preferred Stock for Series A and
 common stock...........................................        --     --       146,880      1           --     --
Accrued dividends on minority interest in CBI, Inc......        --     --            --     --           --     --
Exercise of Stock Options...............................        --     --            --     --           --     --
                                                          --------    ---     ---------    ---     --------    ---
BALANCE, August 25, 2001 (as restated, see Note 16).....        --     --     1,001,347     10           --     --
                                                          --------    ---     ---------    ---     --------    ---
Comprehensive loss --
Net loss................................................        --     --            --     --           --     --
Adjustment to minimum pension liability.................        --     --            --     --           --     --
Change in effective portion of derivative loss..........        --     --            --     --           --     --
Reclassification into earnings for derivative
 termination............................................        --     --            --     --           --     --
Total comprehensive loss................................        --     --            --     --           --     --
Accrued dividends on minority interest in CBI, Inc......        --     --            --     --           --     --
Issuance of American Achievement Series A Preferred
 Stock..................................................        --     --         5,500     --           --     --
                                                          --------    ---     ---------    ---     --------    ---
BALANCE, August 31, 2002................................        --    $--     1,006,847    $10           --    $--
                                                          ========    ===     =========    ===     ========    ===

                                                           PREFERRED STOCK
                                                          ------------------
                                                               SERIES B                    COMMON STOCK
                                                          ------------------   ------------------------------------
                                                               AMERICAN                                AMERICAN
                                                             ACHIEVEMENT                             ACHIEVEMENT
                                                                "NEW"           CBI INC. "OLD"          "NEW"         ADDITIONAL
                                                          ------------------   -----------------   ----------------    PAID-IN
                                                           SHARES     AMOUNT    SHARES    AMOUNT   SHARES    AMOUNT    CAPITAL
                                                          --------    ------   --------   ------   -------   ------   ----------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, August 28, 1999................................       --     $  --     375,985    $ 4         --      --      $58,766
Reclassification of CBI Inc. "Old" Series A preferred
 stock to redeemable minority interest in subsidiary in
 connection with the July 27, 2000 Merger of CBI Inc.
 and American Achievement (Note 13).....................       --        --          --     --         --      --       (9,999)
Issuance of American Achievement "New" Series A.........
Preferred and "New" Common in exchange for CBI Inc.
 "Old" Series B Preferred and "Old" Common..............       --        --    (375,985)    (4)    375,985      4           --
Issuance of American Achievement "New" Common and "New"
 Series A Preferred in acquisition of Taylor............       --        --          --     --     320,929      3       29,993
Accrued dividends on minority interest in CBI, Inc......       --        --          --     --         --      --           --
Net income and total comprehensive income...............       --        --          --     --         --      --           --
                                                          -------     -----    --------    ---     -------     --      -------
BALANCE, August 26, 2000................................       --        --          --     --     696,914      7       78,760
                                                          -------     -----    --------    ---     -------     --      -------
Comprehensive loss --
Net loss (as restated, see Note 16).....................       --        --          --     --         --      --           --
Adjustment to minimum pension liability.................       --        --          --     --         --      --           --
Change in effective portion of derivative loss..........       --        --          --     --         --      --           --
Total comprehensive loss................................       --        --          --     --         --      --           --
Issuance of American Achievement Series B Preferred
 Stock..................................................   16,000       160          --     --         --      --       15,840
Exchange of Series B Preferred Stock for Series A and
 common stock...........................................  (16,000)     (160)         --     --     112,137      1          158
Accrued dividends on minority interest in CBI, Inc......       --        --          --     --         --      --           --
Exercise of Stock Options...............................       --        --          --     --        300      --            2
                                                          -------     -----    --------    ---     -------     --      -------
BALANCE, August 25, 2001 (as restated, see Note 16).....       --        --          --     --     809,351      8       94,760
                                                          -------     -----    --------    ---     -------     --      -------
Comprehensive loss --
Net loss................................................       --        --          --     --         --      --           --
Adjustment to minimum pension liability.................       --        --          --     --         --      --           --
Change in effective portion of derivative loss..........       --        --          --     --         --      --           --
Reclassification into earnings for derivative
 termination............................................       --        --          --     --         --      --           --
Total comprehensive loss................................       --        --          --     --         --      --           --
Accrued dividends on minority interest in CBI, Inc......       --        --          --     --         --      --           --
Issuance of American Achievement Series A Preferred
 Stock..................................................       --        --          --     --         --      --          550
                                                          -------     -----    --------    ---     -------     --      -------
BALANCE, August 31, 2002................................       --     $  --          --    $--     809,351     $8      $95,310
                                                          =======     =====    ========    ===     =======     ==      =======


                                                           ACCUMULATED
                                                              OTHER
                                                          COMPREHENSIVE   ACCUMULATED
                                                              LOSS          DEFICIT      TOTAL
                                                          -------------   -----------   --------
                                                          (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, August 28, 1999................................     $    --       $(20,946)    $ 37,830
Reclassification of CBI Inc. "Old" Series A preferred                                    (10,000)
 stock to redeemable minority interest in subsidiary in
 connection with the July 27, 2000 Merger of CBI Inc.
 and American Achievement (Note 13).....................          --             --
Issuance of American Achievement "New" Series A.........
Preferred and "New" Common in exchange for CBI Inc.                                           --
 "Old" Series B Preferred and "Old" Common..............          --             --
Issuance of American Achievement "New" Common and "New"                                   30,000
 Series A Preferred in acquisition of Taylor............          --             --
Accrued dividends on minority interest in CBI, Inc......          --         (1,200)      (1,200)
Net income and total comprehensive income...............          --          6,468        6,468
                                                             -------       --------     --------
BALANCE, August 26, 2000................................          --        (15,678)      63,098
                                                             -------       --------     --------
Comprehensive loss --
Net loss (as restated, see Note 16).....................          --         (4,321)      (4,321)
Adjustment to minimum pension liability.................        (519)            --         (519)
Change in effective portion of derivative loss..........      (2,232)            --       (2,232)
                                                             -------       --------     --------
Total comprehensive loss................................      (2,751)        (4,321)      (7,072)
Issuance of American Achievement Series B Preferred                                       16,000
 Stock..................................................          --             --
Exchange of Series B Preferred Stock for Series A and                                         --
 common stock...........................................          --             --
Accrued dividends on minority interest in CBI, Inc......          --         (1,200)      (1,200)
Exercise of Stock Options...............................          --             --            2
                                                             -------       --------     --------
BALANCE, August 25, 2001 (as restated, see Note 16).....      (2,751)       (21,199)      70,828
                                                             -------       --------     --------
Comprehensive loss --
Net loss................................................          --         (5,542)      (5,542)
Adjustment to minimum pension liability.................      (1,614)            --       (1,614)
Change in effective portion of derivative loss..........        (377)            --         (377)
Reclassification into earnings for derivative                                              2,609
 termination............................................       2,609             --
                                                             -------       --------     --------
Total comprehensive loss................................         618         (5,542)      (4,924)
Accrued dividends on minority interest in CBI, Inc......          --         (1,200)      (1,200)
Issuance of American Achievement Series A Preferred                                          550
 Stock..................................................          --             --
                                                             -------       --------     --------
BALANCE, August 31, 2002................................     $(2,133)      $(27,941)    $ 65,254
                                                             =======       ========     ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE YEAR ENDED
                                                              -------------------------------------
                                                              AUGUST 31,   AUGUST 25,    AUGUST 26,
                                                                 2002         2001          2000
                                                              ----------   -----------   ----------
                                                                               (AS
                                                                           RESTATED --
                                                                               SEE
                                                                            NOTE 16)
                                                                     (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $  (5,542)    $ (4,321)     $  6,468
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities
    Depreciation and amortization...........................     19,712       17,586         9,100
    Loss (gain) on extinguishment of debt...................      5,650           --        (6,741)
    Amortization of debt discount and deferred financing
      fees..................................................      1,355        1,534            --
    Cumulative effect of change in accounting principle.....         --        1,835            --
    Issuance of Preferred Stock in settlement of
      obligation............................................       (550)          --            --
    Unrealized loss on free-standing derivative.............        182           --            --
    Provision for doubtful accounts.........................        145          383           630
    Changes in assets and liabilities
      (Increase) decrease in receivables....................      3,582      (10,093)        3,622
      Decrease in inventories, net..........................      1,380          881           151
      Decrease (increase) in income tax receivable..........         38         (776)           --
      (Increase) decrease in prepaid expenses and other
         current assets, net................................     (5,057)      (5,437)         (276)
      Increase in other assets..............................       (739)      (2,620)       (4,778)
      (Decrease) Increase in deferred revenue...............       (284)       6,799            --
      Increase (decrease) in accounts payable and accrued
         expenses and other long-term liabilities...........      3,438        4,485       (17,544)
                                                              ---------     --------      --------
         Net cash provided by (used in) operating
           activities.......................................     23,310       10,256        (9,368)
                                                              ---------     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................    (14,247)      (7,499)       (5,087)
  Sale of property..........................................        673           --            --
  Sales of Publishing Segment...............................         --           47            --
  Acquisitions, net of cash acquired........................    (15,502)     (50,413)          905
                                                              ---------     --------      --------
         Net cash used in investing activities..............    (29,076)     (57,865)       (4,182)
                                                              ---------     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on term loan facility............................   (121,400)          --            --
  Proceeds from debt issuance, net of debt issue cost.......    166,612       35,835        98,984
  Proceeds from issuance of common and preferred stock......         --       16,000            --
  Exercise of stock option..................................         --            2            --
  Payment of bridge notes to affiliate......................    (28,383)      (8,600)      (62,638)
  Bank revolver borrowings, net.............................     (8,684)       5,121       (21,660)
  Repayment of interest rate swaps..........................     (3,279)          --            --
  Decrease in bank overdraft................................       (174)          --            --
                                                              ---------     --------      --------
         Net cash provided by financing activities..........      4,692       48,358        14,686
                                                              ---------     --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (1,074)         749         1,136
CASH AND CASH EQUIVALENTS, beginning of fiscal year.........      2,636        1,887           751
                                                              ---------     --------      --------
CASH AND CASH EQUIVALENTS, end of fiscal year...............  $   1,562     $  2,636      $  1,887
                                                              =========     ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the fiscal year for --
    Interest................................................  $  24,001     $ 20,461      $ 17,730
                                                              =========     ========      ========
    Taxes...................................................  $     802     $    443      $    226
                                                              =========     ========      ========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Accrued Dividends on CBI Inc. "Old" Series A Preferred....  $   1,200     $  1,200      $  1,200
                                                              =========     ========      ========
  Issuance of common and preferred stock in acquisition of
    Taylor Senior Holding...................................  $      --     $     --      $ 30,000
                                                              =========     ========      ========
  Issuance of preferred stock in settlement of obligation...  $     550           --            --
                                                              =========     ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BACKGROUND AND ORGANIZATION

     American Achievement Corporation, a Delaware corporation (together with its subsidiaries, "AAC" or the "Company") is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company also operates a division which sells achievement publications in the specialty directory publishing industry nationwide. The Company markets its products and services primarily in the United States and operates in two reporting segments, scholastic products and affinity products. The Company's corporate offices and primary manufacturing facilities are located in Austin and Dallas, Texas.

     Prior to July 27, 2000, the Company's operations consisted of Commemorative Brands, Inc. (CBI), owned 100% by Commemorative Brands Holding Corp. (CBHC). CBHC was formed on June 27, 2000 to serve as a holding company for CBI operations and future acquisitions. The Company changed its name from CBHC to American Achievement Corporation on January 23, 2002. AAC is owned primarily by Castle Harlan Partners II (CHPII) and Castle Harlan Partners III (CHPIII).

     On July 27, 2000, the Company acquired Taylor Senior Holding Corp. ("TSHC"), the parent company of Taylor Publishing Company ("Taylor") that produces the Company's yearbooks (the "Taylor Acquisition"). On March 30, 2001, the Company acquired Educational Communications, Inc. ("ECI") that produces the Company's academic achievement publications (the "ECI Acquisition"). On July 15, 2002, American Achievement acquired Milestone Marketing Incorporated ("Milestone"), a specialty marketer of class rings and other graduation products to the college market (the "Milestone Acquisition") (See Note 3).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  FISCAL YEAR-END

     The Company uses a 52/53-week fiscal year ending on the last Saturday of August.

  CONSOLIDATION

     The consolidated financial statements include the accounts of American Achievement Corporation and its direct and indirect subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The 11 5/8% Senior Unsecured Notes Due 2007 (the "Unsecured Notes") are guaranteed by every direct and indirect domestic subsidiary of the Company. The guarantees by the guarantor subsidiaries are full, unconditional, and joint and several. All of the guarantor subsidiaries are wholly-owned. American Achievement Corporation is a holding company with no independent assets or operations other than its investment in its subsidiaries.

  CHANGE IN ACCOUNTING PRINCIPLE

     Effective August 27, 2000, the Company changed its accounting method for recognizing revenue on certain sales to independent sales representatives, in order to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Under SAB 101, the recognition of revenue and related gross profit on sales to independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue, should be deferred until the independent sales representative delivers the product and title passes to the Company's end customer. Previously, the Company recognized revenue from these transactions upon shipment of product to the independent sales representative, net of estimates for possible returns and allowances. The cumulative effect of the change in accounting principle resulted in an increase of $1.8 million

                        AMERICAN ACHIEVEMENT CORPORATION
to the net loss for the year ended August 25, 2001. This change had no impact on the Company's cash flows from operations.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

  INVENTORIES

     Inventories, which include raw materials, labor and manufacturing overhead, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

  SALES REPRESENTATIVE ADVANCES AND RELATED RESERVE

     The Company advances funds to independent sales representatives as prepaid commissions against anticipated earnings. Such amounts are repaid by the independent sales representatives through earned commissions on product sales. The Company provides reserves to cover those amounts which it estimates to be uncollectible. These amounts are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided principally using the straight-line method based on estimated useful lives of the assets as follows:

DESCRIPTION                                                    USEFUL LIFE
-----------                                                   --------------
Buildings and improvements..................................  10 to 25 years
Tools and dies..............................................  14 to 19 years
Machinery and equipment.....................................   2 to 10 years

     Maintenance, repairs and minor replacements are charged against operations as incurred; major replacements and betterments are capitalized. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected as other income or expense for the period. Depreciation expense recorded in the accompanying consolidated statements of operations is $11,941,000, $10,856,000 and $5,890,000 for the years ended August 31, 2002,
August 25, 2001, and August 26, 2000, respectively.

  TRADEMARKS

     ECI's trademarks of $15.5 million at August 31, 2002 are being amortized over 20 years. CBI Inc.'s trademarks of $30.7 million are being amortized over 40 years. Milestone's trademark of $1.1 million, which was acquired after June 30, 2001, is not being amortized in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). Amortization expense recorded in the accompanying consolidated statements of operations amounted to $1,544,000, $1,092,000, and $768,000 for the years ended August 31, 2002, August 25, 2001 and August 26, 2000, respectively.

  GOODWILL

     Costs in excess of fair value of net tangible and identifiable intangible assets acquired are included in goodwill in the accompanying consolidated balance sheets. Goodwill, except the $15.7 million acquired in the Milestone acquisition, is being amortized on a straight-line basis over 40 years. Milestone's goodwill of $15.7 million is not being amortized in accordance with SFAS No. 142. The Company continually evaluates

                        AMERICAN ACHIEVEMENT CORPORATION
whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company would use an estimate of the related product lines' undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Amortization expense on goodwill recorded in the accompanying consolidated statements of operations is $4,013,000, $3,438,000 and $2,189,000 for the years ended August 31, 2002, August 25, 2001, and August 26, 2000, respectively.

  OTHER ASSETS

     Other assets include deferred financing costs, customer lists, work force in place, distribution contracts and ring samples supplied to national chain stores, jewelry stores and sales representatives of the Company. All amounts are amortized on a straight-line basis as follows:

DESCRIPTION                                                   USEFUL LIFE
-----------                                                   -----------
Deferred financing costs....................................   1-7 years
Customer lists..............................................    12 years
Work force in place.........................................     7 years
Ring samples................................................     6 years
Distribution contracts......................................    10 years

     Other assets, net consists of the following (in thousands):

                                                              AUGUST 31,   AUGUST 25,
                                                                 2002         2001
                                                              ----------   ----------
Deferred financing costs....................................   $10,151      $ 9,800
Ring samples................................................     7,029        5,709
Work force in place.........................................     3,377        3,377
Customer lists..............................................    14,672       14,672
Distribution contracts......................................     1,400
Other.......................................................       869        1,089
                                                               -------      -------
                                                               $37,498      $34,647
Less -- accumulated amortization............................    (5,701)      (4,487)
                                                               -------      -------
  Other assets, net.........................................   $31,797      $30,160
                                                               =======      =======

     Amortization expense on other assets recorded in the accompanying consolidated statements of operations is $2,200,000, $2,237,000 and $177,000 for the years ended August 31, 2002, August 25, 2001, and August 26, 2000, respectively.

  IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," addresses accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets (e.g., property, plant and equipment and intangibles) be reviewed for impairment whenever events or changes in circumstances, such as changes in market value, indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an

                        AMERICAN ACHIEVEMENT CORPORATION
impairment loss is recognized. Impairment losses are to be measured based on the fair value of the asset. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related product lines' undiscounted cash flows over the remaining lives of the assets in measuring whether the assets are recoverable.

  INCOME TAXES

     In accordance with SFAS No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized net of any valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, bank overdraft, accounts payable and long-term debt (including current maturities). The carrying amounts of the Company's cash and cash equivalents, accounts receivable, bank overdraft and accounts payable approximate fair value due to their short-term nature. The fair value of the Company's long-term debt approximates the recorded amount based on current rates available to the Company for debt with the same or similar terms.

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

     Trading derivatives are reflected in other current liabilities at their fair value with any changes in fair value being reported in other income or expense.

  REVENUE RECOGNITION

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which among other guidance, clarified the staff's views on various revenue recognition and reporting matters. As a result, the Company changed its method of accounting for certain sales transactions. Under its previous policy, the Company recognized revenue to the independent sales representatives upon shipment of the product from its production facility. Under the new accounting method, adopted retroactive to August 27, 2000, the first day of the Company's 2001 fiscal year, the Company changed its accounting method for recognizing revenue and related gross profit on sales to independent sales representatives, along with commissions to independent sales representatives that

                        AMERICAN ACHIEVEMENT CORPORATION
are directly related to the revenue until the independent sales representative delivers the product and title passes to the Company's end customer.

     The Company's revenues from product sales, excluding revenue through independent sales representatives, are recognized at the time the product is shipped, the risks and rewards of ownership have passed to the customer and collectibility is reasonably assured. Provisions for sales returns, warranty costs and rebate expenses are recorded at the time of sale based upon historical information and current trends.

     The Company recognizes revenues on its publishing operations based upon the completed contract method, and revenue is recognized when the products are shipped.

  RESERVE ON SALES REPRESENTATIVE ADVANCES

     The Company advances funds to new sales representatives in order to open up new sales territories or makes payments to predecessor sales representatives on behalf of successor sales representatives. Such amounts are repaid by the sales representatives through earned commissions on product sales. The Company provides reserves to cover those amounts that it estimates to be uncollectible. The following represents the activity associated with the reserve on sales representative advances:

                                         ADDITIONS                         DEDUCTIONS
                                         ----------                       -------------
                           BALANCE AT    CHARGED TO                                       BALANCE AT
                          BEGINNING OF   COSTS AND       CHARGED TO                         END OF
DESCRIPTION                  PERIOD       EXPENSES    OTHER ACCOUNTS(2)   WRITE-OFFS(1)     PERIOD
-----------               ------------   ----------   -----------------   -------------   ----------
Reserve on Sales........
Representative
  Advances..............
For the Year Ended
  August 26, 2000.......     1,245           412            3,449              (828)        4,278
  August 25, 2001.......     4,278         1,473               --            (2,747)        3,004
  August 31, 2002.......     3,004         2,499               --            (2,660)        2,843

---------------

(1) Represents principally write-offs of terminated sales representative amounts and forgiveness of amounts by the Company.

(2) Amounts charged to other accounts represents the reserve acquired from Taylor Publishing Company as of July 27, 2000.

  SEASONALITY

     The Company's scholastic product sales tend to be seasonal. Class ring sales are highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for class rings for delivery to students before the winter holiday season. Sales of the Company's fine paper products are predominately made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in May and June. The Company has historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. Yearbook sales are highest during the months of May through June, as yearbooks are typically shipped to schools prior to the school's summer break. The Company's recognition and affinity product line sales are also seasonal. The majority of the sales of achievement publications are shipped in November of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of the seasonality of the class ring business on the Company are somewhat tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

                        AMERICAN ACHIEVEMENT CORPORATION

  CONCENTRATION OF CREDIT RISK

     Credit is extended to certain industries, such as educational and retail, which may be affected by changes in economic or other external conditions. The Company's policy is to manage its exposure to credit risk through credit approvals and limits.

  SHIPPING AND HANDLING FEES

     In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company recognizes as revenue amounts billed to customers related to shipping and handling, with the related expense recorded as a component of cost of sales.

  SUPPLIER CONCENTRATION

     The Company purchases substantially all synthetic and semi-precious stones from a single supplier located in Germany.

  ADVERTISING

     The Company expenses advertising costs as incurred; however in accordance with Statement of Position 93-7 "Reporting on Advertising Costs" the Company defers certain advertising costs until the first time the advertising takes place. These deferred advertising costs are included in prepaid expenses and other current assets.

     Selling, general and administrative expenses for the Company include advertising expenses of $6,905,000, $3,551,000 and $2,942,000 for the years ended August 31,2002, August 25, 2001, and August 26, 2000, respectively.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  RECLASSIFICATIONS

     Certain reclassifications of prior-year balances have been made to conform to the current-year presentation.

  COMPREHENSIVE LOSS

     For measurement purposes for the Taylor Publishing Company Plan, the weighted average discount rate used in determining the accumulated benefit obligation was revised to 7.25 from 8.0 percent during the year ended August 31, 2002. Approximately $1,614,000 of the unrecognized loss on minimum pension liability is a result of the change in the estimated weighted average discount rate effective January 2002.

     As of August 31, 2002 the Company no longer held any derivatives considered to be cash flow hedges.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses

                        AMERICAN ACHIEVEMENT CORPORATION
financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 must be accounted for by the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and prescribe impairment tests thereafter. Any transitional impairment loss resulting from the adoption of SFAS No. 142 is recognized as the effect of a change in accounting principle in the income statement. The Company is currently in the process of adopting SFAS No. 142 and of completing the transitional impairment assessment and calculating the impact on its financial statements. The Company must complete the first step of this test to determine if there is an impairment by February 2003 and, if there is an impairment, the Company must complete the final step and record any impairment by August 2003. SFAS No. 142 also requires that recognized intangible assets be amortized over their respective estimated useful lives. As part of the adoption, the Company is currently reassessing the useful lives and residual values of all intangible assets. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard.

     In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will become effective for the Company in fiscal year 2003. The Company is currently evaluating the provisions of SFAS No. 143, but does not believe that the adoption of SFAS No. 143 will have a significant impact on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS No. 144. The financial statement impact of the adoption of SFAS No. 144 has not yet been determined.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will require the Company to reclassify certain items from extraordinary items into operating income (loss).

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently considering the impact, if any, that this statement will have on its financial statements.

3.  SIGNIFICANT ACQUISITIONS

     Effective July 27, 2000, American Achievement, CBI Inc. and CB Acquisition entered into an agreement and plan of merger (the Merger Agreement). Under the terms of the Merger Agreement, upon the effective date of the merger, CBI Inc. merged with CB Acquisition, a wholly owned subsidiary of American Achievement. Following the merger, CB Acquisition ceased to exist and CBI Inc. remained the surviving majority-owned subsidiary of American Achievement. Upon consummation of the merger, each share of CBI Inc.'s issued and outstanding common stock was converted into one share of American Achievement common

                        AMERICAN ACHIEVEMENT CORPORATION
stock, and each share of CBI Inc.'s issued and outstanding Series B Preferred stock was converted into one share of American Achievement's Series A Preferred Stock.

     Immediately following the above transaction, American Achievement acquired all issued and outstanding shares of Taylor Senior Holding through the issuance of 320,929 shares of American Achievement common stock and 393,482 shares of American Achievement Series A Preferred Stock in exchange for the contribution by all the Taylor Senior Holding shareholders of all of their capital stock of Taylor Senior Holding which was originally purchased for $30.0 million. Taylor Senior Holding holds a 100 percent ownership interest in TP Holding Corp., which holds a 100 percent ownership interest in Taylor Publishing Company (TPC), its operating subsidiary. For accounting purposes, American Achievement has been deemed the acquirer. The acquisition of Taylor Senior Holding was accounted for using the purchase method and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair values. TPC's primary business is design and printing of student yearbooks.

     The estimated fair value of assets acquired and liabilities assumed relating to the Taylor Senior Holding acquisition is summarized below (in thousands):

Working capital.............................................  $ (5,590)
Property, plant and equipment...............................    27,481
Other intangibles...........................................    18,616
Goodwill....................................................    40,265
Other assets................................................       608
Long-term liabilities.......................................   (51,380)
                                                              --------
                                                              $ 30,000
                                                              ========

     Goodwill and other intangibles related to Taylor Senior Holding are amortized on a straight-line basis over their useful lives, which range from seven to 40 years.

     The Company incurred approximately $5 million in financing costs associated with the merger and the amended and restated credit agreement. These costs have been capitalized and are included in the accompanying consolidated balance sheet as of August 25, 2001. During the year ended August 25, 2001 these costs were recognized as an extraordinary charge in the statement of operations in connection with the retirement of the associated debt.

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

                        AMERICAN ACHIEVEMENT CORPORATION

     The estimated fair value of assets acquired and liabilities assumed relating to the ECI acquisition is summarized below (in thousands):

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

     The Company incurred approximately $2.4 million in financing costs associated with the purchase agreement. These costs have been capitalized and are included in the accompanying consolidated balance sheet as of August 25, 2001. During the year ended August 31, 2002, these costs were recognized as an extraordinary charge in the statement of operations in conjunction with the retirement of the associated debt.

     Effective July 15, 2002, American Achievement purchased all the outstanding stock and warrants of Milestone for a total purchase price of $15.9 million. The acquisition of Milestone was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon the estimated fair values. Milestone is a specialty marketer of class rings and other graduation products to the college market.

     The estimated fair value of assets acquired and liabilities assumed relating to the Milestone acquisition, which is preliminary and subject to further refinements in accordance with accounting principles generally accepted in the United States of America, is summarized below (in thousands):

Working capital.............................................  $(2,413)
Property, plant and equipment...............................      113
Other intangibles...........................................    2,500
Goodwill....................................................   15,669
Other long-term assets......................................       28
                                                              -------
                                                              $15,897
                                                              =======

     Goodwill and trademarks related to Milestone are not amortized in accordance with SFAS No. 142 because the acquisition date is after June 30, 2001.

     As a result of these transactions, the consolidated financial statements of the Company as of August 31, 2002, include the results of operations of Milestone for the period from July 15, 2002, to August 31, 2002, and the results of operations for ECI, consolidated Taylor Senior Holding, and consolidated CBI for the year ended August 31, 2002. The consolidated financial statements of the Company as of August 25, 2001, include the results of operations of ECI for the period from March 30, 2001, to August 25, 2001, and the results of operations for consolidated Taylor Senior Holding and for consolidated CBI for the year ended August 25, 2001. The consolidated financial statements for the year ended August 26, 2000 include the results of operations for consolidated CBI for the year ended August 26, 2000 and for consolidated Taylor Senior Holding for the period from July 28, 2000 to August 26, 2000.

     The following unaudited pro forma data summarizes the results of operations for the years indicated as if both the Milestone and ECI acquisitions had been completed as of the year ended August 25, 2001 and the

                        AMERICAN ACHIEVEMENT CORPORATION

Taylor acquisition as if it had been completed as of the beginning of the year ended August 26, 2000 (in thousands):

                                                   AUGUST 31,    AUGUST 25,     AUGUST 26
                                                      2002          2001          2000
                                                   -----------   -----------   -----------
                                                   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net sales........................................   $310,275      $304,494      $290,219
(Loss) income before extraordinary item..........     (2,623)        2,068        (4,633)
Net loss applicable to common stockholders.......     (9,473)         (967)          862

4.  INVENTORIES, NET

     Net inventories consist of the following (in thousands):

                                                              AUGUST 31,   AUGUST 25,
                                                                 2002         2001
                                                              ----------   ----------
Raw materials...............................................   $ 8,781      $ 8,545
Work in process.............................................     8,171       10,378
Finished goods..............................................     8,653        8,007
Less -- Reserves............................................      (178)        (258)
                                                               -------      -------
                                                               $25,427      $26,672
                                                               =======      =======

5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following (in thousands):

                                                              AUGUST 31,   AUGUST 25,
                                                                 2002         2001
                                                              ----------   ----------
Sales representative advances...............................   $10,978      $10,433
  Less -- reserve on sales representative advances..........    (2,843)      (3,004)
Deferred publication and ring costs.........................     5,503        2,563
Prepaid advertising and promotion materials.................     6,712        6,225
Other.......................................................     7,671        3,941
                                                               -------      -------
                                                               $28,021      $20,158
                                                               =======      =======

     Included in other current assets as of August 31, 2002 and August 25, 2001, is approximately $970,000 and $215,000, respectively, paid for options to purchase gold. The outstanding options at August 31, 2002, expire in various amounts through May 28, 2003. The Company carries these gold options at the lower of cost or market.

                        AMERICAN ACHIEVEMENT CORPORATION

6.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net consist of the following (in thousands):

                                                              AUGUST 31,   AUGUST 25,
                                                                 2002         2001
                                                              ----------   ----------
Land........................................................   $  6,097     $  6,315
Buildings and improvements..................................     11,342       11,430
Tools and Dies..............................................     28,960       26,795
Machinery and equipment.....................................     56,269       44,165
Construction in progress....................................      2,517        2,843
                                                               --------     --------
       Total................................................    105,185       91,548
Less -- accumulated depreciation............................    (38,593)     (26,706)
                                                               --------     --------
Property, plant and equipment, net..........................   $ 66,592     $ 64,842
                                                               ========     ========

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consists of the following (in thousands):

                                                              AUGUST 31,   AUGUST 25,
                                                                 2002         2001
                                                              ----------   ----------
Commissions and royalties...................................   $ 8,493      $ 7,833
Compensation and related costs..............................     6,776        6,611
Other.......................................................     3,684        2,846
Acquisition-related liabilities.............................     1,078        1,494
Accrued sales and property taxes............................     1,450        1,223
Accumulated postretirement medical benefit cost.............     2,542        1,000
Accrued management fees -- related party (see Note 11)......       750          688
                                                               -------      -------
                                                               $24,773      $21,695
                                                               =======      =======

                        AMERICAN ACHIEVEMENT CORPORATION

8.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                              AUGUST 31,   AUGUST 25,
                                                                 2002         2001
                                                              ----------   ----------
11 5/8% Senior unsecured notes due 2007 (net of unamortized
  discount of $1,413).......................................   $175,587     $     --
11% Senior subordinated notes due 2007......................     41,355       41,355
Senior secured credit facility..............................     25,175           --
Former senior credit facility:
  Revolving credit facility.................................         --       33,859
  Term Loan A...............................................         --       57,000
  Term Loan B...............................................         --       64,400
Bridge notes to affiliates..................................         --       26,995
                                                               --------     --------
       Total debt...........................................    242,117      223,609
Less: current portion.......................................         --       12,900
                                                               --------     --------
       Total long-term debt.................................   $242,117     $210,709
                                                               ========     ========

  11 5/8% Senior Unsecured Notes

     On February 20, 2002, the Company issued $177 million of senior unsecured notes (the "Unsecured Notes") due in 2007. The Unsecured Notes bear interest at a stated rate of 11 5/8%. The Unsecured Notes were issued at a discount of 0.872% resulting in net proceeds of approximately $175.5 million before considering financing costs. The effective rate of the Unsecured Notes after discount and deferred financing costs is approximately 13.0%. The Unsecured Notes rank pari passu with the Company's existing and future senior indebtedness, including obligations under the Company's Senior Secured Credit Facility (as defined below). The Unsecured Notes are guaranteed by the Company's domestic subsidiaries, and the guarantees rank pari passu with existing and future senior debt of the Company and its subsidiaries. The Unsecured Notes and the guarantees on the Unsecured Notes are effectively subordinated to any of the Company's secured debt.

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

     The Unsecured Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the AAC Indenture). In addition, the Unsecured Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the AAC Indenture). The Unsecured Notes also require that the Company meet certain financial covenants

                        AMERICAN ACHIEVEMENT CORPORATION
including a minimum fixed charge coverage ratio (as defined in the AAC Indenture). The Company was in compliance with the Unsecured Notes covenants as of August 31, 2002.

  11% Senior Subordinated Notes

     CBI's 11% senior subordinated notes (the "Subordinated Notes") mature on January 15, 2007. The Subordinated Notes are redeemable at the option of CBI in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5 percent of the principal amount thereof if redeemed during 2002 and declining to 100 percent of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages as defined in the indenture relating to the Subordinated Notes, as amended (the "CBI Indenture"), if any, thereon to the date of redemption. The Company has not redeemed any of the Subordinated Notes as of August 31, 2002.

     In the event of a Change of Control (as defined in the CBI Indenture), each holder of the Subordinated Notes will have the right to require CBI to purchase all or any part of such holder's Subordinated Notes at a purchase price in cash equal to 101 percent of the aggregate principal amount thereof, plus accrued and unpaid interest and Liquidated Damages as defined in the debt agreement, if any, thereon to the date of purchase.

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

     On July 27, 2000, TP Holding Corp., a subsidiary of the Company, purchased $48.6 million face amount of the Subordinated Notes for a total purchase price of approximately $45 million, comprised of $39.9 million, representing 82 percent of the face amount of the Subordinated Notes, plus accrued interest on the Subordinated Notes of approximately, $5.1 million. When the Company indirectly acquired TP Holdings through its acquisition of TP Holding's parent, Taylor Senior Holding, for accounting purposes, the transaction was considered an extinguishment of debt and resulted in an extraordinary pretax gain on the sale of the Subordinated Notes of approximately $6.7 million for the year ended August 26, 2000.

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

     Availability under the Senior Secured Credit Facility is restricted to the lesser of (1) $40 million or (2) the Borrowing Base Amount as defined in the credit agreement under the Senior Secured Credit Facility (the "Credit Agreement"). Availability under the Senior Secured Credit Facility as of August 31, 2002 was approximately $13.6 million with $25.2 million borrowings outstanding. The Senior Secured Credit Facility matures on February 20, 2006.

                        AMERICAN ACHIEVEMENT CORPORATION

     Advances under the Senior Secured Credit Facility may be made as base rate loans or LIBOR loans at the Company's election (except for the initial loans which were base rate loans). Interest rates payable upon advances are based upon the base rate or LIBOR depending on the type of loan the Company chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the Credit Agreement). The effective rate on borrowings for the year ended August 31, 2002 was approximately 7.3%.

     The Credit Agreement contains customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on indebtedness, declaration or payment of dividends, liens, and the gold consignment agreement, among other restrictions. In addition, the Credit Agreement requires that the Company meet certain financial covenants, ratios and tests, including capital expenditure limits, a maximum secured leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio. The Company was in compliance with the Credit Agreement covenants as of August 31, 2002.

  Former Senior Credit Facility

     On March 30, 2001, in connection with the acquisition of ECI, as discussed in Note 3, the Company entered into the second amended and restated credit agreement with a syndication of banks (the Credit Agreement). This agreement governed the Company's revolving credit facility (Revolver), term loan A (Term
A), and term loan B (Term B).

     The Credit Agreement was collateralized by substantially all of the assets of the Company's subsidiaries. American Achievement pledged 100 percent of its equity ownership in CBI Inc., Taylor Senior Holdings and ECI as collateral.

     The Company had the option of designating the interest rates that the Term A, Term B and Revolver would bear at either (a) a Base Rate plus a Base Rate Margin, as defined in the Credit Agreement, or (b) LIBOR plus a LIBOR Margin, as defined by the Credit Agreement. As of August 25, 2001, the Term A And Term B loans were designated as LIBOR loans with a weighted average interest rate of 7.3% and $17,000,000 and $16,859,000 of the revolver balances were designated as LIBOR and Base Rate loans, respectively, with an average interest rate of 8.5% and 7.3%, respectively. On October 13, 2000 and March 30, 2001, in accordance with the provisions of the Credit Agreement, the Company entered into interest rate swap agreements whereby it received a floating rate of interest and paid a fixed rate of interest, to be paid over the term of the swap agreement, representing $62.5 million, or 50% of the outstanding Term A and Term B loans. All ineffectiveness associated with the derivative over the remaining life of the Term A and Term B loans was included in earnings.

     Term A and B Loans -- as of August 25, 2001, the outstanding amounts due under Term A and Term B were approximately $57 million and $64 million, respectively. Under the provisions of the term loans as contained in the Credit Agreement, the Company was to make scheduled quarterly principal installments through the maturity date of each loan, July 31, 2005, and July 31, 2006, respectively. The Company paid the principal balance in full in connection with the issuance of the Unsecured Notes on February 20, 2002.

     Revolver -- As of August 25, 2001, the Company had approximately $33.9 million outstanding under the Revolver. The Company could borrow a maximum of $50 million under its' revolving credit agreement. The maximum revolving loan balance at any point in time was dependent upon a borrowing base calculation, as defined in the Credit Agreement, and was due in full as of July 31, 2006. The Revolver was paid in full in connection with the issuance of the Unsecured Notes on February 20, 2002.

                        AMERICAN ACHIEVEMENT CORPORATION

  Bridge Notes Due to an Affiliate

     TP Holding Corp., and American Achievement had subordinated bridge promissory notes (the Bridge Notes) due to Castle Harlan Partners III, L.P. (CHPIII), a stockholder of the Company, totaling approximately $26.9 million in principal and accrued interest as of August 25, 2001. The principal and accrued interest were due as of February 28, 2004. The Bridge Notes bore interest at 12 percent per annum, compounding monthly. The Bridge Notes were paid in full in connection with the issuance of the Unsecured Notes on February 20, 2002.

  Early Extinguishment of Debt

     In conjunction with the issuance of the Unsecured Notes and entrance into the Senior Secured Credit Facility, the Company paid off the then outstanding term loans and revolver under the former credit facility, the bridge notes to affiliates and settled all but $25.0 million in notional amount of the interest rate swap agreements. The Company recognized an extraordinary charge in February 2002 of approximately $5.3 million, net of income tax benefit, relating to the write-off of unamortized deferred financing costs and, due to the termination and reclassification of interest rate swaps, the Company recorded a charge to other expense for approximately $2.6 million.

     As a result of the early prepayment of certain debt obligations, the remaining interest rate swap agreement representing a notional amount of $25 million has been reclassified as a trading derivative. As such, changes in the fair value of this derivative are recognized in other income or expensed. As of August 31, 2002, the fair value of this derivative represented a liability of approximately $0.9 million and is included in current liabilities.

     The Company's long-term debt outstanding as of August 31, 2002 matures as follows (in thousands):

                                                              AMOUNT MATURING
                                                              ---------------
Fiscal Year Ending
  2003......................................................     $     --
  2004......................................................           --
  2005......................................................           --
  2006......................................................       25,175
  2007......................................................      216,942
  Thereafter................................................           --
                                                                 --------
                                                                 $242,117
                                                                 ========

     The weighted average interest rate of debt outstanding as of August 31, 2002 and August 25, 2001 was 11.5% and 11.4%, respectively.

9.  DERIVATIVE FINANCIAL INFORMATION

     As of August 25, 2001, the Company had interest rate swap agreements in place with the intent of managing its exposure to interest rate risk on its existing debt obligation. The Company had four outstanding agreements to effectively convert LIBOR-based variable rate debt to fixed rate debt based on a total notional amount of $62.5 million. On February 20, 2002, in conjunction with the issuance of the Unsecured Notes and entrance into the Senior Secured Credit Facility, the Company paid off the then outstanding term loans and revolver under the former credit facility, the bridge notes to affiliates, and settled all but $25 million in notional amount of the interest rate swap agreements.

                        AMERICAN ACHIEVEMENT CORPORATION

     During the year ended August 25, 2001, the Company considered these swap agreements as cash flow hedging instruments. The Company recorded net receipts or payments under these agreements as an adjustment to interest expense, while the effective portion of changes in the fair value of the swap agreements was included in other comprehensive income. The net unrealized loss, on the interest rate swaps at August 25, 2001, was approximately $2.2 million and was included in other long-term liabilities in the Company's consolidated balance sheet and recorded net of tax effects as other comprehensive loss in the consolidated statement of stockholders' equity. The net gain or loss during 2001 related to the ineffective portion of the interest rate swap agreements was not material.

     During the year ended August 31, 2002, the company recorded a charge to other expense for approximately $2.6 million due to the termination of the interest rate swap agreements and the reclassification of the remaining interest rate swap agreement, representing a notional amount of $25 million, as a trading derivative. The trading derivative is recorded at its fair value, with any changes in fair value being reported in income, and matures in March 2003. The Company recorded a charge to other expense of approximately $0.2 million due to changes in fair value for the year ended August 31, 2002.

10.  COMMITMENTS AND CONTINGENCIES

  LEASES

     Certain Company facilities and equipment are leased under agreements expiring at various dates through 2,018. The Company's commitments under the noncancellable portion of all operating leases as of August 31, 2002 are approximately as follows (in thousands):

Fiscal Year Ending
  2003......................................................  $2,700
  2004......................................................   1,900
  2005......................................................   1,200
  2006......................................................     700
  2007......................................................     400
                                                              ------
                                                              $6,900
                                                              ======

     Lease and rental expense included in the accompanying consolidated statements of operations was $3,332,000 $2,939,000 and $937,000 for the years ended August 31, 2002, August 25, 2001 and August 26, 2000, respectively.

  PENDING LITIGATION

     The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to the business. In management's opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's results of operations or financial position.

  Gold Consignment Agreement

     Under the Company's gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $10.1 million or a borrowing base, determined based upon a percentage of gold located at the Company's facilities and other approved locations, as specified by the agreement. For the years ended August 31, 2002, August 25, 2001 and August 26, 2000, the Company expensed consignment fees of approximately $258,000, $241,000 and $282,000, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for

                        AMERICAN ACHIEVEMENT CORPORATION
the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of August 31, 2002 and August 25, 2001, the Company held approximately 14,830 ounces and 14,620 ounces, respectively, of gold valued at $4.6 million and $4.0 million, respectively, on consignment from the bank.

  EMPLOYMENT CONTRACTS

     The Company has employment agreements with its executive officers, the terms of which expire at various times through August 2004. Unless terminated, one executive officer's employment agreement adds one day to the term for each day that passes, and accordingly, there are always two years remaining on the term. The remaining executive officers terms can be automatically extended for an additional one year term. Such agreements, which have been revised from time-to-time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses for a certain executive that are payable if specific management goals are attained as discussed in Note
11. The aggregate commitment for future salaries as of August 31, 2002, excluding bonuses, was approximately $2,100,000.

11.  EMPLOYEE COMPENSATION AND BENEFITS

  POSTRETIREMENT PENSION AND MEDICAL BENEFITS

     CBI Inc. provides certain healthcare and life insurance benefits for former employees of the L.G. Balfour Company who retired prior to December 31, 1990. L.
G. Balfour Company, Inc., recognized the actuarial present value of the accumulated postretirement benefit obligation (APBO) of approximately $6.2 million at February 28, 1993, using the delayed recognition method over a period of 20 years.

     Certain hourly employees of TPC are covered by a defined benefit pension plan (TPC Plan) established by TPC.

     The benefits under the CBI Inc. and TPC Plans are based primarily on the employees' years of service and compensation near retirement. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.

                        AMERICAN ACHIEVEMENT CORPORATION

     The following table sets forth the funded status of each plan (in thousands):

                                              AUGUST 31, 2002            AUGUST 25, 2001
                                          ------------------------   ------------------------
                                            TPC        CBI INC.        TPC        CBI INC.
                                          PENSION   POSTRETIREMENT   PENSION   POSTRETIREMENT
                                          -------   --------------   -------   --------------
Change in benefit obligation (in
  thousands):
Obligation beginning of the year........  $ 9,471      $ 3,511       $ 8,866      $   798
Service cost............................      349           --           323           --
Amendments..............................       --           --            --        2,892
Interest Cost...........................      729          240           656          186
Actuarial loss (gain)...................     (133)          (4)          144           53
Benefit payments........................     (558)        (406)         (518)        (418)
Change in discount rate.................      993           --            --           --
                                          -------      -------       -------      -------
Obligation, end of year.................  $10,851      $ 3,341       $ 9,471      $ 3,511
                                          -------      -------       -------      -------
Change in fair value of plan assets (in
  thousands):
Fair value of plan assets, beginning of
  year..................................  $ 8,441           --       $ 8,492           --
Actual return of plan assets............       14                        437           --
Employer contributions..................    1,005          406            60          418
Benefit payments........................     (558)        (406)         (518)        (418)
                                          -------      -------       -------      -------
Fair value of plan assets, end of
  year..................................  $ 8,902      $    --       $ 8,471           --
                                          -------      -------       -------      -------
Plan assets at fair value --
  Unfunded accumulated benefit
     obligation in excess of plan
     assets.............................  $(1,949)     $(3,341)      $(1,000)     $(3,511)
  Unrecognized net loss (gain)..........       --         (176)           --         (174)
  Unrecognized prior service costs......       --        2,022            --        2,313
                                          -------      -------       -------      -------
Accumulated postretirement benefit cost,
  current and long-term.................  $(1,949)     $(1,495)      $(1,000)     $(1,372)
                                          =======      =======       =======      =======

     The net periodic postretirement benefit cost for the fiscal years ended August 31, 2002, August 25, 2001, and August 26, 2000, for CBI Inc. and for the years ended August 31, 2002 and August 25, 2001 and the period from July 27, 2000, to August 26, 2000, for TPC include the following components (in thousands):

                                          AUGUST 31, 2002             AUGUST 25, 2001             AUGUST 26, 2000
                                     -------------------------   -------------------------   -------------------------
                                       TPC        CBI INC.         TPC        CBI INC.         TPC        CBI INC.
                                     PENSION   POST-RETIREMENT   PENSION   POST-RETIREMENT   PENSION   POST-RETIREMENT
                                     -------   ---------------   -------   ---------------   -------   ---------------
Service costs, benefits attributed
  to service during the period.....   $ 349         $ --          $ 323         $ --          $ 27          $  --
Interest cost......................     729          240            656          186            57             63
Expected return on assets..........    (769)          --           (743)          --           (63)            --
Amortization of unrecognized net
  loss (gain)......................       1           (2)            --           (6)           --            (22)
Amortization of unrecognized net
  prior service costs..............      --          291             --            1            --           (580)
                                      -----         ----          -----         ----          ----          -----
Net periodic postretirement benefit
  cost (income)....................   $ 310         $529          $ 236         $181          $ 21          $(539)
                                      =====         ====          =====         ====          ====          =====

                        AMERICAN ACHIEVEMENT CORPORATION

     Amounts recognized in the consolidated balance sheet are as follows:

                                              AUGUST 31, 2002             AUGUST 25, 2001
                                         -------------------------   -------------------------
                                           TPC        CBI INC.         TPC        CBI INC.
                                         PENSION   POSTRETIREMENT    PENSION   POSTRETIREMENT
                                         -------   ---------------   -------   ---------------
Accrued benefit liability..............  $ 1,949       $1,495        $1,000        $1,372
Accumulated other comprehensive loss...   (2,133)          --          (519)           --

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation for CBI Inc. was 7.25 percent compounded annually for fiscal years 2002, 2001 and 2000. As the plan is unfunded, no assumption was needed as to the long-term rate of return on assets.

     For measurement purposes for the CBI Inc. plan, a 5 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for fiscal years 2002, 2001 and 2000. The healthcare cost trend rate assumption has a significant effect on the amounts reported. Increasing (or decreasing) the assumed healthcare cost trend rate one percentage point in each year would increase (or decrease) the accumulated postretirement benefit obligation by $206,000 or 6 percent, and by $225,000, or 6 percent, as of August 26, 2002, and August 25, 2001, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $15,000, or 6 percent, and by $16,000, or 6 percent, for fiscal years 2002 and 2001, respectively. For the TPC Plan, the effect of one percentage point increase or decrease in the healthcare cost trend rate would not have had a material effect on either the obligation or the service or interest components of the net periodic benefit cost reported above.

     For measurement purposes for the TPC Plan, the weighted average discount rate used in determining the accumulated postretirement benefit obligation was
7.25 percent and 7.5 percent as of August 31, 2002, and August 25, 2001, respectively, the long-term rate of return on plan assets was 9.0 percent and the annual salary increases were assumed to be 4.5 percent as of August 31, 2002, and August 25, 2001.

  EXECUTIVE STOCK AWARD

     Pursuant to an employment agreement entered into between the Company and its chief executive officer in July 1999, the board of directors authorized the issuance of 5,500 shares of Series A preferred stock to the Company's chief executive officer as discretionary compensation in August 2001. Accordingly, the Company recorded a compensation charge of approximately $550,000 related to this award in 2001. These shares were issued to the Company's chief executive officer during the year ended August 31, 2002.

  CBI INC. DEFERRED COMPENSATION

     CBI Inc. has deferred compensation agreements with certain sales representatives and executives, which provide for payments upon retirement or death based on the value of life insurance policies or mutual fund shares at the retirement date. As of August 31, 2002, and August 25, 2001, CBI Inc. had accrued a total of approximately $149,000 and $212,000, respectively, related to these agreements. Such amounts, net of the current portion of approximately $63,000 and $149,000 as of August 31, 2002, and August 25, 2001, respectively, are included in other long-term liabilities in the accompanying consolidated balance sheets.

  TPC 401(K) PLAN

     TPC sponsored a qualified defined contribution 401(K) plan that covered substantially all nonunion employees of TPC. TPC matched 50 percent of nonunion participants' voluntary contributions up to a maximum of 4 percent of the participants' compensation. As of January 1, 2002, the TPC 401(K) plan was merged into the American Achievement Corporation 401(K) plan. TPC's contributions were approximately $199,000 and $459,000 for the years ended August 31, 2002 and August 25, 2001, respectively, and approximately $82,000 for the period from July 27, 2000 to August 26, 2000.

                        AMERICAN ACHIEVEMENT CORPORATION

  CBI INC. 401(K) PLAN

     CBI Inc. sponsored a qualified defined contribution 401(K) plan that covered all eligible employees of CBI Inc. CBI matched 50 percent of participant's voluntary contributions up to a maximum of 4 percent of the participant's compensation. As of January 1, 2002, the CBI Inc. 401(K) plan was merged into the American Achievement Corporation 401(K) plan. CBI Inc. made contributions of approximately $60,000, $172,000 and $182,000 for the years ended August 31, 2002, August 25, 2001, and August 26, 2000, respectively.

  AMERICAN ACHIEVEMENT CORPORATION 401(K) PLAN

     Effective January 1, 2002, the TPC 401(K) Plan and the CBI Inc. 401(K) Plan were merged into the American Achievement Corporation 401(K) Plan. The plan covers substantially all nonunion employees of the Company. The plan matches 50 percent of participants' voluntary contributions up to a discretionary percent determined by the Company. The discretionary percentage in effect for fiscal 2002 was up to 3 percent for hourly employees and up to 4 percent for salaried and office hourly employees. AAC made contributions of approximately $516,000 for the year ended August 31, 2002.

12.  INCOME TAXES

     The Company and its wholly-owned and majority owned domestic subsidiaries file a consolidated federal income tax return. The (provision) benefit for income taxes on income before extraordinary item and cumulative effect of change in accounting principle reflected in the consolidated statements of operations consists of the following (in thousands):

                                                                 FISCAL YEAR ENDED
                                                        ------------------------------------
                                                        AUGUST 31,   AUGUST 25,   AUGUST 26,
                                                           2002         2001         2000
                                                        ----------   ----------   ----------
Federal --
  Current.............................................    $1,444       $1,576       $  (45)
  Deferred............................................        --           --           46
State --
  Current.............................................      (273)        (133)        (334)
  Deferred............................................        --           --           --
                                                          ------       ------       ------
                                                          $1,171       $1,443       $ (333)
                                                          ======       ======       ======

     The (provision) benefit for income taxes differs from the amount that would be computed if the income (loss) before income taxes were multiplied by the federal income tax rate (statutory rate) as follows (in thousands):

                                                            2002      2001     2000
                                                           -------   ------   -------
Computed tax (provision) benefit at statutory rate
  (34%)..................................................  $   361   $1,336   $   (36)
State taxes, net of federal benefit......................     (180)     (88)     (221)
Change in valuation allowance............................      990      195       (76)
                                                           -------   ------   -------
Total income tax (provision) benefit.....................  $ 1,171   $1,443   $  (333)
                                                           =======   ======   =======

                        AMERICAN ACHIEVEMENT CORPORATION

     Deferred tax assets and liabilities consist of the following (in thousands):

                                                              AUGUST 31,   AUGUST 25,
                                                                 2002         2001
                                                              ----------   ----------
Deferred tax assets
  Allowances and reserves...................................   $ 2,070      $ 2,299
  Net operating loss carryforwards..........................    25,480       21,014
  Accrued liabilities and other.............................     2,836        2,525
                                                               -------      -------
  Total deferred tax assets.................................    30,386       25,838
Less valuation allowance....................................    (7,727)      (6,906)
                                                               -------      -------
  Net deferred tax assets...................................    22,659       18,932
                                                               -------      -------
Deferred tax liabilities
  Depreciation..............................................     7,807        6,644
  Amortization of intangibles...............................    14,401       11,698
  Prepaids and other........................................       451          590
                                                               -------      -------
  Total deferred tax liabilities............................    22,659       18,932
                                                               -------      -------
  Net deferred tax assets (liabilities).....................   $    --      $    --
                                                               =======      =======

     For tax reporting purposes, the Company has a U.S. net operating loss carryforward of approximately $67.1 million as of August 31, 2002. Utilization of the net operating loss carryforwards is contingent on the Company's ability to generate income in the future. The net operating loss carryforwards will expire in various years through 2022 if not utilized.

13.  STOCKHOLDERS' EQUITY:

     In connection with the Merger Agreement discussed in Note 3, the Company issued 460,985 shares of American Achievement "new" Series A preferred stock (American Achievement "New" Series A Preferred) in exchange for all issued and outstanding CBI Inc. "old" Series B preferred stock (CBI Inc. "Old" Series B Preferred). In addition, the Company issued 375,985 shares of American Achievement "new" common stock (American Achievement "New" Common) for all issued and outstanding CBI Inc. "old" common stock (CBI Inc. "Old" Common). The Company also issued 393,482 shares of American Achievement "New" Series A Preferred and 320,929 shares of American Achievement "New" Common to the stockholders of Taylor Senior Holding for all the outstanding shares of Taylor Senior Holding preferred and common stock contributed to the Company by the Taylor Senior Holding stockholders in connection with the acquisition.

     The original CBI Inc. "Old" Series A preferred stock (CBI Inc. "Old" Series A Preferred) of 100,000 shares remains issued and outstanding from the Company's subsidiary CBI Inc. and was unaffected by the Merger Agreement. As of July 27, 2000, and in connection with the merger, CBI Inc. "Old" Series A Preferred ownership now represents a minority interest including all accumulated accrued dividends. The minority interest is stated at liquidation value.

     The Company's board of directors has authorized the issuance of up to 1,200,000 shares of American Achievement "new" preferred stock, par value $.01 per share and 1,250,000 shares of American Achievement "New" Common, par value $.01 per share.

  AMERICAN ACHIEVEMENT "NEW" SERIES A PREFERRED STOCK

     The holders of American Achievement "New" Series A Preferred are entitled to one vote per share, voting together with the holders of the American Achievement "new" common stock as one class on all

                        AMERICAN ACHIEVEMENT CORPORATION
matters presented to the stockholders. No dividends accrue on the American Achievement "New" Series A Preferred.

     Dividends may be paid on the American Achievement "New" Series A Preferred if and when declared by the board of directors out of funds legally available therefore. The American Achievement "New" Series A Preferred is nonredeemable. In the event of any liquidation, dissolution or winding up of the Company, the holders of the American Achievement "New" Series A Preferred shall receive payment of the liquidation value of $100 per share plus any accrued and unpaid dividends prior to the payment of any distributions to the holders of the American Achievement "New" Common of the Company, which totals approximately $100,685,000 and $100,135,000 at August 31, 2002, and August 25, 2001,
respectively. So long as shares of the American Achievement "New" Series A Preferred remain outstanding, the Company may not declare, pay or set aside for payment any dividends on the American Achievement "New" Common. The Company's Senior Secured Credit Facility restricts the Company's ability to pay dividends on the American Achievement "New" Series A Preferred.

     During the year ended August 31, 2002, 5,500 shares of the Series A Preferred Stock of the Company were issued to the Company's chief executive officer pursuant to a bonus provided for in fiscal year 2001. Pursuant to an employment agreement entered into between the Company and its chief executive officer in July 1999, and as amended as of February 1, 2002, if the Company achieves a certain consolidated EBITDA target, as defined by the agreement, for the fiscal years commencing with the year ended 2002 and ending in fiscal year 2004, the chief executive officer is entitled to receive up to a total of $1 million in face value of the Company's Series A Preferred Stock during the period. As of August 31, 2002, the Company has accrued approximately $300,000 related to the employment agreement.

  AMERICAN ACHIEVEMENT SERIES B PREFERRED STOCK

     During the year ended August 25, 2001, the board of directors of the Company designated 25,000 shares of authorized American Achievement "New" preferred stock as Series B (American Achievement Series B Preferred) with the following preferences, rights and limitations. No American Achievement Series B Preferred was outstanding as of August 31, 2002 and August 25, 2001. During the year ended August 31, 2002, the board of directors cancelled Series B Preferred.

  COMMON STOCK

     The holders American Achievement "New" Common are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors, and vote together as one class with the holders of the preferred stock.

     Dividends may be paid on Achievement "New" Common if and when declared by the board of directors of the Company out of funds legally available therefore. The Company does not expect to pay dividends on the American Achievement "New" Common in the foreseeable future. So long as shares of the American Achievement "New" Series A Preferred remain outstanding, the Company may not declare, pay or set aside for payment any dividends on the American Achievement "New" Common. The Company's Senior Secured Credit Facility restricts the Company's ability to pay dividends on the American Achievement "New" Common.

  COMMON STOCK PURCHASE WARRANTS

     CBI Inc. had issued warrants, and the Company has assumed these obligations pursuant to the Merger Agreement. The warrants are exercisable to purchase an aggregate of 21,405 shares of American Achievement "New" Common. The warrants expire on January 31, 2008.

                        AMERICAN ACHIEVEMENT CORPORATION

  SUBSCRIPTION AGREEMENT

     In accordance with a subscription agreement entered into by the Company and Castle Harlan Partners II, L.P. (CHPII), a stockholder of the Company, and certain of its affiliates (the Castle Harlan Group), the Company granted the Castle Harlan Group certain registration rights with respect to the shares of capital stock owned by it pursuant to which the Company agreed, among other things, to effect the registration of such shares under the Securities Act of 1933 at any time at the request of the Castle Harlan Group. The Company also granted to the Castle Harlan Group unlimited piggyback registration rights on certain registrations of shares of capital stock by the Company.

  STOCK-BASED COMPENSATION PLAN

     On July 27, 2000, the effective date of the Merger Agreement, all outstanding options under CBI Inc.'s 1997 Stock Option Plan, whether vested or unvested, converted into an option to acquire on the same terms and conditions as were applicable under the 1997 Stock Option Plan, shares of the Company's "new" common stock at ratio of 1 to 1 at a purchase price based on fair value at the merger date, determined to be $7.02 per share. The 2000 Stock Option Plan became effective on July 27, 2000. Under the 2000 Stock Option Plan, a total of 122,985 shares of common stock has been reserved for issuance, and 50,902, 92,127 and 92,127 of those shares were available for grant to directors and employees of the Company as of August 31, 2002, August 25, 2001 and August 26, 2000, respectively. The 2000 Stock Option Plan provides for the granting of both incentive and nonqualified stock options. Options granted under the 2000 Stock Option Plan have a maximum term of 10 years and are exercisable under the terms of the respective option agreements at 110 percent of fair market value for all incentive stock options issued to employees and at fair market value of the common stock at the date of grant for all other options issued. Payment of the exercise price must be made in cash, a combination of cash and a note or in whole or in part by delivery of shares of the Company's common stock. All common stock issued upon exercise of options granted pursuant to the 2000 Stock Option Plan will be subject to a voting trust agreement.

     During the year ended August 28, 2000, the Company issued an option to purchase 12,524 shares of American Achievement "new" common stock to an executive whereby the terms of the option are the same as provided for in the 2000 Stock Option Plan with the exception that the option vests over a two-year period and expires in five years.

     During year ended August 31, 2002, the Company issued an option to purchase 12,500 shares of American Achievement "new" Common Stock to an executive where terms of the option are the same as provided for in the Company's 2000 Stock Option Plan, with the exception that the option vested on the date of grant.

     The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the 2000 Stock Option Plan and the previously outstanding 1997 Stock Option Plan. Accordingly, no compensation cost has been recognized for its 2000 Stock Option Plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) to holders of common stock years ended August 31, 2002, August 25, 2001, and August 26, 2000, would not have been materially impacted.

     Incentive stock options for 69,853 shares and 28,984 shares and nonqualified stock options for 2,230 and 1,874 shares of the Company's common stock were outstanding as of August 31, 2002, and August 25, 2001, respectively. The weighted average remaining contractual life of all outstanding options was
7.88 years at August 31, 2002. A summary of the status of the Company's 2000 Stock Option Plan as of August 31, 2002

                        AMERICAN ACHIEVEMENT CORPORATION
and August 25, 2001, and the 1997 Stock Option Plan as of August 26, 2000, and changes during the fiscal years then ended are presented below:

                                        AUGUST 31, 2002        AUGUST 25, 2001                    AUGUST 26, 2000
                                      --------------------   --------------------   -------------------------------------------
                                      SHARES OF   WEIGHTED   SHARES OF   WEIGHTED   SHARES OF   WEIGHTED   SHARES OF   WEIGHTED
                                        "NEW"     AVERAGE      "NEW"     AVERAGE      "NEW"     AVERAGE      "OLD"     AVERAGE
                                       COMMON     EXERCISE    COMMON     EXERCISE    COMMON     EXERCISE    COMMON     EXERCISE
                                        STOCK      PRICE       STOCK      PRICE       STOCK      PRICE       STOCK      PRICE
                                      ---------   --------   ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of fiscal
  year..............................   30,858      $7.02      31,892      $7.02          --      $  --       34,478     $6.67
Granted.............................   41,613       1.51          --         --          --         --           --        --
Exercised...........................       --         --        (300)      7.02          --         --           --        --
Canceled............................     (388)      7.02        (734)      7.02          --         --       (2,586)     6.67
Conversion of options for change in
  underlying stock..................       --         --          --         --      31,892       7.02      (31,892)     6.67
                                       ------      -----      ------      -----      ------      -----      -------     -----
Outstanding at end of fiscal year...   72,083      $3.86      30,858      $7.02      31,892      $7.02           --     $  --
                                       ======      =====      ======      =====      ======      =====      =======     =====
Options exercisable at year-end.....   43,358      $5.43      26,275      $7.02      15,478      $7.02           --
Weighted average fair value of
  options granted during the fiscal
  year ended........................               $0.76                  $  --                  $  --                  $  --

     The fair value of each grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 2002: dividend yield of nil; expected volatility of 27.99 percent; risk-free interest rate of 4.88%; and expected life of 10 years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     Pursuant to an employment agreement entered into between the Company and its chief executive officer in July 1999, as amended on February 1, 2002, if the Company achieves certain EBITDA targets as defined by the agreement at any point from 2002 through 2004, the chief executive is entitled to receive up to a total of $1 million in face value of the Company's Series A Preferred Stock. In addition, the plan provided for the immediate issuance of an option to purchase 12,500 shares of the Company's common stock with a discretionary option to purchase shares. An option to purchase 12,500 shares was granted in 2002 pursuant to this plan. The executive is also entitled to receive discretionary bonuses as directed by the Board of Directors up to $300,000 annually, all of which is accrued as of August 31, 2002.

14.  RELATED-PARTY TRANSACTIONS

     The Company entered into a management agreement on March 30, 2001, with Castle Harlan, Inc. (the Manager), pursuant to which the Manager agreed to provide business and organization strategy, financial and investment management and merchant and investment banking services to the Company and its subsidiaries. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The agreement is for a term of 10 years, renewable automatically from year to year unless CHPIII or CHPII shall own less than 5 percent of the then-outstanding capital stock of the Company. Beginning fiscal year 2002, the Company is to pay a management fee equal to $3,000,000, unless otherwise prohibited by the Company's Senior Secured Credit Facility (see
Note 8). The Company was subject to a similar management agreement with the Manager that was signed on July 27, 2000, and an agreement signed on December 16, 1996. Amounts paid under all management agreements totaled approxi-

                        AMERICAN ACHIEVEMENT CORPORATION
mately $2,638,000, $2,562,000 and $3,125,000 for the years ended August 31,
2002, August 25, 2001 and August 26, 2000, respectively. As of August 31, 2002, and August 25, 2001, the Company had accrued management fees of approximately $750,000 and $688,000, respectively. Management fees for investment banking services of approximately $557,000 were included in deferred financing costs related to the funding of the ECI Acquisition. During the year ended August 31, 2002, this cost was recognized as an extraordinary charge in the statement of operations in connection with the retirement of the associated debt.

     In connection with the Merger and the ECI Acquisition, the Company has a receivable from the Castle Harlan Group relating to the acquisition and merger expenses that were to be reimbursed to the Company. The amount of such receivables were approximately $26,000 and $130,000 as of August 31, 2002, and August 25, 2001, respectively.

15.  BUSINESS SEGMENTS:

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

                        AMERICAN ACHIEVEMENT CORPORATION

     The following is a summary of certain financial information relating to the two segments (in thousands):

                                                                 RECOGNITION AND
                                                    SCHOLASTIC      AFFINITY        TOTAL
                                                    ----------   ---------------   --------
Year ended August 31, 2002
  Net sales.......................................   $269,362        $35,016       $304,378
  Interest expense, net...........................     19,371          6,655         26,026
  Depreciation and amortization...................     15,547          4,165         19,712
  Segment operating income........................     23,272          4,474         27,746
  Capital expenditures............................     12,754          1,493         14,247
  Segment assets..................................    310,453         91,173        401,626
Year ended August 25, 2001
  Net sales.......................................   $258,435        $22,618       $281,053
  Interest expense................................     20,561          2,285         22,846
  Depreciation and amortization...................     16,856            730         17,586
  Segment operating income........................     20,832         (1,915)        18,917
  Capital expenditures............................      6,744            755          7,499
  Segment assets..................................    354,444         30,527        384,971
Year ended August 26, 2000
  Net sales.......................................   $163,347        $18,938       $182,285
  Interest expense................................     14,122          1,569         15,691
  Depreciation and amortization...................      8,191            909          9,100
  Segment operating income........................     12,484          3,313         15,797
  Extraordinary gain, net.........................      6,025            670          6,695
  Capital expenditures............................      4,558            529          5,087
  Segment assets..................................    292,627         33,926        326,553

     The Company's reportable segments are strategic business units that offer products to different consumer segments. Each segment is managed separately because each business requires different marketing strategies. The Company evaluates the performance of each segment based on the profit or loss from operations before income taxes, not including nonrecurring gains or losses.

16.  RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the issuance of its financial statements for the year ended August 25, 2001, management determined that the Company should have (1) changed its revenue recognition on certain sales to independent sales representatives in order to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, effective August 27, 2000, and (2) recognized an income tax benefit related to a net operating loss carryback attributable to one of the Company's subsidiaries, during the year ended August 25, 2001. As a result, the consolidated financial statements for the year ended August 25, 2001 has been restated.

                        AMERICAN ACHIEVEMENT CORPORATION

     A summary of the significant effects of the restatement is as follows (in thousands):

                                                               AS OF AUGUST 25, 2001
                                                        ------------------------------------
                                                        AS PREVIOUSLY REPORTED   AS RESTATED
                                                        ----------------------   -----------
Prepaids and other assets.............................         $ 15,916           $ 20,158
Income tax receivable.................................               --                776
Total assets..........................................         $379,953           $384,971
Deferred revenue......................................               --              6,799
Accumulated deficit...................................         $(20,218)          $(21,199)
Stockholders equity...................................         $ 71,809           $ 70,828

                                                         FOR THE YEAR ENDED AUGUST 25, 2001
                                                        ------------------------------------
                                                        AS PREVIOUSLY REPORTED   AS RESTATED
                                                        ----------------------   -----------
Net Sales.............................................         $281,515           $281,053
Cost of sales.........................................         $141,946           $142,164
Gross Profit..........................................         $139,569           $138,889
Selling, general and administrative expenses..........         $119,930           $119,972
(Provision) benefit for income taxes..................         $   (133)          $  1,443
Cumulative effect of change in accounting principle...               --           $ (1,835)
Net loss..............................................         $ (3,340)          $ (4,321)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 25, 2002, American Achievement Corporation ("the Company") dismissed Arthur Andersen LLP ("Arthur Andersen" or "AA") as the Company's independent auditors. The dismissal of AA was recommended by the Audit Committee of the Company's Board of Directors and approved by the Company's Board of Directors. The Company engaged Deloitte & Touche LLP to serve as the Company's independent auditors for the fiscal year 2002.

     Arthur Andersen's reports on the Company's consolidated financial statements for each of the fiscal years ended August 25, 2001 and August 26, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the fiscal years ended August 25, 2001 and August 26, 2000, and through April 25, 2002, there were no disagreements with Arthur Andersen on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures which, if not resolved to AA's satisfaction, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities Exchange Act of 1934.

     During the fiscal years ended August 26, 2000 and August 25, 2001, and through April 25, 2002, the Company did not consult with Deloitte & Touche, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our directors, executive officers and other senior officers. Our directors are elected by the shareholders at our annual meeting and serve until the next annual meeting and the election and qualification of their successors.

NAME                                   AGE                          POSITION
----                                   ---                          --------
David G. Fiore.......................  55    President, Chief Executive Officer and Director
Sherice P. Bench.....................  42    Chief Financial Officer, Secretary and Treasurer
Charlyn A. Daugherty.................  53    Senior Vice President -- Jewelry Operations
Parke H. Davis.......................  59    Senior Vice President -- Retail Sales
Donald A. Percenti...................  45    Senior Vice President -- Scholastic Products
John K. Castle.......................  61    Director
David B. Pittaway....................  50    Director
William M. Pruellage.................  29    Director
Edward O. Vetter.....................  81    Director
Zane Tankel..........................  62    Director

     DAVID G. FIORE became our President and Chief Executive Officer and a director in July 2000, and since August 1999 had been President and CEO and a director of CBI, one of our subsidiaries. Prior to joining CBI, Mr. Fiore was the President and CEO of Reliant Building Products, Inc. from 1992 to 1998. From 1988 to 1992, Mr. Fiore was the President and CEO of CalTex Industries, Inc. and held the positions of Division General Manager, VP of Manufacturing and Director of Marketing with the Atlas Powder Company from 1977 to 1988.

     SHERICE P. BENCH has been our Secretary and Treasurer since July 2000 and became our Chief Financial Officer in August 2001. From July 2000 to August 2001, Ms. Bench was CFO of CBI. From 1996 to July

2000, Ms. Bench was Vice President and Controller of CBI. From 1989 to 1996, Ms. Bench was Vice President Finance and Controller for CJC Holdings, the prior owner of ArtCarved. Prior to that time, Ms. Bench was employed as an audit manager with Arthur Andersen LLP.

     CHARLYN A. DAUGHERTY has been Senior Vice President -- Jewelry Operations since 1999. From 1996 to 1999, she was Vice President -- Manufacturing of CBI and from 1989 to 1996, Ms. Daugherty was President -- Manufacturing Division of CJC Holdings. From 1989 to 1990, Ms. Daugherty was Vice President -- Operations of CIC Holdings.

     PARKE H. DAVIS has been Senior Vice President -- Retail Sales since 1996. From 1991 to 1996, Mr. Davis was President -- Class Ring Division of CJC Holdings and before that served as its President -- Keepsake Division and its President -- College Class Ring Sales.

     DONALD A. PERCENTI has been Senior Vice President -- Scholastic Products since 1996. From 1991 to 1996, he was Vice President -- Sales and Marketing of L.G. Balfour Company. From 1977 to 1991, Mr. Percenti was employed by Balfour in various capacities.

     JOHN K. CASTLE has been director of our company since its formation in July 2000 and was a director of CBI from 1996 to 2000. Mr. Castle is Chairman and Chief Executive Officer of Castle Harlan, Inc. Mr. Castle is also Chairman and CEO of Branford Castle, Inc., an investment holding company. Immediately prior to forming Branford Castle in 1986, Mr. Castle was President and Chief Executive Officer and a Director of Donaldson, Lufkin, & Jenrette, Inc., one of the nation's leading investment banking firms. Mr. Castle is a Director of various private equity companies, and is a member of the corporation of the Massachusetts Institute of Technology. Mr. Castle is also a Trustee of New York Presbyterian Hospital and the Whitehead Institute of Biomedical Research. He also served as a Trustee of New York Medical College for 22 years and was Chairman of its Board for 11 years. Previously, Mr. Castle was a Director of the Equitable Life Assurance Society of the United States, Sealed Air Corporation, Universal Compression Holdings, Inc., and Statia Terminals Group, N.V. He was educated at the Massachusetts Institute of Technology (S.B.) and the Harvard Business School (M.B.A. with High Distinction and Baker Scholar).

     DAVID B. PITTAWAY has been a director of our company since its formation in July 2000. Mr. Pittaway was President and Treasurer of CBI from its formation in April 1996 through December 1996, and was a director of CBI from April 1996 to July 2000. Mr. Pittaway is a Senior Managing Director of Castle Harlan, Inc. and has been with the firm since its inception in 1987. Prior to joining Castle Harlan, Mr. Pittaway was Vice President, Strategic Planning, and Assistant to the President of Donaldson, Lufkin, & Jenrette, Inc. Before joining DLJ, he was a management consultant in strategic planning with Bain & Company in Boston, Mass., and previously was an attorney with Morgan, Lewis & Bockius, specializing in labor relations. He is also a Board Member of McCormick & Schmick's Holding Corp., Morton's Restaurant Group, Inc., Charlie Brown's, Inc., Luther's Bar-B-Q, Inc., Wilshire Restaurant Group, Inc., Equipment Support Services, Inc., and Branford Chain, Inc. He is a graduate of the University of Kansas (B.A. with Highest Distinction), and has both an M.B.A. with High Distinction (Baker Scholar) and a J.D. from Harvard University.

     WILLIAM M. PRUELLAGE has been a director since our formation in July 2000. Mr. Pruellage is a Vice President of Castle Harlan, Inc. Mr. Pruellage is also a board member of Universal Compression, Inc., Verdugt Holdings, LLC and Wilshire Restaurant Group, Inc. Prior to joining Castle Harlan in 1997, Mr. Pruellage worked in the Mergers and Acquisition group of Merrill Lynch & Co., where he assisted clients in strategic planning and corporate mergers. Mr. Pruellage graduated Summa Cum Laude from Georgetown University with a double major in Finance and International Business. He is a member of the Beta Gamma Sigma Honor Society.

     EDWARD O. VETTER has been a director since our formation in July 2000 and was a director of CBI from 1998 to that time. Mr. Vetter has served as President of Edward O. Vetter & Associates, a private management consulting firm, since 1978 and has also served as a Trustee for the Massachusetts Institute of Technology since 1979 and is currently a Trustee Emeritus. Mr. Vetter also served from 1987 to 1991 as Chairman of the Texas Department of Commerce, from 1979 to 1983 as Energy Advisor to the Governor of Texas and from 1976 to 1977 as U.S. Undersecretary of Commerce, serving as Director of Overseas Private

Investment Corporation and as Director of Pension Benefit Guaranty Corporation. From 1952 through 1975, Mr. Vetter was employed by Texas Instruments, Inc. in various capacities and was the Executive Vice President and Chief Financial Officer at the time of his retirement in 1975. Formerly, Mr. Vetter has served as a director of AMR Corporation, Champion International, Cabot Corporation, Dual Drilling Company, Bell Packaging Company, and Pioneer Natural Resources.

     ZANE TANKEL has been a director since our formation in July 2000 and has been Chairman and CEO of Zane Tankel Consultants, Inc., a sales company, since 1990. In 1994, Mr. Tankel formed Apple Metro, Inc., a restaurant franchisee for the New York metropolitan area, for the franchisor Applebee's Neighborhood Grill & Bar. He is presently Chairman and CEO of Apple Metro, Inc. In 1995-1996, Mr. Tankel was elected Chairman of the Federal Law Enforcement Foundation, which aids the federal law enforcement community in times of crisis and is currently on the board. He was the past chapter chairman of the Young Presidents' Organization and is presently a member of the Board of Directors of the Metropolitan Presidents Organization, the New York chapter of the World Presidents Organization. Mr. Tankel served on the Board of Directors of Beverly Hills Securities Corporation, a wholesale mortgage brokerage company, until its sale in January 1994.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation for 2002, 2001 and 2000 awarded to or earned by the chief executive officer and the four other most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                       -------------------------------------   ----------------------------------
                                                                               RESTRICTED    SECURITIES
                                                              OTHER ANNUAL        STOCK      UNDERLYING    LTIP        ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR(1)    SALARY     BONUS     COMPENSATION(2)     AWARDS      OPTIONS(#)   PAYOUTS   COMPENSATION(3)
---------------------------  -------   --------   --------   ---------------   -----------   ----------   -------   ---------------
                                                                               (DOLLARS IN
                                                                               THOUSANDS)
David G. Fiore..........      2002     $361,617   $300,000          --          $936,088       22,500       $0             --
  President and Chief         2001     $311,695   $160,000          --                 0       12,524       $0             --
  Executive Officer           2000     $312,753   $300,000          --                 0            0       $0             --
Sherice P. Bench........      2002     $182,019   $115,000          --                 0        7,966       $0             --
  Chief Financial Officer     2001     $164,076   $ 39,600          --                 0            0       $0             --
                              2000     $155,769   $ 99,000          --                 0        1,034       $0             --
Charlyn A. Daugherty....      2002     $185,292   $106,000          --                 0        6,243       $0             --
  Senior Vice President --    2001     $175,538   $ 43,750          --                 0            0       $0             --
  Jewelry Operations          2000     $174,615   $113,225          --                 0        2,757       $0             --
Parke H. Davis..........      2002     $200,769   $108,000          --                 0        6,243       $0             --
  Senior Vice President --    2001     $184,000   $ 33,300          --                 0            0       $0             --
  Retail Sales                2000     $180,981   $109,210          --                 0        2,757       $0             --
Donald A. Percenti......      2002     $217,693   $111,000          --                 0        6,243       $0             --
  Senior Vice President --    2001     $197,808   $ 54,000          --                 0            0       $0             --
  Scholastic Products         2000     $195,192   $121,600          --                 0        2,757       $0             --

---------------

(1) Our 2002 fiscal year ended on August 31, 2002. Fiscal year 2001 ended on August 25, 2001 and fiscal year 2000 ended on August 26, 2000. Executive compensation for 2000, 2001, and 2002 is for the twelve months ended December 31 of each year and based on current compensation.

(2) The perquisites and other personal benefits, securities or property received by the named executive officers did not exceed $50,000 or 10% of the total annual salary and bonus reported for the named executive officers in cash of 2000, 2001 and 2002. In 2002, we have paid $386,088 in taxes associated with the receipt by Mr. Fiore in 2002 of 5,500 shares of our series A preferred stock. We do not expect any additional perquisites and other benefits to be payable by us for the remainder of fiscal 2002.

(3) Each of the named executive officers have term life insurance policies equal to two-times their base salary in fiscal 2002 and one-times their base salary in fiscal 2001 and fiscal 2000 with a benefit payable to a beneficiary selected by the named executive officer upon his or her death. We have paid the annual premiums on such policies in each of 2002, 2001 and 2000. The annual premium does not exceed $910 for any named executive officer. No named executive officer is entitled to any cash surrender value in such policies.

(4) During 2002 due to the increased concerns after September 11, 2001, and the increased travel requirements. Mr. Fiore, Mrs. Bench and thirteen other officers and executives of the Company, AAC purchased a travel accident policy covering Mr. Fiore and Mrs. Bench in the amount of $2,500,000 each and $250,000 each for the other 13 named executives for a total three year premium of $4,777. The beneficiaries of the policy are to be named by the employee, and no named executive is entitled to any cash surrender value in such policies.

EMPLOYMENT AGREEMENTS

     David G. Fiore. Mr. Fiore has an employment agreement with us, pursuant to which he serves as our Chief Executive Officer and President and as a member of our Board of Directors. The initial term of his employment agreement was for two years from August 2, 1999. Unless otherwise terminated, Mr. Fiore's employment agreement adds one day to the term for each day that passes, and accordingly, there are always two years remaining on the term. The employment agreement provides Mr. Fiore with an annual base salary of no less than $300,000. Under his employment agreement, Mr. Fiore's salary is subject to such increases as our Board of Directors may determine from time to time.

     Mr. Fiore's employment agreement provides for various bonuses to be paid to him. Mr. Fiore is paid an annual bonus up to $200,000, determined by our Board of Directors, based upon the achievement of certain EBITDA targets. Mr. Fiore is also entitled to long-term incentive bonuses in the form of various stock grants if we achieve certain EBITDA targets as provided for in his employment agreement. These stock grants are fully vested when granted. At the discretion of the compensation committee of our Board of Directors, we also may pay Mr. Fiore a discretionary bonus each year in an amount of up to $100,000.

     Mr. Fiore's employment agreement provides that in the event his employment is terminated without "substantial cause" or he terminates his employment for "good reason" (each as defined in his employment agreement), he will be entitled to receive his salary for the remainder of the term under the employment agreement, plus the portion of the annual bonus actually earned through the date of termination, plus the long-term incentive bonus. Mr. Fiore and covered family members will also be entitled to health benefits for 24 months, or until they become covered under a new employee health plan at no cost to Mr. Fiore.

     Mr. Fiore's employment agreement further provides that he may terminate his employment six months after a "change in control" (as defined in his employment agreement). Upon such termination, Mr. Fiore will be paid $450,000.

     Sherice P. Bench. Ms. Bench has an employment agreement with CBI, effective as of December 16, 1996, and as of August 31, 2002 serves as our chief financial officer at an annual salary of $180,000. The initial term of her employment agreement was for two years, which can be automatically extended for additional one year terms on December 15th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days' prior notice. The current term of her employment agreement expires on December 15, 2002. Ms. Bench is entitled to participate in such employee benefit programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

     Ms. Bench's employment agreement provides that in the event her employment is terminated without "substantial cause" (as defined in her employment agreement), she will be entitled to receive 39 bi-weekly severance payments equal to the average of her bi-weekly compensation in effect within the two years preceding her termination, accrued but unused vacation, and any accrued bonus. She will also be entitled to elect the continuation of health benefits at our cost. Ms. Bench's employment agreement does not provide her with any payments that are contingent upon a "change in control."

     Other Employment Agreements. Charlyn A. Daugherty, Donald A. Percenti and Parke H. Davis each have an employment agreement with CBI and Ronald Brostrom and G. Page Singletary have employment agreements with Milestone Marketing Incorporated. The initial term of each respective employment agreement was for three years, which can be automatically extended for additional one year terms on December 15th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days' prior notice for Ms. Daugherty and Messrs. Davis and Percenti and on the 15th of July for Messrs. Brostrom and Singletary. The current term of each of their employment agreements expires on December 15, 2002 for Ms. Daugherty, Messrs. Davis and Percenti, and on July 15, 2005 for Messrs. Brostrom and Singletary. Ms. Daugherty and Messrs. Davis, Percenti, Brostrom and Singletary are entitled to participate in such employee benefit programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

     Each of the above-described employment agreements for Ms. Daugherty, Messrs. Davis and Percenti provide that in the event of their termination of employment without "cause" (as defined in each of their respective employment agreements), the terminated employee will be entitled to receive 18 months of severance payments equal to the average of such employee's bi-weekly compensation in effect within the two years preceding their termination, accrued but unused vacation and any accrued bonuses. In the event the employment of Messrs. Brostrom or Singletary is terminated without "cause", he will receive bi-weekly severance payments equal to his bi-weekly compensation as of the date of termination until the end of the initial term or one year from date of termination, accrued but unused vacation, and any accrued bonus. Such employee will also be entitled to elect the continuation of health benefits at our cost. None of the above-described employment agreements provide any payments that are contingent upon a "change of control."

2000 STOCK OPTION PLAN

     We have adopted a 2000 Stock Option Plan, which provides for the granting of incentive stock options and nonqualified stock options to our employees and directors and the employees and directors of our subsidiaries. The number of shares of common stock available to be awarded under the option plan is 122,985. As of November 1, 2002, options to purchase 99,333 shares of common stock had been granted. The option plan is administered by the compensation committee of our board of directors, which has the discretion to select which employees and directors will receive awards of options under the plan as well as the amount of such grant.

     Each option will expire on the date determined by the compensation committee of our board of directors, which will not be later than ten years from the date of grant. Options granted under the option plan generally vest 25% per year over a four year period. The exercise price for incentive stock options is the fair market value of the stock on the date that the option is granted. If the option holder's employment is terminated for any reason, all options that are not exercisable as of the date of termination will expire, and those options that are exercisable may be exercised until the option grant period has expired. Under the option plan, we have certain rights to repurchase from an option holder the common stock issued upon exercise of the option upon termination of the option holder's employment.

     Stock options were granted to Mr. Fiore, Ms. Bench, Ms. Daugherty, Messrs. Davis and Percenti during fiscal year 2002 of 12,500, 3,966, 2,243, 2,243 and 2,243, respectively. None of the foregoing individuals exercised any stock options in fiscal year 2002. Subsequent to August 31, 2002 stock options were granted to Mr. Fiore, Ms. Bench, Ms. Daugherty, Messrs. Davis and Percenti in the amount of 10,000, 4,000, 4,000, 4,000 and 4,000 shares, respectively.

     The following table sets forth option grants for the CEO and the four named executive officers during the year ended August 31, 2002.

                  OPTIONS GRANTS IN YEAR ENDED AUGUST 31, 2002

                                                  INDIVIDUAL GRANTS
                                  --------------------------------------------------
                                               PERCENT OF
                                                 TOTAL                                 POTENTIAL REALIZABLE VALUE AT
                                  NUMBER OF     OPTIONS                                   ASSUMED ANNUAL RATES OF
                                  SECURITIES   GRANTED TO                              STOCK PRICE APPRECIATION FOR
                                  UNDERLYING   EMPLOYEES    EXERCISE OF                         OPTION TERM
                                   OPTIONS     IN FISCAL    BASE PRICE    EXPIRATION   -----------------------------
              NAME                 GRANTED     YEAR 2002      ($/SH)         DATE          5%($)          10%($)
              ----                ----------   ----------   -----------   ----------   -------------   -------------
(A)                                  (B)          (C)           (D)          (E)            (F)             (G)
David G. Fiore, CEO.............    12,500       30.0%         1.51        2/20/12        30,745          48,457
Sherice P. Bench................     3,966        9.5%         1.51        2/20/12         9,755          15,533
Charlyn A. Daugherty............     2,243        5.4%         1.51        2/20/12         5,517           8,785
Parke H. Davis..................     2,243        5.4%         1.51        2/20/12         5,517           8,785
Donald A. Percenti..............     2,243        5.4%         1.51        2/20/12         5,517           8,785

COMPENSATION OF DIRECTORS; BOARD COMMITTEES

     Directors who are neither members of our management nor affiliates of Castle Harlan each receive a fee of $25,000 per year, paid quarterly, for their services as a director.

     The Board of Directors has established two committees, a compensation committee and an audit committee. The compensation committee reviews general policy matters relating to compensation and benefits. The audit committee recommends the firm to be appointed as independent accountants to audit our financial statements, discusses the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our interim and year-end operating results, considers the adequacy of our internal control and audit procedures and reviews the non-audit services to be performed by the independent accountants. The compensation committee consists of Messrs. Castle, Pittaway and Tankel and the audit committee consists of Messrs. Pittaway, Pruellage and Vetter.

     Our certificate of incorporation and by-laws provides that we indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law, which is referred to in this prospectus as the DGCL. Under
Section 145 of the DGCL, a corporation may indemnify its directors, officers, employees and agents and its former directors, officers, employees and agents and those who serve, at the corporation's request, in such capacities with another enterprise, against expenses, including attorneys' fees, as well as judgments, fines and settlements in nonderivative lawsuits, actually and reasonably incurred in connection with the defense of any action, suit or proceeding in which they or any of them were or are made parties or are threatened to be made parties by reason of their serving or having served in that capacity. The DGCL provides, however, that the person must have acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation and, in the case of a criminal action, he or she must have had no reasonable cause to believe his or her conduct was unlawful. In addition, the DGCL does not permit indemnification in an action or suit by or in the right of the corporation where he or she has been adjudged liable to the corporation, unless, and only to the extent that, a court determines that he or she fairly and reasonably is entitled to indemnity for costs the court deems proper in light of liability adjudication. Indemnification is mandatory to the extent a claim, issue or matter has been successfully defended.

     The certificate of incorporation and the DGCL also prohibit limitations on officer or director liability for acts or omissions which resulted in a violation of a statute prohibiting dividend declarations, payments to stockholders after dissolution and particular types of loans. The effect of these provisions is to eliminate the rights of our company and our stockholders, through stockholders' derivative suits on behalf of our company, to recover monetary damages against an officer or director for breach of a fiduciary duty as an officer or director, except in the situations described above.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or officers of our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the compensation committee is our employee. There are no compensation committee interlocks (i.e., no executive officer of ours serves as a member of the board of directors or the compensation committee of another entity which has an executive officer serving on our board of directors or the compensation committee).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our voting securities as of November 1, 2002, with respect to (i) each person or entity who is the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group.

                                          NUMBER OF     PERCENTAGE OF   NUMBER OF SHARES   PERCENTAGE OF
                                          SHARES OF     TOTAL COMMON      OF SERIES A      TOTAL SERIES A
NAME AND ADDRESS OF BENEFICIAL OWNER(1)  COMMON STOCK     STOCK (%)        PREFERRED       PREFERRED (%)
---------------------------------------  ------------   -------------   ----------------   --------------
Castle Harlan Partners III,
  L.P.(2)(3)..........................     431,055          53.2             537,867            53.4
Castle Harlan Partners II,
  L.P.(2)(4)..........................     372,015          46.0             456,799            45.4
John K. Castle(2)(5)..................     803,070          99.2             994,667            98.8
David B. Pittaway(2)..................       1,005             *               1,126               *
Zane Tankel(2)........................         938             *                 938               *
Edward O. Vetter(2)...................         400             *                 400               *
William M. Pruellage(2)...............           0           0.0                   0             0.0
David G. Fiore(6)(7)..................      35,024           4.2               5,500               *
Sherice P. Bench(6)(8)................       1,034             *                   0               *
Charlyn A. Daugherty(6)(9)............       3,085             *                 328               *
Parke H. Davis(6)(9)..................       2,945             *                 188               *
Donald A. Percenti(6)(9)..............       3,226             *                 469               *
Directors and executive officers as a
  group (10 persons, including those
  listed above).......................     850,727          99.7           1,003,616            99.7

---------------
 * Denotes beneficial ownership of less than one percent of the class of capital stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Beneficial ownership includes shares of common stock and series A preferred stock that any person has the right to acquire within 60 days after August 31, 2002. Shares of common stock and series A preferred stock not outstanding but deemed beneficially owned because a person or group has the right to acquire them within 60 days are treated as outstanding only for purposes of determining the percentage owned by that person or group. For purposes of this table, all fractional shares have been rounded to the nearest whole share. Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(2) The address for each indicated stockholder or director identified in the table is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155.

(3) Includes 17,983 shares of common stock and 22,438 shares of series A preferred stock held by related entities, all of which may be deemed to be beneficially owned by Castle Harlan Partners III, L.P. Castle Harlan Partners III, L.P. disclaims beneficial ownership of these shares.

(4) Includes 41,175 shares of common stock and 50,559 shares of series A preferred stock held by related entities, all of which may be deemed to be beneficially owned by Castle Harlan Partners II, L.P. Castle Harlan Partners II, L.P. disclaims beneficial ownership of these shares.

(5) John K. Castle, one of our directors, is the controlling stockholder of Castle Harlan Partners III, G.P., Inc., the general partner of the general partner of Castle Harlan Partners III, L.P., and as such may be deemed to be a beneficial owner of the shares owned by Castle Harlan Partners III, L.P. and its affiliates. Mr. Castle disclaims beneficial ownership of such shares in excess of his proportionate partnership share of Castle Harlan Partners III, L.P. and its affiliates. In addition, Mr. Castle is the controlling stockholder of Castle Harlan Partners II G.P., Inc., the general partner of the general partner of Castle Harlan Partners II, L.P., and as such may be deemed to be a beneficial owner of the shares owned by Castle

    Harlan Partners II, L.P. and its affiliates. Mr. Castle disclaims beneficial ownership of such shares in excess of his proportionate partnership share of Castle Harlan Partners II, L.P. and its affiliates.

(6) The address for each indicated director or executive officer identified in the table is c/o American Achievement Corporation, 7211 Circle S Road, Austin, Texas 78745.

(7) Mr. Fiore was granted options to purchase 25,024 shares of our common stock, which have vested pursuant to our 2000 Stock Option Plan.

(8) Ms. Bench was granted options to purchase 1,034 shares of our common stock, which have vested pursuant to our 2000 Stock Option Plan.

(9) Ms. Daugherty and Messrs. Davis and Percenti were each granted options to purchase 2,757 shares of our common stock, which have vested pursuant to our 2000 Stock Option Plan.

                          DESCRIPTION OF CAPITAL STOCK

     Our authorized capital stock consists of 1,250,000 shares of common stock, par value $0.01 per share, of which 809,351 shares are issued and outstanding, and 1,250,000 shares of preferred stock, par value $0.01 per share. Of the amount of authorized preferred stock, 1,200,000 shares of our preferred stock are designated series A preferred stock and 1,006,847 shares are issued and outstanding.

COMMON STOCK

     The holders of our common stock are entitled to one vote per share on all matters submitted to a vote of stockholders, including the election of directors, and vote together as a class with the holders of the series A preferred stock. Dividends may be paid on the common stock, when declared by our board of directors. We do not expect to pay dividends on the common stock in the foreseeable future.

PREFERRED STOCK

     Our Board of Directors has the authority, by adopting resolutions, to issue shares of preferred stock in one or more series, with the designations and preferences for each series set forth in the adopting resolutions. Our certificate of incorporation authorizes our Board of Directors to determine, among other things, the rights, preferences and limitations pertaining to each series of preferred stock.

  Series A Preferred Stock

     Ranking. The series A preferred stock is senior to all of our capital stock as to dividend payments and distributions upon liquidation, dissolution or winding up.

     Dividends. Dividends on the series A preferred stock are payable in cash, when, as and if declared by our board of directors. All such declared dividends are paid pro rata to the holders of series A preferred stock. Accrued and unpaid dividends on the series A preferred stock do not bear interest or dividends.

     Redemption. We do not have the right to redeem the series A preferred stock.

     Liquidation. Upon the liquidation, dissolution or winding up of our company, the holders of the series A preferred stock are entitled to receive payment at a liquidation value of $100 per share plus all accrued and unpaid dividends on the series A preferred stock, prior to the payment of any distributions to the holders of our common stock.

     Restrictions on Payment of Other Dividends. So long as any share of the series A preferred stock remains outstanding, we may not declare, pay or set aside for payment dividends or other distributions with respect to any other shares of our capital stock ranking, as to dividend rights and rights upon liquidation, dissolution or winding up, junior to the series A preferred stock, other than dividends payable in common stock or in another stock ranking junior to the series A preferred stock as to dividend rights and rights on liquidation, dissolution and winding up.

     Voting. The holders of our series A preferred stock are entitled to one vote per share of series A preferred stock on all matters submitted to a vote of stockholders, including the election of directors, and vote together as a class with the holders of the common stock. We are not permitted to amend, alter or repeal any of the provisions of our certificate of incorporation or bylaws, or merge with or into or consolidate with any other entity, as to affect adversely any of the preferences, rights, powers or privileges of the series A preferred stock or its holders, without first obtaining the approval of at least a majority of the outstanding shares of series A preferred stock voting separately as one class.

WARRANTS

     We have outstanding warrants to purchase 21,405 shares of our common stock at an exercise price of $6.67 per share. The warrants expire on January 31, 2008 and if exercised in full represent less than 1.2% of our common stock on a fully diluted basis. Of this amount, warrants to purchase 19,820 shares of common stock are held by CHPIII and warrants to purchase 1,585 shares of common stock are held by Deutsche Banc Alex. Brown Inc., formerly Deutsche Bank Securities, Inc.

CBI SERIES A PREFERRED STOCK

     Of CBI's authorized preferred stock, 100,000 shares of preferred stock are designated series A preferred stock, which is referred to as the "CBI A Preferred", all of which are issued and outstanding and held by CHPIII.

     Ranking. The CBI A Preferred is senior to all other capital stock of CBI as to dividend payments and distribution upon liquidation, dissolution or winding up.

     Dividends. Dividends on the CBI A Preferred are payable in cash, when and if declared by the board of directors of CBI on a quarterly basis. Dividends accrue from the date of issuance, which was December 16, 1996 or the last date to which dividends have been paid at a rate of 12% per annum, whether or not such dividends have been declared and whether or not there shall be funds legally available for the payment of such dividends. Any dividends which are declared are payable pro rata to the holders. No dividends or interest accrue on any accrued and unpaid dividends. The notes and our credit facility each restrict CBI's ability to pay dividends on the CBI A Preferred.

     Redemption. The CBI A Preferred is not subject to mandatory redemption but is redeemable at any time at the option of CBI; however, the notes offered hereby and our new credit facility will each restrict CBI's ability to redeem the CBI A Preferred.

     Liquidation. Upon the liquidation, dissolution or winding up of CBI, the holders of the CBI A Preferred are entitled to receive payment at a liquidation value of $100 per share plus all accrued and unpaid dividends on the CBI A Preferred, prior to the payment of any distributions to the holders of CBI's other capital stock.

     Restrictions on Payment of Other Dividends. So long as any share of the CBI A Preferred remains outstanding, CBI may not declare, pay or set aside for payment dividends or other distributions with respect to any other shares of its capital stock ranking, as to dividend rights and rights upon liquidation, dissolution or winding up, junior to the CBI A Preferred, other than dividends payable in common stock or in another stock ranking junior to the CBI A Preferred as to dividend rights and rights on liquidation, dissolution and winding up.

     Voting. Generally, the holders of the CBI A Preferred are not entitled to any voting rights. However, CBI is not permitted to amend, alter or repeal any of the provisions of its certificate of incorporation or bylaws, or merge with or into or consolidate with any other entity, as to affect adversely any of the preferences, rights, powers or privileges of the CBI A Preferred or its holders, without first obtaining the approval of at least a majority of the outstanding shares of CBI A Preferred voting separately as one class.

     The following table sets forth the equity compensation plan information for the year ended August 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                         NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE FOR
                                          NUMBER OF SECURITIES                           FUTURE ISSUANCE UNDER
                                           TO BE ISSUED UPON       WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                              EXERCISE OF         EXERCISE PRICE OF        PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
PLAN CATEGORY                             WARRANTS AND RIGHTS    WARRANTS AND RIGHTS          COLUMN(A))
-------------                             --------------------   --------------------   -----------------------
                                                  (A)                    (B)                      (C)
Equity compensation plans approved by
  security holders......................         72,083                 $3.84                   25,743
                                                 ------                 -----                   ------
Equity compensation plans not approved
  by security holders...................             --                    --                       --
                                                 ------                 -----                   ------
       Total............................         72,083                 $3.84                   25,743

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We entered into a management agreement dated March 30, 2001 with Castle Harlan, pursuant to which Castle Harlan agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to us upon the terms and conditions set forth in the management agreement. As compensation for such services, we agreed to pay Castle Harlan $3.0 million per year, which amount is payable quarterly in arrears. The agreement is for a term of ten years, renewable automatically from year to year thereafter unless Castle Harlan and its affiliates then own less than 5% of our then outstanding capital stock. We have agreed to indemnify Castle Harlan against liabilities, costs, charges and expenses relating to its performance of its duties, other than such of the foregoing resulting from Castle Harlan's gross negligence or willful misconduct.

     On February 11, 2000, CHPIII acquired Taylor, whose primary business is the designing and printing of student yearbooks. On July 27, 2000, we acquired from CHPIII all of the issued and outstanding shares of TSHC, Taylor's parent, through the issuance of 320,929 shares of our common stock and 393,482 shares of our series A preferred stock.

ITEM 14.  CONTROLS AND PROCEDURES

     As of a date within 90 days of the date of this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure control and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     Additionally, our President and Chief Executive Officer and Chief Financial Officer determined, as of a date within 90 days of the date of this report, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Exhibits and Financial Statement Schedules

     The following documents are filed as part of this report.

          1. Consolidated Financial Statements. See "Index to Consolidated Financial Statements" -- Item 8.

          2. Exhibits. See "Exhibit Index."

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

     A Form 8-K/A filed 10/1/02 to amend Item 7 of Form 8-K dated July 15, 2002 to include the required financial statements of Milestone Marketing Incorporated and the required pro forma financial information for which it was impracticable to provide at the time the Form 8-K was initially filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN ACHIEVEMENT CORPORATION

                                          By:      /s/ DAVID G. FIORE
                                            ------------------------------------
                                                       David G. Fiore
                                                  Chief Executive Officer

                                          By:     /s/ SHERICE P. BENCH
                                            ------------------------------------
                                                      Sherice P. Bench
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 21, 2002.


                   /s/ DAVID G. FIORE                                 Chief Executive Officer
 ------------------------------------------------------
                     David G. Fiore


                   /s/ JOHN K. CASTLE                                        Director
 ------------------------------------------------------
                     John K. Castle


                 /s/ DAVID B. PITTAWAY                                       Director
 ------------------------------------------------------
                   David B. Pittaway


                    /s/ ZANE TANKEL                                          Director
 ------------------------------------------------------
                      Zane Tankel


                  /s/ EDWARD O. VETTER                                       Director
 ------------------------------------------------------
                    Edward O. Vetter


                 /s/ WILLIAM PRUELLAGE                                       Director
 ------------------------------------------------------
                   William Pruellage

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                             (18 U.S.C. SEC. 1350)

I, David G. Fiore, President and Chief Executive Officer of American Achievement Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of American Achievement Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21, 2002

                                          /s/ DAVID G. FIORE
                                          --------------------------------------
                                          Name: David G. Fiore
                                          Title: President and Chief Executive
                                          Officer

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                             (18 U.S.C. SEC. 1350)

I, Sherice P. Bench, Chief Financial Officer of American Achievement Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of American Achievement Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21, 2002

                                          /s/ SHERICE P. BENCH
                                          --------------------------------------
                                          Name: Sherice P. Bench
                                          Title: Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESIGNATION
-----------                           -----------
    2.1       The Stock Purchase Agreement, dated as of July 9, 2002, by and among American Achievement Corporation, Milestone
              Marketing Incorporated, and its stockholders and warrant
              holders*
    3.1       Certificate of Incorporation of American Achievement
              Corporation with all amendments (f/k/a Commemorative Brands
              Holding Corp.)**
    3.2       By-Laws of American Achievement Corporation (f/k/a
              Commemorative Brands Holding Corp.)**
    3.3       Certificate of Incorporation of Commemorative Brands, Inc.
              with all amendments (f/k/a Scholastic Brands, Inc., Class
              Rings, Inc. and Keepsake Jewelry, Inc.)**
    3.4       By-Laws of Commemorative Brands, Inc. (f/k/a Scholastic
              Brands, Inc., Class Rings, Inc. and Keepsake Jewelry,
              Inc.)**
    3.5       Certificate of Incorporation of CBI North America, Inc. with all amendments (f/k/a SBI North America, Inc.)**
    3.6       By-Laws of CBI North America, Inc. with all amendments
              (f/k/a SBI North America, Inc.)**
    3.7       Certificate of Incorporation of Taylor Senior Holding
              Corp.**
    3.8       By-Laws of Taylor Senior Holding Corp.**
    3.9       Amended and Restated Certificate of Incorporation of TP
              Holding Corp. (f/k/a TP Acquisition Corp.)**
    3.10      By-Laws of TP Holding Corp. (f/k/a TP Acquisition Corp.)**
    3.11      Certificate of Incorporation of Taylor Publishing Company
              with all amendments (f/k/a Taylor Publishing Company of
              Delaware)**
    3.12      By-Laws of Taylor Publishing Company (f/k/a Taylor
              Publishing Company of Delaware)**
    3.13      Certificate of Limited Partnership of Taylor Production
              Services Company, L.P.**
    3.14      Taylor Production Services Company, L.P. Limited Partnership
              Agreement**
    3.15      Articles of Incorporation of Educational Communications,
              Inc. with all amendments (f/k/a Merit Publishing Company)**
    3.16      By-Laws of Educational Communications, Inc.**
    3.17      Articles of Incorporation of Milestone Marketing
              Incorporated with all amendments
    3.18      By-Laws of Milestone Marketing Incorporated
    3.19      Articles of Incorporation of Milestone Management, Inc.
    3.20      By-Laws of Milestone Management, Inc.
    3.21      Articles of Incorporation of Milestone Traditions Inc.
    3.22      By-Laws of Milestone Traditions Inc.
    4.1       Indenture, dated as of February 20, 2002, among American
              Achievement Corporation, The Bank of New York, as Trustee,
              and the Guarantors**
    4.2       Form of 11 5/8 Senior Notes due 2007 (included in Exhibit
              4.1)**
    4.3       Registration Rights Agreement, dated as of February 20,
              2002, among American Achievement Corporation, the Guarantors and the Initial Purchasers**
    4.4       Form of Guarantee (included in Exhibit 4.1)**
    4.5       Form of Indenture dated as of December 16, 1996 between
              Commemorative Brands, Inc. and HSBC Bank USA (f/k/a Marine
              Midland Bank)**
    4.6       Form of First Supplemental Indenture, dated as of July 21,
              2000, between Commemorative Brands, Inc. and HSBC Bank USA
              (f/k/a Marine Midland Bank)**
   10.1       Credit Agreement, dated as of February 20, 2002, among
              American Achievement Corporation, as the Borrower, the
              Lenders party thereto and The Bank of Nova Scotia, as the
              Administrative Agent for the Lenders**
   10.2       Gold Consignment Agreement dated July 27, 2000 between
              Commemorative Brands, Inc. and The Bank of Nova Scotia**

EXHIBIT NO.                           DESIGNATION
-----------                           -----------
   10.3       Subsidiary Pledge and Security Agreement, dated as of
              February 20, 2002, made by American Achievement Corporation in favor of The Bank of Nova Scotia, as administrative agent for each of the Secured Parties (as defined therein)**
   10.4       Borrower Pledge and Security Agreement, dated as of February
              20, 2002, made by each domestic subsidiary of American
              Achievement Corporation from time to time party hereto in
              favor of The Bank of Nova Scotia, as administrative agent
              for each of the Secured Parties (as defined therein)**
   10.5       Subsidiary Guaranty, dated as of February 20, 2002, made by each subsidiary of American Achievement Corporation from
              time to time party hereto in favor of The Bank of Nova
              Scotia, as administrative agent for each of the Secured
              Parties (as defined therein)**
   10.6       Form of The Management Agreement dated as of March 30, 2001, among American Achievement Corporation, its Subsidiaries
              listed therein and Castle Harlan, Inc.**
   10.7       Letter Agreement, dated as of October 11, 2000, amended as of November 3, 2000, between Scotiabank and TP Holdings
              Corp., regarding (i) USD 27,500,000.00MM Interest Rate Swap
              Transaction (Ref: S24041) and (ii)USD 25,000,000.00MM
              Interest Rate Swap Transaction (Ref: S24042)**
   10.8       Employment Agreement, dated as of July 13, 1999 by and
              between Commemorative Brands, Inc. and David G. Fiore**
   10.9       First Amendment to the Employment Agreement by and between
              Commemorative Brands, Inc. and David G. Fiore dated February
              1, 2002**
   10.10      Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Sherice P. Bench, as amended**
   10.11      Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Donald J. Percenti**
   10.12      Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Charlyn A. Cook**
   10.13      American Achievement Corporation 2000 Stock Option Plan
              (f/k/a Commemorative Brands Holding corp. 2000 Stock Option
              Plan)**
   12.1       Statement regarding Computation of Ratios of Earnings to
              Fixed Charges
   16         Letter from Arthur Andersen LLP to the Securities and
              Exchange Commission dated May 24, 2002***
   21         Subsidiaries of American Achievement Corporation
   99.1       CEO Certification Accompanying Period Report Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002
   99.2       CFO Certification Accompanying Period Report Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

---------------

  * Incorporated by reference to the corresponding Exhibit number of the Company's Current Report on Form 8-K, dated July 30, 2002.

 ** Incorporated by reference to the corresponding Exhibit number of the Company's Amended Registration Statement on Form S-4/A, dated April 5, 2002.

*** Incorporated by reference to the corresponding Exhibit number of the Company's Current Report on Form 8-K, dated May 29, 2002.