Form 10-Q
period 2002-11-30
AMERICAN ACHIEVEMENT CORP
filed 2003-01-13
CIK 1168468

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

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

                         809,351 SHARES OF COMMON STOCK
             (Number of shares outstanding as of November 30, 2002)

                        AMERICAN ACHIEVEMENT CORPORATION
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002
                                      INDEX

                                                                           PAGE
                                                                         --------
PART I.   FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes (as restated)

          Financial Information.......................................       3

          Condensed Consolidated Balance Sheets--
          As of November 30, 2002 (unaudited) and August 31, 2002.....       4

          Condensed Consolidated Statements of Operations--
          For the Three Months Ended November 30, 2002 (unaudited) and
          November 24, 2001
            (unaudited)...............................................       5

          Condensed Consolidated Statements of Cash Flows--
          For the Three Months Ended November 30, 2002 (unaudited) and
          November 24, 2001
            (unaudited)...............................................       6

          Notes to Condensed Consolidated Financial Statements
          (unaudited).................................................     7-20

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    21-27

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................      28

Item 4.   Controls and Procedures.....................................      29

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................      30

Item 2.   Changes in Securities and Use of Proceeds...................      30

Item 3.   Defaults Upon Senior Securities.............................      30

Item 4.   Submission of Matters to a Vote of Security Holders.........      30

Item 6.   Exhibits and Reports on Form 8-K............................      30

SIGNATURES............................................................      31

                          PART I. FINANCIAL INFORMATION

As further discussed in Note 13 to the accompanying unaudited condensed consolidated financial statements, this Quarterly Report on Form 10-Q for the period ended November 30, 2002 includes restated unaudited condensed consolidated financial statements for the period ended November 24, 2001 reflecting (1) the Company changing its revenue recognition on certain sales to independent sales representatives in order to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which should have been adopted August 27, 2000, and (2) an income tax benefit related to a net operating loss carryback attributable to one of the Company's subsidiaries, which should have been recognized during the year ended August 25, 2001.

The Company issued restated consolidated financial statements for the year ended August 25, 2001 upon filing of its Annual Report on Form 10-K for the year ended August 31, 2002.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                        AMERICAN ACHIEVEMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    NOVEMBER 30, 2002
                                                                                        (UNAUDITED)           AUGUST 31, 2002
                                                                                   --------------------    --------------------
                                                             ASSETS
Current assets:
  Cash and cash equivalents ....................................................   $              3,525    $              1,562
  Accounts receivable, net of allowance for doubtful
     accounts of $3,411 and $3,578 .............................................                 50,350                  46,326
  Income tax receivable ........................................................                    738                     738
  Inventories, net .............................................................                 26,120                  25,427
  Prepaid expenses and other current assets, net ...............................                 23,942                  28,021
                                                                                   --------------------    --------------------
    Total current assets .......................................................                104,675                 102,074

Property, plant and equipment, net of accumulated
  depreciation of $41,669 and $38,593 ..........................................                 68,332                  66,592
Trademarks .....................................................................                 41,855                  41,855
Goodwill .......................................................................                161,981                 159,308
Other assets, net of accumulated amortization of $5,529 and
  $5,701 .......................................................................                 28,869                  31,797
                                                                                   --------------------    --------------------
    Total assets ...............................................................   $            405,712    $            401,626
                                                                                   ====================    ====================
                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft ...............................................................   $              4,321    $              4,324
  Accounts payable .............................................................                 14,776                   9,364
  Customer deposits ............................................................                 25,312                  23,649
  Accrued expenses .............................................................                 20,792                  24,773
  Deferred revenue .............................................................                  9,975                   6,515
  Accrued interest .............................................................                 10,412                   4,138
                                                                                   --------------------    --------------------
    Total current liabilities ..................................................                 85,588                  72,763

Long-term debt, net of current portion .........................................                233,182                 242,117
Other long-term liabilities ....................................................                  4,620                   4,642
                                                                                   --------------------    --------------------
    Total liabilities ..........................................................                323,390                 319,522
Redeemable Minority Interest in Subsidiary .....................................                 17,150                  16,850
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 1,200,000 shares authorized Series A,
    1,006,847 shares issued and outstanding; liquidation preference of
    approximately $100,685 .....................................................                     10                      10
  Common stock, $.01 par value, 1,250,000 shares authorized,
    809,351 shares issued and outstanding ......................................                      8                       8
  Additional paid-in capital ...................................................                 95,310                  95,310
  Accumulated deficit ..........................................................                (28,023)                (27,941)
  Accumulated other comprehensive loss .........................................                 (2,133)                 (2,133)
                                                                                   --------------------    --------------------
    Total stockholders' equity .................................................                 65,172                  65,254
                                                                                   --------------------    --------------------
    Total liabilities and stockholders' equity .................................   $            405,712    $            401,626
                                                                                   ====================    ====================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                          ----------------------------------
                                                            NOVEMBER 30,      NOVEMBER 24,
                                                               2002               2001
                                                          ---------------    ---------------
                                                                             (AS RESTATED--
                                                                               SEE NOTE 13)
Net sales .............................................   $        75,035    $        71,601
Cost of sales .........................................            33,817             34,739
                                                          ---------------    ---------------
  Gross profit ........................................            41,218             36,862

Selling, general and administrative expenses ..........            33,610             30,488
                                                          ---------------    ---------------
  Operating income ....................................             7,608              6,374
Interest expense, net .................................             7,372              5,930
                                                          ---------------    ---------------
  Income before income taxes ..........................               236                444
Provision for income taxes ............................                18                239
                                                          ---------------    ---------------
  Net income ..........................................               218                205
Preferred dividends ...................................              (300)              (300)
                                                          ---------------    ---------------
  Net loss applicable to common stockholders ..........   $           (82)   $           (95)
                                                          ===============    ===============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                              ----------------------------------
                                                                                NOVEMBER 30,       NOVEMBER 24,
                                                                                   2002               2001
                                                                              ---------------    ---------------
                                                                                                 (AS RESTATED--
                                                                                                  SEE NOTE 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................   $           218    $           205
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization .........................................             3,470              4,762
    Amortization of debt discount and deferred financing
      fees ................................................................               438                649
    Provision for doubtful accounts .......................................                89                408
    Other .................................................................              (209)                --

    Changes in assets and liabilities-
      Increase in accounts receivable .....................................            (3,857)            (3,075)
      (Increase) decrease in inventories, net .............................              (693)             1,862
      Decrease (increase) in prepaid expenses and other current
        assets ............................................................             4,079             (2,096)
      Increase in other assets ............................................              (578)              (770)
      Increase (decrease) in customer deposits ............................             1,663             (6,576)
      Increase in deferred revenue ........................................             3,460              5,971
      Increase in accounts payable, accrued
        expenses, and other long-term liabilities .........................             7,702              4,213
                                                                              ---------------    ---------------
    Net cash provided by operating activities .............................            15,782              5,553
                                                                              ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ..............................            (4,816)            (2,088)
                                                                              ---------------    ---------------
    Net cash used in investing activities .................................            (4,816)            (2,088)
                                                                              ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuance .............................................                --                732
  Payments on term loan facility, net .....................................                --             (3,225)
  (Payments) proceeds from Revolver, net ..................................            (9,000)             1,179
  (Decrease) increase of bank overdraft ...................................                (3)                89
                                                                              ---------------    ---------------
    Net cash used in financing activities .................................            (9,003)            (1,225)
                                                                              ---------------    ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .................................             1,963              2,240
CASH AND CASH EQUIVALENTS, beginning of period ............................             1,562              2,636
                                                                              ---------------    ---------------
CASH AND CASH EQUIVALENTS, end of period ..................................   $         3,525    $         4,876
                                                                              ===============    ===============
SUPPLEMENTAL DISCLOSURE
  Cash paid during the period for--
    Interest ..............................................................   $           472    $         3,392
                                                                              ===============    ===============
    Income taxes ..........................................................   $            85    $           697
                                                                              ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Accrued preferred stock dividends .......................................   $           300    $           300
                                                                              ===============    ===============


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

The 11 5/8% Senior Unsecured Notes Due 2007 (the "Unsecured Notes") are guaranteed by every direct and indirect domestic subsidiary of the Company. The guarantees by the guarantor subsidiaries are full, unconditional, and joint and several. All of the guarantor subsidiaries are wholly owned, with the exception of Commemorative Brands, Inc., which is majority owned. American Achievement Corporation is a holding company with no independent assets or operations other than its investment in its subsidiaries.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended November 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2003.

(2) AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which revises the accounting for purchased goodwill and intangible assets, effective September 1, 2002. This Statement was applied to all goodwill and other intangible assets recognized on the balance sheet, regardless of when those assets were initially recorded. Effective September 1, 2002, goodwill and trademarks were no longer amortized. Goodwill was $161,981,000 and $159,308,000 at November 30, 2002 and August 31, 2002, respectively and trademarks were $41,855,000 at November 30, 2002 and August 31, 2002, respectively. During the three months ended November 30, 2002, goodwill increased primarily due to a $2.4 million reclassification of work force in place from other intangible assets.

The impact of the implementation of SFAS No. 142 and comparison to the prior year period is as follows:

                                                    FOR THE THREE MONTHS ENDED
                                                ---------------------------------
                                                  NOVEMBER 30,      NOVEMBER 24,
                                                     2002              2001
                                                ---------------   ---------------
(IN THOUSANDS)
Reported net income .........................   $           218   $           205
  Add: goodwill amortization ................                --             1,004
  Add: trademark amortization ...............                --               386
                                                ---------------   ---------------
Pro forma net income ........................   $           218   $         1,595
                                                ===============   ===============

                        AMERICAN ACHIEVEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(2) AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

The Company includes other intangible assets subject to amortization in other assets on the balance sheet. The other intangible assets subject to amortization are as follows:

                                                                              ACCUMULATED
                                                              GROSS ASSET     AMORTIZATION       NET ASSET
                                                            --------------   --------------    --------------
(IN THOUSANDS)
At November 30, 2002
  Deferred financing costs ..............................   $       10,175   $       (1,941)   $        8,234
  Customer lists and distribution contracts .............           16,072           (3,588)           12,484
                                                            --------------   --------------    --------------
    Total intangible assets subject to amortization .....   $       26,247   $       (5,529)   $       20,718
                                                            ==============   ==============    ==============

At August 31, 2002
  Deferred financing costs ..............................   $       10,151   $       (1,503)   $        8,648
  Customer lists and distribution contracts .............           16,072           (3,193)           12,879
                                                            --------------   --------------    --------------
    Total intangible assets subject to amortization .....   $       26,223   $       (4,696)   $       21,527
                                                            ==============   ==============    ==============

Total amortization expense on intangible assets subject to amortization was $395,000 for the three months ended November 30, 2002. Estimated annual amortization expense for fiscal years ended 2003 through 2007 is approximately $1.6 million each year.


(3) SIGNIFICANT ACQUISITIONS

Effective July 15, 2002, American Achievement purchased all the outstanding stock and warrants of Milestone for a total purchase price of $15.9 million. The acquisition of Milestone Marketing Incorporated ("Milestone") was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair values. Milestone is a specialty marketer of class rings and other graduation products to the college market. Effective December 31, 2002, Milestone merged into Commemorative Brands, Inc., with Commemorative Brands, Inc. as the surviving entity.

                        AMERICAN ACHIEVEMENT CORPORATION

                                   (UNAUDITED)

(3) SIGNIFICANT ACQUISITIONS (CONTINUED)


The estimated fair value of assets acquired and liabilities assumed relating to the Milestone acquisition, which is preliminary and subject to further refinements in accordance with accounting principles generally accepted in the United States of America, is summarized below (in thousands):

Working capital .............................   $     (2,712)
Property, plant and equipment ...............            113
Other intangibles ...........................          2,500
Goodwill ....................................         15,968
Other long-term assets ......................             28
                                                ------------
                                                $     15,897
                                                ============

During the three months ended November 30, 2002, goodwill was increased by approximately $299,000 related to professional services incurred in connection with the acquisition. Goodwill and trademarks related to Milestone are not amortized in accordance with SFAS No. 142 because the acquisition date is after June 30, 2001.

As a result of this transaction, the consolidated financial statements of the Company for the three months ended November 30, 2002 include the results of operations of Milestone for the three months ended November 30, 2002, while the consolidated financial statements of the Company for the three months ended November 24, 2001 do not include the results of operations of Milestone for the three months ended November 24, 2001.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Milestone acquisition had been completed as of August 26, 2001 are as follows (in thousands):

                                                           FOR THE THREE
                                                            MONTHS ENDED
                                                          ---------------
                                                            NOVEMBER 24,
                                                                2001
                                                          ---------------
                                                            (UNAUDITED)
Net sales .............................................   $        73,039
Net loss applicable to common stockholders ............              (736)

                        AMERICAN ACHIEVEMENT CORPORATION

                                   (UNAUDITED)

(4) COMPREHENSIVE INCOME (LOSS)

Beginning in the fiscal year 2001, the effective portion of the loss on derivatives and unrecognized losses on accrued minimum pension liabilities were included in other comprehensive income (loss). The following amounts were included in determining the Company's comprehensive income (loss) for the three month periods ended November 30, 2002 and November 24, 2001.

                                                             FOR THE THREE MONTHS ENDED
                                                          ---------------------------------
                                                           NOVEMBER 30,      NOVEMBER 24,
                                                               2002               2001
                                                          ---------------   ---------------
Net income ............................................   $           218   $           205
Change in effective portion of derivative
  loss ................................................                --               (78)
                                                          ---------------   ---------------
Total comprehensive income ............................   $           218   $           133
                                                          ===============   ===============




(5) INVENTORIES, NET

A summary of inventories, net is as follows:

                              NOVEMBER 30,       AUGUST 31,
                                 2002               2002
                            ---------------    ---------------
(IN THOUSANDS)
Raw materials ...........   $        12,339    $         8,781
Work in process .........             8,053              8,171
Finished goods ..........             6,912              8,653
Less--Reserves ..........            (1,184)              (178)
                            ---------------    ---------------
                            $        26,120    $        25,427
                            ===============    ===============


Cost of sales includes depreciation and amortization of $2,254,000 and $1,907,000 for the three months ended November 30, 2002 and November 24, 2001, respectively.

                        AMERICAN ACHIEVEMENT CORPORATION

                                   (UNAUDITED)

(6) LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                     NOVEMBER 30,       AUGUST 31,
                                                                         2002              2002
                                                                    ---------------   ---------------
11 5/8% Senior unsecured notes due 2007 (net of unamortized
  discount of $1,348) ...........................................   $       175,652   $       175,587
11% Senior subordinated notes due 2007 ..........................            41,355            41,355
Senior secured credit facility ..................................            16,175            25,175
                                                                    ---------------   ---------------
    Total debt ..................................................   $       233,182   $       242,117
Less: current portion ...........................................                --                --
                                                                    ---------------   ---------------
    Total long-term debt ........................................   $       233,182   $       242,117
                                                                    ===============   ===============

                        AMERICAN ACHIEVEMENT CORPORATION

                                   (UNAUDITED)

(6) LONG-TERM DEBT (CONTINUED)

11 5/8% SENIOR UNSECURED NOTES

On February 20, 2002, the Company issued $177 million of senior unsecured notes (the "Unsecured Notes") due in 2007. The Unsecured Notes bear interest at a stated rate of 11 5/8%. The Unsecured Notes were issued at a discount of 0.872% resulting in net proceeds of approximately $175.5 million before considering financing costs. The effective rate of the Unsecured Notes after discount is approximately 13.0%. The Unsecured Notes rank pari passu with the Company's existing and future senior indebtedness, including obligations under the Company's Senior Secured Credit Facility (as defined below). The Unsecured Notes are guaranteed by the Company's domestic subsidiaries, and the guarantees rank pari passu with the existing Senior Subordinated Notes and future senior debt of the Company and its subsidiaries. The Unsecured Notes and the guarantees on the Unsecured Notes are effectively subordinated to any of the Company's secured debt.

The Company may not redeem the Unsecured Notes until 2005, except that the Company, in connection with a public equity offering, may redeem up to 35 percent of the Unsecured Notes before the third anniversary of the issue date of the Unsecured Notes as long as (a) the Company pays a certain percentage of the principal amount of the Unsecured Notes, plus interest, (b) the Company redeems the Unsecured Notes within 90 days of completing a public equity offering and
(c) at least 65 percent of the aggregate principal amount of the Unsecured Notes issued remains outstanding afterward.

If a change in control, as defined in the indenture relating to the Unsecured Notes (the "AAC Indenture"), occurs, the Company must give the holders of the Unsecured Notes the opportunity to sell their Unsecured Notes to the Company at 101 percent of the principal amount of the Unsecured Notes, plus accrued interest.

The Unsecured Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the AAC Indenture). In addition, the Unsecured Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the AAC Indenture). The Unsecured Notes also require that the Company meet certain financial covenants including a minimum fixed charge coverage ratio (as defined in the AAC Indenture). The Company was in compliance with the Unsecured Notes covenants as of November 30, 2002.

11% SENIOR SUBORDINATED NOTES

Commemorative Brands, Inc.'s ("CBI") 11% senior subordinated notes (the "Subordinated Notes") mature on January 15, 2007. The Subordinated Notes are redeemable at the option of CBI in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5 percent of the principal amount thereof if redeemed during 2002 and declining to 100 percent of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages as defined in the indenture relating to the Subordinated Notes, as amended (the "CBI Indenture"), if any, thereon to the date of redemption. The Company has not redeemed any of the Subordinated Notes as of November 30, 2002.

                        AMERICAN ACHIEVEMENT CORPORATION

                                   (UNAUDITED)

(6) LONG-TERM DEBT (CONTINUED)

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

Availability under the Senior Secured Credit Facility is restricted to the lesser of (1) $40 million or (2) the Borrowing Base Amount as defined in the credit agreement under the Senior Secured Credit Facility (the "Credit Agreement"). Availability under the Senior Secured Credit Facility as of November 30, 2002 was approximately $21.6 million with $16.2 million borrowings outstanding. The Senior Secured Credit Facility matures on February 20, 2006.

Advances under the Senior Secured Credit Facility may be made as base rate loans or LIBOR loans at the Company's election (except for the initial loans which were base rate loans). Interest rates payable upon advances are based upon the base rate or LIBOR depending on the type of loan the Company chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the Credit Agreement). The effective rate on borrowings for the three months ended November 30, 2002 was 6.3%.

The Credit Agreement contains customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on indebtedness, declaration or payment of dividends, liens, and changing the provisions of the gold consignment agreement, among other restrictions. In addition, the Credit Agreement requires that the Company meet certain financial covenants, ratios and tests, including capital expenditure limits, a maximum secured leverage ratio, a minimum interest coverage

                        AMERICAN ACHIEVEMENT CORPORATION

                                   (UNAUDITED)

(6) LONG-TERM DEBT (CONTINUED)

ratio, and a minimum fixed charge coverage ratio. The Company was in compliance with the Credit Agreement covenants as of November 30, 2002.

EARLY EXTINGUISHMENT OF DEBT

In conjunction with the issuance of the Unsecured Notes and entrance into the Senior Secured Credit Facility, the Company paid off the then outstanding term loans and revolver under the former credit facility, the bridge notes to affiliates and settled all but $25 million in notional amount of the interest rate swap agreements. During the fiscal year ended August 31, 2002, the Company recognized an extraordinary charge in February 2002 of approximately $5.3 million, net of income tax benefit, relating to the write-off of unamortized deferred financing costs. Upon adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," the Company reclassed this amount to operating expenses. Due to the termination and reclassification of interest rate swaps, the Company recorded a charge to other expense for approximately $2.6 million.

As a result of the early prepayment of certain debt obligations, the remaining interest rate swap agreement representing a notional amount of $25 million has been reclassified as a trading derivative in other current liabilities. As such, any changes in the fair value of this derivative are recognized in other income or expensed. As of November 30, 2002, the fair value of this derivative represented a liability of approximately $0.6 million and is included in current liabilities.

The Company's long-term debt outstanding as of November 30, 2002 matures as follows (in thousands):

FISCAL YEAR ENDING                                            AMOUNT MATURING
------------------                                            ---------------
2003........................................................      $     --
2004........................................................            --
2005........................................................            --
2006........................................................        25,175
2007........................................................       208,007
Thereafter..................................................            --
                                                                  --------
                                                                  $233,182
                                                                  ========


The weighted average interest rate of debt outstanding as of November 30, 2002 and August 31, 2002 was 11.0% and 11.5%, respectively.

The Company's management believes the carrying amount of long-term debt approximates fair value as of November 30, 2002 and August 31, 2002, based upon current rates offered for debt with the same or similar debt terms.

                        AMERICAN ACHIEVEMENT CORPORATION

                                   (UNAUDITED)


(7) COMMITMENTS AND CONTINGENCIES

LEASES

Certain Company facilities and equipment are leased under agreements expiring at various dates through 2008.

EMPLOYMENT CONTRACTS

The Company has employment agreements with its executive officers, the terms of which expire at various times through August 2004. Unless terminated, one executive officer's employment agreement adds one day to the term for each day that passes, and accordingly, there are always two years remaining on the term. The remaining executive officers terms can be automatically extended for an additional one year term. Such agreements, which have been revised from time-to-time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses for a certain executive that are payable if specific management goals are attained. The aggregate commitment for future salaries as of November 30, 2002, excluding bonuses, was approximately $2,200,000.

PENDING LITIGATION

The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. In management's opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's results of operations or financial position.

GOLD CONSIGNMENT AGREEMENT

Under the Company's gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $10.1 million or a borrowing base, determined based upon a percentage of gold located at the Company's facilities and other approved locations, as specified by the agreement. For the three months ended November 30, 2002 and November 24, 2001, the Company expensed consignment fees of approximately $68,000 and $60,000, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of November 30, 2002 and August 31, 2002, the Company held approximately 21,430 ounces and 14,830 ounces, respectively, of gold valued at $6.8 million and $4.6 million, respectively, on consignment.

                        AMERICAN ACHIEVEMENT CORPORATION

                                   (UNAUDITED)

(8) INCOME TAXES

For the three months ended November 30, 2002 and November 24, 2001, the Company recorded an income tax provision of $18,000 and $239,000, respectively, which represents an effective tax rate of 5% and 54%, respectively. The Company's effective tax rate for the quarter ending November 24, 2001 relates to the expected annual benefits from the net operating loss carryback attributable to Taylor Senior Holding Corp (TSHC) as a percentage of the Company's expected annual pretax loss from continuing operations. The effective tax rate for the quarter ending November 30, 2002 represents the anticipated annual tax rate primarily attributable to state taxes. No federal tax expense is anticipated as a result of the expected change in the Company's valuation allowance. No net federal income tax benefit is reflected in the income statement for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not.

(9) STOCKHOLDERS' EQUITY

During the year ended August 31, 2002, 5,500 shares of the Series A Preferred Stock of the Company were issued to an executive pursuant to a bonus provided for in fiscal 2001. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock are entitled to receive payment of the liquidation value of $100 per share plus any accrued and unpaid dividends prior to the payment of any distributions to the holders of the Common Stock of the Company. The liquidation preference of the Series A Preferred Stock totaled approximately $100,685,000 at November 30, 2002 and August 31, 2002, respectively.

STOCK-BASED COMPENSATION

During fiscal year 2002, the Company issued an option to purchase 12,500 shares of Company Common Stock at fair market value to an executive. The terms of the option are the same as provided for in the Company's 2000 Stock Option Plan, with the exception that the option vested on the date of grant.

Incentive stock options for 97,233 shares and 69,853 shares and nonqualified stock options for 2,230 and 2,230 shares of the Company's Common Stock were outstanding as of November 30, 2002 and August 31, 2002, respectively.

During the three-month period ended November 30, 2002, the Company granted 28,500 options to employees. These options have an exercise price of $6.02 per share and, accordingly, the Company did not record any related compensation expense based upon the market price of the stock on the date of grant. A portion of the options, 10,000, vested on the grant date, with the remaining options vesting ratably over a four year period.

Pursuant to an employment agreement entered into between the Company and its chief executive officer in July 1999, as amended on February 1, 2002, if the Company achieves certain EBITDA targets as defined by the agreement at any point from 2002 through 2004, the chief executive is entitled to receive up to a total of $1 million in face value of the Company's Series A Preferred Stock. In addition, the plan provided for the immediate issuance of an option to purchase 12,500 shares of the Company's common stock with a discretionary option to purchase shares. An option to purchase 12,500 shares was granted in fiscal 2002 pursuant to this plan. The executive is also entitled to receive discretionary bonuses as directed by the Board of Directors up to $300,000 annually, of which $75,000 is accrued as of November 30, 2002.

                        AMERICAN ACHIEVEMENT CORPORATION

                                   (UNAUDITED)



(10) RELATED-PARTY TRANSACTIONS

The Company entered into a management agreement on March 30, 2001 with Castle Harlan, Inc., its majority shareholder, (the "Manager"), pursuant to which the Manager agreed to provide business and organization strategy, financial and investment management and merchant and investment banking services to the Company and its subsidiaries. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The agreement is for a term of 10 years, renewable automatically from year to year unless Castle Harlan Partners III, L.P. or Castle Harlan Partners II, L.P., affiliates of the Manager, shall own less than 5 percent of the then outstanding capital stock of the Company. The Company is required to pay a management fee equal to $3,000,000, unless otherwise prohibited by the Company's Credit Agreement. Amounts paid under the management agreement totaled approximately $750,000 for the three months ended November 30, 2002 and November 24, 2001, respectively. As of November 30, 2002 and August 31, 2002, the Company had accrued management fees of approximately $750,000, respectively.

In connection with a previous acquisition, the Company has a receivable from the Castle Harlan group relating to the acquisition expenses, along with other reimbursable expenses which was to be reimbursed to the Company. The amount of such receivable was approximately $11,000 and $26,000 as of November 30, 2002 and August 31, 2002, respectively.

                        AMERICAN ACHIEVEMENT CORPORATION

                                   (UNAUDITED)

(11) BUSINESS SEGMENTS

The Company operates in two reportable business segments: scholastic products and recognition and affinity products. The principal products sold in the scholastic segment are class rings, yearbooks and graduation products, which include fine paper products and graduation accessories. The scholastic segment primarily serves the high school and college markets. The recognition and affinity segment includes publications that recognize the academic achievement of top students at the high school and college levels, jewelry commemorating family events, fan affinity jewelry and related products, and professional sports championship rings.

                                                                RECOGNITION
                                                                    AND
                                                 SCHOLASTIC       AFFINITY        TOTAL
                                                ------------    -----------    ------------
Three Months Ended November 30, 2002
  Net sales .................................   $     54,237    $    20,798    $     75,035
  Interest expense, net .....................          6,647            725           7,372
  Depreciation and amortization .............          3,123            347           3,470
  Segment operating income (loss) ...........           (447)         8,055           7,608
  Capital expenditures ......................          4,325            491           4,816
  Goodwill ..................................        111,584         50,397         161,981
  Segment assets ............................        318,082         87,630         405,712


Three Months Ended November 24, 2001
  Net sales .................................   $     52,415    $    19,186    $     71,601
  Interest expense, net .....................          5,337            593           5,930
  Depreciation and amortization .............          3,766            996           4,762
  Segment operating income (loss) ...........         (1,769)         8,143           6,374
  Capital expenditures ......................          1,902            186           2,088
  Goodwill ..................................        100,884         46,029         146,913
  Segment assets ............................        297,340         85,201         382,541


The Company's reportable segments are strategic business units that offer products to different consumer segments. Each segment is managed separately because each business requires different marketing strategies. The Company evaluates the performance of each segment based on the profit or loss from operations before income taxes, excluding nonrecurring gains or losses.

                        AMERICAN ACHIEVEMENT CORPORATION

                                   (UNAUDITED)


(12) NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 became effective for the Company in fiscal year 2003. The adoption of SFAS No. 143 did not have a significant impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that was effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt are effective for fiscal years beginning after May 15, 2002. The adoption of this standard will require the Company to reclassify certain items from extraordinary items into operating income (loss) during the second quarter.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123", which amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure requirements under SFAS No. 148 are effective for all financial statements issued for fiscal years ending after December 15, 2002. The Company is currently assessing the impact of this statement on its financial statements.

In December 2002 the FASB issued FASB Interpretation No. 45 ("FIN No. 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. FIN No. 45 becomes effective for financial statements of interim or annual periods ending after December 15, 2002.

                        AMERICAN ACHIEVEMENT CORPORATION

                                   (UNAUDITED)

(13) RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the year ended August 25, 2001, management determined that the Company should have (1) changed its revenue recognition on certain sales to independent sales representatives in order to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, effective August 27, 2000, and (2) recognized an income tax benefit related to a net operating loss carryback attributable to one of the Company's subsidiaries, during the year ended August 25, 2001. The cumulative effect of the change in accounting principle resulted in an increase of $1.8 million to the net loss for the year ended August 25, 2001. This change had no impact on the Company's cash flow from operations. As a result, the condensed consolidated financial statements for the three months ended November 24, 2001 have been restated.

A summary of the significant effects of the restatement is as follows (in thousands):


                                                  AS OF
                                            NOVEMBER 24, 2001
                                      ----------------------------
                                      AS PREVIOUSLY
                                         REPORTED      AS RESTATED
                                      -------------    -----------
Prepaids and other assets .........   $      14,890    $    18,012
Income tax receivable .............              --             --
Total assets ......................         379,419        382,541
Income tax payable ................              --            119
Deferred revenue ..................              --          5,971
Accumulated deficit ...............         (17,245)       (20,213)
Stockholders equity ...............          74,267         71,299


                                                    FOR THE THREE MONTHS
                                                   ENDED NOVEMBER 24, 2001
                                                -----------------------------
                                                AS PREVIOUSLY
                                                   REPORTED       AS RESTATED
                                                -------------     -----------
Net Sales ...................................   $      77,572     $    71,601
Cost of Sales ...............................          35,947          34,739
Gross profit ................................          41,625          36,862
Selling, general and administrative .........          32,402          30,488
Provision for income taxes ..................             120             239
Cumulative effect of change in accounting
  principle .................................              --              --

Net income ..................................           3,173             205

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

RESTATEMENT

As discussed in Note 13, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended November 24, 2001 have been restated.

The Company's Management Discussion and Analysis has been revised to reflect the effects of this restatement.

OVERVIEW

We are one of the leading manufacturers and suppliers of class rings, yearbooks, academic achievement publications and recognition and affinity jewelry in the United States. Our two principal business segments are: scholastic products and recognition and affinity products. The scholastic products segment serves the high school, college and, to a lesser extent, the elementary and junior high school markets and accounted for approximately 72.3% of our net sales for the three months ended November 30, 2002. Our scholastic products segment consists of three principal categories: class rings, yearbooks and graduation products, the last of which includes fine paper products and graduation accessories.

The recognition and affinity products segment accounted for approximately 27.7% of our net sales for the three months ended November 30, 2002. This segment provides, among other things, publications that recognize the academic achievement of top students at the high school and college levels, as well as the nation's most inspiring teachers, jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

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

MILESTONE ACQUISITION. On July 9, 2002, we acquired all the outstanding stock and warrants of Milestone for a total purchase price of $15.9 million (the "Milestone Acquisition"). The Milestone Acquisition was accounted for using the purchase method of accounting. Milestone is a specialty marketer of class rings and other graduation products to the college market. Goodwill and trademarks related to Milestone are not amortized in accordance with SFAS No. 142 because the acquisition date was after June 30, 2001.

As a result of this transaction, the consolidated financial statements of the Company for the three months ended November 30, 2002 include the results of operations of Milestone for the three months ended November 30, 2002, while the consolidated financial statements of the Company for the three months ended November 24, 2001 do not include the results of operations of Milestone for the three months ended November 24, 2001.

Effective December 31, 2002, Milestone merged into Commemorative Brands, Inc., with Commemorative Brands, Inc. as the surviving entity.

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

Goodwill and Other Intangible Assets. We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested for impairment upon adoption and on an annual basis thereafter. We completed the initial impairment test and concluded that goodwill was not impaired as of November 30, 2002. The adoption of SFAS No. 142 during the first quarter of fiscal 2003 did not have a material impact on the our consolidated balance sheets or its statements of operations, shareholders' equity or cash flows.


RESULTS OF OPERATIONS

The following table sets forth selected information from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales.

                                                         THREE MONTHS ENDED
                                      ----------------------------------------------------------
                                           NOVEMBER 30, 2002              NOVEMBER 24, 2001
                                      ---------------------------    ---------------------------
                                                       % OF NET                      % OF NET
(IN THOUSANDS)                           ACTUAL          SALES          ACTUAL         SALES
                                      ------------   ------------    ------------   ------------
Net sales .........................   $     75,035          100.0%   $     71,601          100.0%
Cost of sales .....................         33,817           45.1%         34,739           48.5%
                                      ------------   ------------    ------------   ------------
  Gross profit ....................         41,218           54.9%         36,862           51.5%
Selling, general and
  administrative expenses .........         33,610           44.8%         30,488           42.6%
                                      ------------   ------------    ------------   ------------
Operating income ..................          7,608           10.1%          6,374            8.9%
Interest expense, net .............          7,372            9.8%          5,930            8.3%
                                      ------------   ------------    ------------   ------------
  Income before income taxes ......            236            0.3%            444            0.6%
Provision for income taxes ........             18            0.0%            239            0.3%
                                      ------------   ------------    ------------   ------------
Net income ........................   $        218            0.3%   $        205            0.3%
                                      ============   ============    ============   ============

THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED NOVEMBER 24, 2001.

NET SALES. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $3.4 million, or 4.8%, to $75.0 million for the three months ended November 30, 2002 from $71.6 million for the three months ended November 24, 2001. This increase in net sales was due primarily to timing of shipments.

The following details the changes in net sales during such periods by business segment.

SCHOLASTIC PRODUCTS. Net sales increased $1.8 million to $54.2 million for the three months ended November 30, 2002 from $52.4 million for the three months ended November 24, 2001. The increase in net sales was the result of timing differences from college ring shipments and high school ring deliveries made by our independent sales representatives and price increases, all totaling $5.3 million, and $1.2 million of college ring sales related to the Milestone acquisition. These increases were partially offset by a decrease of $4.6 million of timing differences from yearbook shipments as a result of the fourth quarter of fiscal year 2002 containing an extra week of heavy shipping volumes that normally would have occurred in the first quarter of fiscal year 2003.

RECOGNITION AND AFFINITY PRODUCTS. Net sales increased $1.6 million to $20.8 million for the three months ended November 30, 2002 from $19.2 million for the three months ended November 24, 2001. The increase was primarily the result of a $3.9 million increase in sales related to the ECI teacher's publication (published bi-annually versus its other publications) and price increases in ECI's publications, partially offset by a $2.7 million decrease resulting in the discontinuation of reunion services in fiscal year 2002.

GROSS PROFIT. Gross margin represents gross profit as a percentage of net sales. Gross margin was 54.9% for the three months ended November 30, 2002, a 3.4 percentage point increase from 51.5% for the three months ended November 24, 2001. The overall increase was the result an increase in class ring margins, partially offset by a lesser gross margin on the ECI teacher's publication (published bi-annually) and the discontinuation of reunion services in fiscal year 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.1 million, or 10.2%, to $33.6 million for the three months ended November 30, 2002 from $30.5 million for the three months ended November 24, 2001. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $4.2 million to $24.9 million or 33.2% of net sales, for the three months ended November 30, 2002 from $20.7 million or 28.9% of net sales, for the three months ended November 24, 2001. The increase in selling and marketing expenses as a percentage of sales is a result of the timing of expenses and additional marketing efforts for high school rings sold by independent retail jewelers and yearbooks sold by independent representatives.

General and administrative expenses for the three months ended November 30, 2002 were $8.7 million, or 11.6% of net sales, as compared to $9.8 million, or 13.7% of net sales, for the three months ended November 24, 2001. The decrease in general and administrative expenses as a percentage of sales is a result of realization of remaining synergy savings from acquisitions.

OPERATING INCOME. As a result of the foregoing, operating income was $7.6 million, or 10.1% of net sales, for the three months ended November 30, 2002 as compared with operating income of $6.4 million, or 8.9% of net sales, for the three months ended November 24, 2001. The scholastic products segment reported an operating loss of $0.5 million for the three months ended November 30, 2002 as compared with an operating loss of $1.8 million for the three months ended November 24, 2001. The recognition and affinity products segment reported operating income of $8.1 million for the three months ended November 30, 2002 as compared with operating income of $8.2 million for the three months ended November 24, 2001.

INTEREST EXPENSE, NET. Net interest expense was $7.4 million for the three months ended November 30, 2002 and $5.9 million for the three months ended November 24, 2001. The average debt outstanding for the three months ended November 30, 2002 and the three months ended November 24, 2001 was $254 million and $200 million, respectively. The weighted average interest rate of debt outstanding for the three months ended November 30, 2002 and the three months ended November 24, 2001 was 11.0% and 11.8%, respectively.

PROVISION (BENEFIT) FOR INCOME TAXES. For the three months ended November 30, 2002 and November 24, 2001, the Company recorded an income tax provision of $18,000 and $239,000, respectively, which represents an effective tax rate of 5% and 54%, respectively. The Company's effective tax rate for the quarter ending November 24, 2001 relates to the expected annual benefits from the net operating loss carryback attributable to Taylor Senior Holding Corp (TSHC) as a percentage of the Company's expected annual pretax loss from continuing operations. The effective tax rate for the quarter ending November 30, 2002 represents the anticipated annual tax rate primarily attributable to state taxes. No federal tax expense is anticipated as a result of the expected change in the Company's valuation allowance. No net federal income tax benefit is reflected in the income statement for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not.

NET INCOME. As a result of the foregoing, we reported net income of $218,000 for the three months ended November 30, 2002 as compared to net income of $205,000 for the three months ended November 24, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. Operating activities provided cash of $15.8 million for the three months ended November 30, 2002 as compared with $5.6 million for the three months ended November 24, 2001. The $10.2 million increase in cash provided by operating activities was primarily attributable to an increase in customer deposits of $6.6 million, an increase in accounts payable and accrued expenses of $3.8 million and a decrease in prepaid expenses and other current assets of $6.2 million. These items were partially offset by an increase in inventories of $2.6 million, a decrease in deferred revenue of $2.5 million, and a decrease in depreciation and amortization expense of $1.3 million.

INVESTING ACTIVITIES. Capital expenditures for the three months ended November 30, 2002 and November 24, 2001 were $4.8 million and $2.1 million, respectively. Our projected capital expenditures for 2003 are expected to be approximately $12.0 million.

FINANCING ACTIVITIES. Net cash used in financing activities was $9.0 million for the three months ended November 30, 2002 and net cash used in financing activities was $1.3 million for the three months ended November 24, 2001. For the three months ended November 30, 2002, cash was generated from customer deposits and payments and used to pay down $9.0 million of the revolver facility. For the three months ended November 24, 2001, payments were made on the term loan facility and partially offset by borrowings on the revolver.

CAPITAL RESOURCES. In February 2002, the Company issued $177 million of Unsecured Notes due in 2007 and entered into a new $40 million Senior Secured Credit Facility. As of November 30, 2002, $16.2 million under the Senior Secured Credit Facility was outstanding.

In connection with the Taylor Acquisition, CBI signed a gold consignment financing agreement with a bank. Under its gold consignment financing agreement, CBI has the ability to have on consignment the lowest of (i) the dollar value of 27,000 troy ounces of gold, (ii) $10.1 million and (iii) a borrowing base, determined based upon a percentage of gold located at CBI's facilities and other approved locations, as specified by the agreement. Under the terms of the consignment arrangement, CBI does not own the consigned gold nor have risk of loss related to such inventory until the money is received by the bank from CBI in payment for the gold purchased. Accordingly, CBI does not include the values of consigned gold in its inventory or the corresponding liability for financial statement purposes. As a result, as of November 30, 2002 and November 24, 2001, CBI held approximately 21,430 ounces and 14,830 ounces, respectively, of gold valued at $6.8 million and $4.6 million, respectively, on consignment from the bank.

Cash generated from operating activities and availability under our Senior Secured Credit Facility and our prior facilities, which were paid off in February 2002, have been our principal sources of liquidity. Our liquidity needs arise primarily from debt service, working capital, capital expenditure and general corporate requirements. As of November 30, 2002 we had approximately $21.6 million available under our Senior Secured Credit Facility.

We believe that cash flow from our operating activities combined with the availability of funds under our senior secured credit facility will be sufficient to support our operations and liquidity requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 became effective for the Company in fiscal year 2003. The adoption of SFAS No. 143 did not have a significant impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that was effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64,

Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt are effective for fiscal years beginning after May 15, 2002. The adoption of this standard will require the Company to reclassify certain items from extraordinary items into operating income (loss) during the second quarter.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123", which amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure requirements under SFAS No. 148 are effective for all financial statements issued for fiscal years ending after December 15, 2002. The Company is currently assessing the impact of this statement on its financial statements.

In December 2002 the FASB issued FASB Interpretation No. 45 ("FIN No. 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. FIN No. 45 becomes effective for financial statements of interim or annual periods ending after December 15, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. We have market risk exposure from changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments and through the use of interest rate swaps. Our Senior Secured Facility and our gold consignment facility are variable rate facilities. The interest rates under these facilities are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. Upon the issuance of the Unsecured Notes and the Senior Secured Credit Facility on February 20, 2002, we terminated approximately $1.7 million of our existing swap agreements and interest rate swaps representing a notional amount of $25.0 million remained in place. As of November 30, 2002, the fair value of this derivative represented a liability of approximately $0.6 million.

Our derivatives and other financial instruments subject to interest rate risk consist of long-term debt, an interest rate swap and notional amount under the gold consignment agreement. The net market value of these financial instruments at November 30, 2002 represented a net liability of $23.6 million.

SEMI-PRECIOUS STONES. We purchase the majority of our semi-precious stones from a single source supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The purchases are payable in Euros. In order to hedge our market risk, we have from time-to-time purchased forward currency contracts. During the three months ended November 30, 2002, we did not purchase any forward contracts.

GOLD. We purchase all of our gold requirements from The Bank of Nova Scotia through our revolving credit and gold consignment agreement. We consign the majority of our gold from The Bank of Nova Scotia and pay for gold as the product is shipped to customers and as required by the terms of the gold consignment agreement. As of November 30, 2002, we had hedged a majority of our gold requirements for the fiscal year ending August 31, 2003 by covering the majority of our estimated gold requirements through the purchase of gold options.

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. The Company monitors all claims, and the Company accrues for those, if any, which management believes may be adversely decided against the Company and result in money damages to a third party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002



(b) Reports on Form 8-K

A Form 8-K/A dated October 1, 2002, amending Item 7 of the Company's Current Report on Form 8-K dated July 15, 2002 to include the required financial statements of Milestone Marketing Incorporated and the required pro forma financial information.

                        AMERICAN ACHIEVEMENT CORPORATION
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 10, 2003.



                                   AMERICAN ACHIEVEMENT CORPORATION

                                   By:              /s/ DAVID G. FIORE
                                        ---------------------------------------
                                                      David G. Fiore
                                                 CHIEF EXECUTIVE OFFICER

                                   By:             /s/ SHERICE P. BENCH
                                        ---------------------------------------
                                                     Sherice P. Bench
                                                 CHIEF FINANCIAL OFFICER

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                              (18 U.S.C. SEC. 1350)

I, David G. Fiore, President and Chief Executive Officer of American Achievement Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Achievement Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003


                                   /s/ DAVID G. FIORE
                                   --------------------------------------
                                   Name: David G. Fiore
                                   Title: President and Chief Executive
                                   Officer

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                              (18 U.S.C. SEC. 1350)

I, Sherice P. Bench, Chief Financial Officer of American Achievement Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-K of American Achievement Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003



                                   /s/ SHERICE P. BENCH
                                   --------------------------------------
                                   Name: Sherice P. Bench
                                   Title: Chief Financial Officer

                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                          DESCRIPTION
        -------                         -----------

         99.1     CEO Certification Pursuant to 18 U.S.C. Section 1350, As
                  Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of
                  2002

         99.2     CFO Certification Pursuant to 18 U.S.C. Section 1350, As
                  Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of
                  2002