Form 10-Q
period 2003-03-01
AMERICAN ACHIEVEMENT CORP
filed 2003-04-14
CIK 1168468

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2003

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

                         809,351 SHARES OF COMMON STOCK
               (Number of shares outstanding as of March 1, 2003)

                        AMERICAN ACHIEVEMENT CORPORATION
                  FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2003
                                      INDEX

                                                                           PAGE
                                                                         --------
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements and Notes

          Condensed Consolidated Balance Sheets--
          As of March 1, 2003 (unaudited) and August 31, 2002.........      3

          Condensed Consolidated Statements of Operations--
          For the Three Months Ended March 1, 2003 (unaudited) and
          February 23, 2002 (unaudited)...............................      4

          Condensed Consolidated Statements of Operations--
          For the Six Months Ended March 1, 2003 (unaudited) and
          February 23, 2002 (unaudited)...............................      5

          Condensed Consolidated Statements of Cash Flows--
          For the Six Months Ended March 1, 2003 (unaudited) and
          February 23, 2002 (unaudited)...............................      6

          Notes to Condensed Consolidated Financial Statements
          (unaudited).................................................     7-17

Item 2.   Management's Discussion and Analysis of Financial Condition     18-25
          and Results of Operations...................................

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................      26

Item 4.   Controls and Procedures.....................................      27

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................      28

Item 2.   Changes in Securities and Use of Proceeds...................      28

Item 3.   Defaults Upon Senior Securities.............................      28

Item 4.   Submission of Matters to a Vote of Security Holders.........      28

Item 6.   Exhibits and Reports on Form 8-K............................      28

SIGNATURES............................................................      29

                          PART I. FINANCIAL INFORMATION
         ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                        AMERICAN ACHIEVEMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       MARCH 1,        AUGUST 31,
                                                                         2003             2002
                                                                    -------------    -------------
                               ASSETS                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents .....................................   $       3,228    $       1,562
  Accounts receivable, net of allowance for doubtful
     accounts of $3,944 and $3,578 ..............................          41,853           46,326
  Income tax receivable .........................................             738              738
  Inventories, net ..............................................          38,245           25,427
  Prepaid expenses and other current assets, net ................          23,378           28,021
                                                                    -------------    -------------
    Total current assets ........................................         107,442          102,074

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $45,056 and $38,593 ...........................          67,087           66,592
TRADEMARKS ......................................................          41,855           41,855
GOODWILL ........................................................         162,059          159,308
OTHER ASSETS, net of accumulated amortization of $6,336 and
  $5,701 ........................................................          27,850           31,797
                                                                    -------------    -------------
    Total assets ................................................   $     406,293    $     401,626
                                                                    =============    =============
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank overdraft ................................................   $       3,380    $       4,324
  Accounts payable ..............................................           7,088            9,364
  Customer deposits .............................................          52,125           23,649
  Accrued expenses ..............................................          26,165           24,773
  Deferred revenue ..............................................           3,866            6,515
  Accrued interest ..............................................           4,233            4,138
                                                                    -------------    -------------
    Total current liabilities ...................................          96,857           72,763

LONG-TERM DEBT, net of current portion ..........................         223,631          242,117
OTHER LONG-TERM LIABILITIES .....................................           6,577            4,642
                                                                    -------------    -------------
    Total liabilities ...........................................         327,065          319,522
REDEEMABLE MINORITY INTEREST IN SUBSIDIARY ......................          17,450           16,850
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Series A preferred stock, $.01 par value, 1,200,000 shares authorized, 1,006,847 shares issued and outstanding;
    liquidation preference of approximately $100,685 ............              10               10
  Common stock, $.01 par value, 1,250,000 shares authorized,
    809,351 shares issued and outstanding .......................               8                8
  Additional paid-in capital ....................................          95,310           95,310
  Accumulated deficit ...........................................         (31,451)         (27,941)
  Accumulated other comprehensive loss ..........................          (2,099)          (2,133)
                                                                    -------------    -------------
    Total stockholders' equity ..................................          61,778           65,254
                                                                    -------------    -------------
    Total liabilities and stockholders' equity ..................   $     406,293    $     401,626
                                                                    =============    =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                    ----------------------------
                                                                      MARCH 1,      FEBRUARY 23,
                                                                        2003            2002
                                                                    ------------    ------------
Net sales .......................................................   $     59,407    $     54,981
Cost of sales ...................................................         23,955          22,541
                                                                    ------------    ------------
  Gross profit ..................................................         35,452          32,440

Selling, general and administrative expenses ....................         31,427          31,972
Loss on early extinguishment of debt ............................             --           5,650
                                                                    ------------    ------------
  Operating income (loss) .......................................          4,025          (5,182)
Interest expense, net ...........................................          7,171           5,282
Other expense ...................................................             --           2,609
                                                                    ------------    ------------
  Loss before income taxes ......................................         (3,146)        (13,073)
Benefit for income taxes ........................................            (18)         (1,507)
                                                                    ------------    ------------
  Net loss ......................................................         (3,128)        (11,566)
Preferred dividends .............................................            300             300
                                                                    ------------    ------------
  Net loss applicable to common stockholders ....................   $     (3,428)   $    (11,866)
                                                                    ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             FOR THE SIX MONTHS ENDED
                                                           -----------------------------
                                                             MARCH 1,       FEBRUARY 23,
                                                               2003              2002
                                                           -------------    -------------
Net sales ..............................................   $     134,442    $     126,582
Cost of sales ..........................................          57,772           57,280
                                                           -------------    -------------
  Gross profit .........................................          76,670           69,302

Selling, general and administrative expenses ...........          65,037           62,460
Loss on early extinguishment of debt ...................              --            5,650
                                                           -------------    -------------
  Operating income .....................................          11,633            1,192
Interest expense, net ..................................          14,543           11,212
Other expense ..........................................              --            2,609
                                                           -------------    -------------
  Loss before income taxes .............................          (2,910)         (12,629)
Benefit for income taxes ...............................              --           (1,268)
                                                           -------------    -------------
  Net loss .............................................          (2,910)         (11,361)
Preferred dividends ....................................             600              600
                                                           -------------    -------------
  Net loss applicable to common stockholders ...........   $      (3,510)   $     (11,961)
                                                           =============    =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      FOR THE SIX MONTHS ENDED
                                                                    ----------------------------
                                                                      MARCH 1,      FEBRUARY 23,
                                                                        2003            2002
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................   $     (2,910)   $    (11,361)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
    Loss on early extinguishment of debt ........................             --           5,650
    Depreciation and amortization ...............................          7,302           9,575
    Amortization of debt discount and deferred financing
      fees ......................................................          1,040             549
    Provision for doubtful accounts .............................            366             653
Changes in assets and liabilities-
      Decrease in accounts receivable ...........................          4,107           7,374
      Increase in inventories, net ..............................        (12,818)        (12,144)
      Decrease in prepaid expenses and other current assets .....          4,643             460
      Increase in other assets ..................................           (445)           (848)
      Increase in customer deposits .............................         28,476          23,012
      Increase (decrease) in deferred revenue ...................         (2,649)          1,039
      Increase (decrease) in accounts payable, accrued
        expenses, and other long-term liabilities ...............          1,180            (963)
                                                                    ------------    ------------
    Net cash provided by operating activities ...................         28,292          22,996
                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ....................         (7,006)         (3,736)
                                                                    ------------    ------------
    Net cash used in investing activities .......................         (7,006)         (3,736)
                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuance ...................................             --         167,318
  Payments on term loan facility, net ...........................             --        (121,400)
  Payment of bridge notes to affiliate ..........................             --         (28,383)
  Payments on revolver, net .....................................        (18,676)        (33,859)
  Decrease of bank overdraft ....................................           (944)           (325)
                                                                    ------------    ------------
      Net cash used in financing activities .....................        (19,620)        (16,649)
                                                                    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......................          1,666           2,611
CASH AND CASH EQUIVALENTS, beginning of period ..................          1,562           2,636
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period ........................   $      3,228    $      5,247
                                                                    ============    ============
SUPPLEMENTAL DISCLOSURE
  Cash paid during the period for--
    Interest ....................................................   $     13,414    $     13,282
                                                                    ============    ============
    Income taxes ................................................   $        112    $        566
                                                                    ============    ============
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Accrued preferred stock dividends .............................   $        600    $        600
                                                                    ============    ============
  Issuance of stock in settlement of obligation .................   $         --    $        550
                                                                    ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The condensed consolidated financial statements include the accounts of American Achievement Corporation and its direct and indirect subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The 11 5/8% Senior Unsecured Notes Due 2007 (the "Unsecured Notes") are guaranteed by every direct and indirect domestic subsidiary of the American Achievement Corporation. The guarantees by the guarantor subsidiaries are full, unconditional, and joint and several. All of the guarantor subsidiaries are wholly owned, with the exception of Commemorative Brands, Inc., which is majority owned. American Achievement Corporation is a holding company with no independent assets or operations other than its investment in its subsidiaries.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months and six months ended March 1, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2003.

2. AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which revises the accounting for purchased goodwill and intangible assets, effective September 1, 2002. This Statement was applied to all goodwill and other intangible assets recognized on the balance sheet, regardless of when those assets were initially recorded. Effective September 1, 2002, goodwill and trademarks were no longer amortized. Goodwill was $162,059 and $159,308 at March 1, 2003 and August 31, 2002, respectively, and trademarks were $41,855 at March 1, 2003 and August 31, 2002. During the six months ended March 1, 2003, goodwill increased primarily due to a $2.4 million reclassification of work force in place from other intangible assets.

The impact of the implementation of SFAS No. 142 and comparison to the prior year period is as follows:


                                  FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                 ----------------------------    ----------------------------
                                   MARCH 1,      FEBRUARY 23,      MARCH 1,      FEBRUARY 23,
                                     2003            2002            2003            2002
                                 ------------    ------------    ------------    ------------
Reported net loss ............   $     (3,128)   $    (11,566)   $     (2,910)   $    (11,361)
  Add: goodwill amortization ...           --           1,015              --           2,019

  Add: trademark amortization ..           --             385              --             771
                                 ------------    ------------    ------------    ------------
Pro forma net loss ...........   $     (3,128)   $    (10,166)   $     (2,910)   $     (8,571)
                                 ============    ============    ============    ============

                        AMERICAN ACHIEVEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

2. AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

The Company includes other intangible assets subject to amortization in other assets on the balance sheet. The other intangible assets subject to amortization are as follows:

                                                                          ACCUMULATED
                                                           GROSS ASSET    AMORTIZATION      NET ASSET
                                                           ------------   ------------    ------------
At March 1, 2003
  Deferred financing costs .............................   $     10,211   $     (2,353)   $      7,858
  Customer lists and distribution contracts ............         16,072         (3,983)         12,089
                                                           ------------   ------------    ------------
    Total intangible assets subject to amortization ....   $     26,283   $     (6,336)   $     19,947
                                                           ============   ============    ============

At August 31, 2002
  Deferred financing costs .............................   $     10,151   $     (1,503)   $      8,648
  Customer lists and distribution contracts ............         16,072         (3,193)         12,879
                                                           ------------   ------------    ------------
    Total intangible assets subject to amortization ....   $     26,223   $     (4,696)   $     21,527
                                                           ============   ============    ============

Total amortization on intangible assets above was $808 and $1,640 for the three months and six months ended March 1, 2003, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2003 through 2007 is approximately $3.3 million each year.


3. SIGNIFICANT ACQUISITIONS

Effective July 15, 2002, American Achievement purchased all the outstanding stock and warrants of Milestone Marketing Incorporated ("Milestone") for a total purchase price of $16.3 million. The acquisition of Milestone was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair values. Milestone is a specialty marketer of class rings and other graduation products to the college market. Effective December 31, 2002, Milestone merged into Commemorative Brands, Inc. ("CBI"), with CBI as the surviving entity. In conjunction with the merger, for each share of Milestone common stock held by the Company, the Company received one share of CBI common stock. The existing common stock and warrants of Milestone were cancelled in connection with this transaction.

The estimated fair value of assets acquired and liabilities assumed relating to the Milestone acquisition, which is preliminary and subject to further refinements in accordance with accounting principles generally accepted in the United States of America, is summarized below:

Working capital ..................................................   $     (2,413)
Property, plant and equipment ....................................            113
Other intangibles ................................................          2,500
Goodwill .........................................................         16,047
Other long-term assets ...........................................             28
                                                                     ------------
                                                                     $     16,275
                                                                     ============

                        AMERICAN ACHIEVEMENT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

3. SIGNIFICANT ACQUISITIONS (CONTINUED)

During the six months ended March 1, 2003, goodwill was increased by approximately $378 primarily related to professional services incurred in connection with the Milestone acquisition. Goodwill and trademarks related to Milestone are not amortized in accordance with SFAS No. 142.

As a result of this transaction, the consolidated financial statements of the Company include the results of operations of Milestone for the three months and six months ended March 1, 2003, while the consolidated financial statements of the Company do not include the results of operations of Milestone for the three months and six months ended February 23, 2002.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Milestone acquisition had been completed as of August 26, 2001:

                                                     FOR THE THREE    FOR THE SIX
                                                     MONTHS ENDED     MONTHS ENDED
                                                     -------------    ------------
                                                     FEBRUARY 23,     FEBRUARY 23,
                                                         2002           2002
                                                     ------------     ------------
                                                      (UNAUDITED)     (UNAUDITED)
Net sales ........................................   $     56,123     $    129,162
Net loss applicable to common stockholders .......        (12,613)         (13,349)

4. COMPREHENSIVE INCOME (LOSS)

Beginning with fiscal year 2001, the effective portion of the loss on derivatives and unrecognized losses on accrued minimum pension liabilities were included in other comprehensive income (loss). The following amounts were included in determining the Company's comprehensive income (loss) for the three and six month periods ended March 1, 2003 and February 23, 2002.

                                                            FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                           ----------------------------    ----------------------------
                                                             MARCH 1,      FEBRUARY 23,      MARCH 1,      FEBRUARY 23,
                                                               2003            2002            2003           2002
                                                           ------------    ------------    ------------    ------------
Net loss ...............................................   $     (3,128)   $    (11,566)   $     (2,910)   $    (11,361)
Change in effective portion
   of derivative loss ..................................             --              --              --             (78)
Reclass into earnings for
   derivative reclassification .........................             --           2,232              --           2,232
Adjustment in minimum pension
   liability ...........................................             34          (1,654)             34          (1,654)
                                                           ------------    ------------    ------------    ------------
Total comprehensive loss ...............................   $     (3,094)   $    (10,988)   $     (2,876)   $    (10,861)
                                                           ============    ============    ============    ============

                        AMERICAN ACHIEVEMENT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5. INVENTORIES, NET

A summary of inventories, net is as follows:

                                                     MARCH 1,       AUGUST 31,
                                                      2003             2002
                                                  ------------     ------------
Raw materials ................................    $      9,344     $      8,781
Work in process ..............................          21,040            8,171
Finished goods ...............................           9,056            8,653
Less--reserves ...............................          (1,195)            (178)
                                                  ------------     ------------
                                                  $     38,245     $     25,427
                                                  ============     ============

Cost of sales includes depreciation and amortization of $2,537 and $1,995 for the three months ended March 1, 2003 and February 23, 2002, respectively. Cost of sales includes depreciation and amortization of $4,791 and $3,902 for the six months ended March 1, 2003 and February 23, 2002, respectively.


6. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                      MARCH 1,      AUGUST 31,
                                                                        2003           2002
                                                                    ------------   ------------
11 5/8% Senior unsecured notes due 2007 (net of unamortized
  discount of $1,223 and $1,413) ................................   $    175,777   $    175,587
11% Senior subordinated notes due 2007 ..........................         41,355         41,355
Senior secured credit facility ..................................          6,499         25,175
                                                                    ------------   ------------

Total long-term debt ............................................   $    223,631   $    242,117
                                                                    ============   ============

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

                        AMERICAN ACHIEVEMENT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


6. LONG-TERM DEBT (CONTINUED)

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

The Unsecured Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the AAC Indenture). In addition, the Unsecured Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the AAC Indenture). The Unsecured Notes also require that the Company meet certain financial covenants including a minimum fixed charge coverage ratio (as defined in the AAC Indenture). The Company was in compliance with the Unsecured Notes covenants as of March 1, 2003.

11% SENIOR SUBORDINATED NOTES

Commemorative Brands, Inc.'s ("CBI") 11% senior subordinated notes (the "Subordinated Notes") mature on January 15, 2007. The Subordinated Notes are redeemable at the option of CBI in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5 percent of the principal amount thereof if redeemed during 2002 and declining to 100 percent of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages as defined in the indenture relating to the Subordinated Notes, as amended (the "CBI Indenture"), if any, thereon to the date of redemption. The Company has not redeemed any of the Subordinated Notes as of March 1, 2003.

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

                        AMERICAN ACHIEVEMENT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

6. LONG-TERM DEBT (CONTINUED)

The Subordinated Notes contain certain covenants that, among other things, limit the ability of CBI to engage in certain business transactions such as mergers, consolidations or sales of assets that would decrease the value of CBI or cause an event of default. The Company was in compliance with the Subordinated Notes covenants as of March 1, 2003.


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

Availability under the Senior Secured Credit Facility is restricted to the lesser of (1) $40 million or (2) the Borrowing Base Amount as defined in the credit agreement under the Senior Secured Credit Facility (the "Credit Agreement"). Availability under the Senior Secured Credit Facility as of March 1, 2003 was approximately $31.3 million with $6.5 million borrowings outstanding. The Senior Secured Credit Facility matures on February 20, 2006.

Advances under the Senior Secured Credit Facility may be made as base rate loans or LIBOR loans at the Company's election (except for the initial loans which were base rate loans). Interest rates payable upon advances are based upon the base rate or LIBOR depending on the type of loan the Company chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the Credit Agreement). The effective rate on borrowings for the six months ended March 1, 2003 was 7.3%.

The Credit Agreement contains customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on indebtedness, declaration or payment of dividends, liens, and changing the provisions of the gold consignment agreement, among other restrictions. In addition, the Credit Agreement requires that the Company meet certain financial covenants, ratios and tests, including capital expenditure limits, a maximum secured leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio. The Company was in compliance with the Credit Agreement covenants as of March 1, 2003.

EARLY EXTINGUISHMENT OF DEBT

In conjunction with the issuance of the Unsecured Notes and entrance into the Senior Secured Credit Facility, the Company paid off the then outstanding term loans and revolver under the former credit facility, the bridge notes to affiliates and settled all but $25 million in notional amount of the interest rate swap agreements. During the fiscal year ended August 31, 2002, the Company recognized an extraordinary charge in February 2002 of approximately $5.7 million, net of income tax benefit, relating to the write-off of unamortized deferred financing costs. Upon adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," the Company reclassed this amount to operating expenses. Due to the termination and reclassification of interest rate swaps, the Company recorded a charge to other expense of approximately $2.6 million.

                        AMERICAN ACHIEVEMENT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

6. LONG-TERM DEBT (CONTINUED)

As a result of the early prepayment of certain debt obligations, the remaining interest rate swap agreement representing a notional amount of $25 million has been reclassified as a trading derivative in other current liabilities. As such, any changes in the fair value of this derivative are recognized in other income or expense. As of March 1, 2003, the fair value of this derivative represented a liability of approximately $325 and is included in current liabilities.

The Company's long-term debt outstanding as of March 1, 2003 matures as follows:

FISCAL YEAR ENDING                                                 AMOUNT MATURING
------------------                                                 ---------------
2003 ..........................................................     $         --
2004 ..........................................................               --
2005 ..........................................................               --
2006 ..........................................................            6,499
2007 ..........................................................          217,132
Thereafter ....................................................               --
                                                                    ------------
                                                                    $    223,631
                                                                    ============

The weighted average interest rate of debt outstanding as of March 1, 2003 and August 31, 2002 was 11.7% and 11.5%, respectively.

The Company's management believes the carrying amount of long-term debt approximates fair value as of March 1, 2003 and August 31, 2002, based upon current rates offered for debt with the same or similar debt terms.

7. COMMITMENTS AND CONTINGENCIES

LEASES

Certain Company facilities and equipment are leased under agreements expiring at various dates through 2008.

EMPLOYMENT CONTRACTS

The Company has employment agreements with its executive officers, the terms of which expire at various times through July 2005. Unless terminated, one executive officer's employment agreement adds one day to the term for each day that passes, and accordingly, there are always two years remaining on the term. The remaining executive officers terms can be automatically extended for an additional one year term. Such agreements, which have been revised from time-to-time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses for a certain executive that are payable if specific management goals are attained. The aggregate commitment for future salaries as of March 1, 2003, excluding bonuses, was approximately $2.7 million.

PENDING LITIGATION

The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. In management's opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's results of operations or financial position.

                        AMERICAN ACHIEVEMENT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

GOLD CONSIGNMENT AGREEMENT

Under the Company's gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $10.1 million or a borrowing base, determined based upon a percentage of gold located at the Company's facilities and other approved locations, as specified by the agreement. For the three months ended March 1, 2003 and February 23, 2002, the Company expensed consignment fees of approximately $74 and $57, respectively. For the six months ended March 1, 2003 and February 23, 2002, the Company expensed consignment fees of approximately $142 and $117, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of March 1, 2003 and August 31, 2002, the Company held approximately 17,648 ounces and 14,830 ounces, respectively, of gold valued at $6.1 million and $4.6 million, respectively, on consignment.

8. INCOME TAXES

For the year ending August 30, 2003, the annual effective tax rate is expected to be 5% on pretax income from operations. The effective tax rate shown for each quarter of the fiscal years ended 2003 and 2002 may fluctuate due to limitations on the maximum year-to-date tax benefits allowed to be recorded. For the six months ended March 1, 2003 and February 23, 2002, the Company recorded an income tax benefit of $0 and $1,268, respectively, which represents an effective tax rate of none and 18%, respectively. The effective tax rate for the six months ending March 1, 2003 represents the anticipated annual tax rate primarily attributable to state taxes. No federal tax expense is anticipated as a result of the expected change in the Company's valuation allowance. No net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. The Company's effective tax rate for the six months ending February 23, 2002 related to the expected annual benefits from the net operating loss carryback attributable to Taylor Senior Holding Corp (TSHC) as a percentage of the Company's expected annual pretax loss from continuing operations.


9. STOCKHOLDERS' EQUITY

During the year ended August 31, 2002, 5,500 shares of the Series A Preferred Stock of the Company were issued to an executive pursuant to a bonus provided for in fiscal 2001. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock are entitled to receive payment of the liquidation value of $100 per share plus any accrued and unpaid dividends prior to the payment of any distributions to the holders of the Common Stock of the Company. The liquidation preference of the Series A Preferred Stock totaled approximately $100,685 at March 1, 2003 and August 31, 2002, respectively.

STOCK-BASED COMPENSATION

During fiscal year 2002, the Company issued an option to purchase 12,500 shares of Company Common Stock at fair market value to an executive. The terms of the option are the same as provided for in the Company's 2000 Stock Option Plan, with the exception that the option vested on the date of grant.

                        AMERICAN ACHIEVEMENT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


9. STOCKHOLDERS' EQUITY (CONTINUED)

Incentive stock options for 97,233 shares and 69,853 shares and nonqualified stock options for 2,230 and 2,230 shares of the Company's Common Stock were outstanding as of March 1, 2003 and August 31, 2002, respectively.

During the six-month period ended March 1, 2003, the Company granted 28,500 options to employees. These options have an exercise price of $6.02 per share and, accordingly, the Company did not record any related compensation expense based upon the fair market value of the stock on the date of grant. A portion of the options, 10,000, vested on the grant date, with the remaining options vesting ratably over a four year period.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss applicable to common stockholders for the periods ended March 1, 2003 and February 23, 2002 would not have been materially impacted.

Pursuant to an employment agreement entered into between the Company and its chief executive officer in July 1999, as amended on February 1, 2002, if the Company achieves certain EBITDA targets as defined by the agreement at any point from 2002 through 2004, the chief executive is entitled to receive up to a total of $1 million in face value of the Company's Series A Preferred Stock. In addition, the plan provided for the immediate issuance of an option to purchase 12,500 shares of the Company's common stock with a discretionary option to purchase shares. An option to purchase 12,500 shares was granted in fiscal 2002 pursuant to this plan. The executive is also entitled to receive discretionary bonuses as directed by the Board of Directors up to $300 annually, of which $150 has been accrued as of March 1, 2003.

10. RELATED PARTY TRANSACTIONS

The Company entered into a management agreement on March 30, 2001 with Castle Harlan, Inc., its majority shareholder, (the "Manager"), pursuant to which the Manager agreed to provide business and organization strategy, financial and investment management and merchant and investment banking services to the Company and its subsidiaries. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The agreement is for a term of 10 years, renewable automatically from year to year unless Castle Harlan Partners III, L.P. or Castle Harlan Partners II, L.P., affiliates of the Manager, shall own less than 5 percent of the then outstanding capital stock of the Company. The Company is required to pay a management fee equal to $3.0 million, unless otherwise prohibited by the Company's Credit Agreement. Amounts paid under the management agreement totaled approximately $0 and $325 for the three months ended March 1, 2003 and February 23, 2002, respectively. Amounts paid under the management agreement totaled approximately $750 and $1,075 for the six months ended March 1, 2003 and February 23, 2002, respectively. As of March 1, 2003 and August 31, 2002, the Company had accrued management fees of approximately $1,500 and $750, respectively.

In connection with a previous acquisition, the Company has a receivable from the Castle Harlan group relating to the acquisition expenses, along with other reimbursible expenses which was to be reimbursed to the Company. The amount of such receivable was approximately $11 and $26 as of March 1, 2003 and August 31, 2002, respectively.

                        AMERICAN ACHIEVEMENT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

11. BUSINESS SEGMENTS

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


                                                                               RECOGNITION
                                                                SCHOLASTIC     AND AFFINITY        TOTAL
                                                               ------------    ------------    ------------
Three Months Ended March 1, 2003
    Net sales ..............................................   $     53,161    $      6,246    $     59,407
    Interest expense, net ..................................          6,442             729           7,171
    Depreciation and amortization ..........................          3,449             383           3,832
    Segment operating income (loss) ........................          4,130            (105)          4,025
    Capital expenditures ...................................          1,964             226           2,190
    Goodwill ...............................................        115,074          46,985         162,059
    Segment assets .........................................        318,834          87,459         406,293

Three Months Ended February 23, 2002
    Net sales ..............................................   $     49,658    $      5,323    $     54,981
    Interest expense, net ..................................          3,394           1,888           5,282
    Depreciation and amortization ..........................          3,712           1,102           4,814
    Segment operating loss .................................         (1,947)         (3,235)         (5,182)
    Capital expenditures ...................................          1,460             188           1,648
    Goodwill ...............................................        100,034          45,712         145,746
    Segment assets .........................................        300,583          87,604         388,187

Six Months Ended March 1, 2003
    Net sales ..............................................   $    107,398    $     27,044    $    134,442
    Interest expense, net ..................................         13,089           1,454          14,543
    Depreciation and amortization ..........................          6,572             730           7,302
    Segment operating income ...............................          3,683           7,950          11,663
    Capital expenditures ...................................          6,289             717           7,006
    Goodwill ...............................................        115,074          46,985         162,059
    Segment assets .........................................        318,834          87,459         406,293

Six Months Ended February 23, 2002
    Net sales ..............................................   $    102,073    $     24,509    $    126,582
    Interest expense, net ..................................          8,731           2,481          11,212
    Depreciation and amortization ..........................          7,478           2,097           9,575
    Segment operating income (loss) ........................         (3,716)          4,908           1,192
    Capital expenditures ...................................          3,362             374           3,736
    Goodwill ...............................................        100,034          45,712         145,746
    Segment assets .........................................        300,583          87,604         388,187

The Company's reportable segments are strategic business units that offer products to different consumer segments. Each segment is managed separately because each business requires different marketing strategies. The Company evaluates the performance of each segment based on the profit or loss from operations before income taxes, excluding nonrecurring gains or losses.

                        AMERICAN ACHIEVEMENT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

12. NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 became effective for the Company in fiscal year 2003. The adoption of SFAS No. 143 did not have a significant impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that was effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt are effective for fiscal years beginning after May 15, 2002. The adoption of this standard required the Company to reclassify a $5.7 million loss from early extinguishment from extraordinary items into operating income (loss) for the three and six months ended February 23, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148, which is effective for fiscal years ending after December 15, 2002, provides alternative methods of transition for a voluntary change to the fair value-based method and requires more prominent and more frequent disclosures in the financial statements about the effects of stock-based compensation. At this time, the Company has elected not to adopt the voluntary expense recognition provisions of SFAS No. 123.

In December 2002 the FASB issued FASB Interpretation No. 45 ("FIN No. 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. FIN No. 45 becomes effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a significant impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Disclosure Regarding Forward-Looking Statements." "We," "us," "our," and comparable terms refer to the Company.

OVERVIEW

We are one of the leading manufacturers and suppliers of class rings, yearbooks, academic achievement publications and recognition and affinity jewelry in the United States. Our two principal business segments are: scholastic products and recognition and affinity products. The scholastic products segment serves the high school, college and, to a lesser extent, the elementary and junior high school markets and accounted for approximately 89.5% and 79.9% of our net sales for the three months and six months ended March 1, 2003, respectively. Our scholastic products segment consists of three principal categories: class rings, yearbooks and graduation products, the last of which includes fine paper products and graduation accessories.

The recognition and affinity products segment accounted for approximately 10.5% and 20.1% of our net sales for the three months and six months ended March 1, 2003, respectively. This segment provides, among other things, publications that recognize the academic achievement of top students at the high school and college levels, as well as the nation's most inspiring teachers, jewelry commemorating family events such as the birth of a child, licensing of jewelry, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

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

Milestone Acquisition. Effective July 15, 2002, we acquired all the outstanding stock and warrants of Milestone for a total purchase price of $16.3 million (the "Milestone Acquisition"). The Milestone Acquisition was accounted for using the purchase method of accounting. Milestone is a specialty marketer of class rings and other graduation products to the college market. Goodwill and trademarks related to Milestone are not amortized in accordance with SFAS No. 142.

As a result of this transaction, our consolidated financial statements include the results of operations of Milestone for the three months and six months ended March 1, 2003, while our consolidated financial statements do not include the results of operations of Milestone for the three months and six months ended February 23, 2002.

Effective December 31, 2002, Milestone merged into CBI, with CBI as the surviving entity. In conjunction with the merger, for each share of Milestone common stock held by us, we received one share of CBI common stock. The existing common stock and warrants of Milestone were cancelled in connection with this transaction.

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

         Revenue Recognition. We recognize revenue when the earnings process is complete, evidenced by an agreement between the customer and us, delivery and acceptance has occurred, collectibility is reasonably assured and pricing is fixed and determinable. In accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, the recognition of revenue and related gross profit on sales to independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue, are deferred until the independent sales representative delivers the product and title passes to our end customer. Provisions for sales returns and warranty costs are recorded at the time of sale based on historical information and current trends.

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

     Goodwill and Other Intangible Assets. We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested for impairment upon adoption and on an annual basis thereafter. We completed the initial impairment test and concluded that goodwill was not impaired as of March 1, 2003. The adoption of SFAS No. 142 during the first two quarters of fiscal 2003 did not have a material impact on our consolidated balance sheets or our statements of operations, shareholders' equity or cash flows.

RESULTS OF OPERATIONS

The following table sets forth selected information from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales.


                                              THREE MONTHS ENDED                             SIX MONTHS ENDED
                                   ----------------------------------------      ------------------------------------------
                                      MARCH 1, 2003       FEBRUARY 23, 2002         MARCH 1, 2003       FEBRUARY 23, 2002
                                   -------------------   ------------------      ------------------    --------------------
                                              % OF NET             % OF NET                 % OF NET               % OF NET
(IN THOUSANDS)                      ACTUAL      SALES     ACTUAL     SALES         ACTUAL     SALES      ACTUAL      SALES
                                   --------   --------   --------  --------      --------  --------    --------     -------
Net sales........................  $ 59,407    100.0%    $ 54,981    100.0%       $134,442    100.0%    $126,582    100.0%
Cost of sales....................    23,955     40.3%      22,541     41.0%         57,772     43.0%      57,280     45.3%
                                   --------    -----     --------    -----        --------    -----     --------    -----
  Gross profit...................    35,452     59.7%      32,440     59.0%         76,670     57.0%      69,302     54.7%
Selling, general and
  administrative expenses........    31,427     52.9%      31,972     58.2%         65,037     48.4%      62,460     49.3%
Loss on extinguishments of debt..        --      0.0%       5,650     10.3%             --      0.0%       5,650      4.5%
                                   --------    -----     --------    -----        --------    -----     --------    -----
Operating income (loss)..........     4,025      6.8%      (5,182)    (9.5)%        11,633      8.6%       1,192      0.9%
Interest expense, net............     7,171     12.1%       5,282      9.6%         14,543     10.8%      11,212      8.9%
Other expense....................        --      0.0%       2,609      4.7%             --      0.0%       2,609      2.1%
                                   --------    -----     --------    -----        --------    -----     --------    -----
  Loss before income taxes.......    (3,146)    (5.3)%    (13,073)   (23.8)%        (2,910)    (2.2)%    (12,629)   (10.1)%
Income tax benefit...............       (18)     0.0%      (1,507)    (2.7)%            --      0.0%      (1,268)    (1.0)%

Net loss.........................  $ (3,128)    (5.3)%   $(11,566)   (21.1)%      $ (2,910)    (2.2)%   $(11,361)    (9.1)%
                                   ========     ====     ========    =====        ========     ====     ========    =====


THREE MONTHS ENDED MARCH 1, 2003 COMPARED TO THREE MONTHS ENDED FEBRUARY 23,
2002

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $4.4 million, or 8.1%, to $59.4 million for the three months ended March 1, 2003 from $55.0 million for the three months ended February 23, 2002. This increase in net sales was due primarily to timing of shipments and college ring sales related to the Milestone acquisition.

The following details the changes in net sales during such periods by business segment.

         Scholastic Products. Net sales increased $3.5 million to $53.2 million for the three months ended March 1, 2003 from $49.7 million for the three months ended February 23, 2002. The increase in net sales was the result of a timing difference from early graduation products shipments and college ring sales related to the Milestone acquisition.

         Recognition and Infinity Products. Net sales increased $900,000 to $6.2 million for the three months ended March 1, 2003 from $5.3 million for the three months ended February 23, 2002. The increase was primarily due to an increase in licensing of jewelry products.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 59.7% for the three months ended March 1, 2003, a 0.7 percentage point increase from 59.0% for the three months ended February 23, 2002. The overall increase was mainly the result of an increase in margins of class rings and jewelry commemorating family events.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $600,000, or 1.7%, to $31.4 million for the three months ended March 1, 2003 from $32.0 million for the three months ended February 23, 2002. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $1.3 million to $23.1 million, or 38.9% of net sales, for the three months ended March 1, 2003 from $21.8 million, or 39.6% of net sales, for the three months ended February 23, 2002. The decrease in selling and marketing expenses as a percentage of net sales was a result of the timing of expenses, slightly offset by increased expenses related to graduation products shipments and their associated commissions.

General and administrative expenses for the three months ended March 1, 2003 were $8.3 million, or 14.0% of net sales, as compared to $10.2 million, or 18.5% of net sales, for the three months ended February 23, 2002. The decrease in general and administrative expenses as a percentage of net sales was primarily a result of the adoption of SFAS No. 142, in which goodwill and trademarks are no longer amortized.

Loss on Extinguishment of Debt. In conjunction with the issuance of the Unsecured Notes and the Senior Secured Credit Facility on February 20, 2002, the Company paid off the then outstanding term loans and revolver under the former credit facility and bridge notes to affiliates. As a result, a loss of $5.7 million was recognized for the three months ended February 23, 2002 relating to the write-off of unamortized deferred financing costs.

Operating Income (Loss). As a result of the foregoing, operating income was $4.0 million, or 6.8% of net sales, for the three months ended March 1, 2003, as compared with an operating loss of $5.2 million, or 9.5% of net sales, for the three months ended February 23, 2002. The scholastic products segment reported operating income of $4.1 million and the for the recognition and affinity products segment reported an operating loss of $100,000 for the three months ended March 1, 2003. The adoption of SFAS No. 145 required the Company to reclassify the $5.7 million loss from early extinguishment of debt into operating income (loss) for the three months ended February 23, 2002. Without this reclassification, operating income for the three months ended February 23, 2002 would have been $500,000, consisting of $3.1 million operating income from the scholastic products segment and a $2.6 million operating loss from the recognition and affinity products segment for the three months ended February 23, 2002.

Interest Expense, Net. Net interest expense was $7.2 million for the three months ended March 1, 2003 and $5.3 million for the three months ended February 23, 2002. The average debt outstanding for the three months ended March 1, 2003 and the three months ended February 23, 2002 was $236 million and $209 million, respectively. The weighted average interest rate of debt outstanding for the three months ended March 1, 2003 and the three months ended February 23, 2002 was 12.4% and 10.0%, respectively.

Other Expense. Other expense was $0 for the three months ended March 1, 2003 and $2.6 million for the three months ended February 23, 2002. The $2.6 million was a result of the termination and reclassification of the interest rate swaps that occurred in conjunction with the issuance of the Unsecured Notes and the Senior Secured Credit Facility on February 20, 2002. The remaining interest rate swap agreement representing a notional amount of $25 million has been reclassified as a trading derivative to other current liabilities. As such, any changes in the fair value of the derivative will result in a mark-to-market adjustment of the carrying value with any changes being reported to other income or loss. As of March 1, 2003, the fair value of this derivative represented a liability of approximately $325,000.

Provision (Benefit) for Income Taxes. For the year ending August 30, 2003, the annual effective tax rate is expected to be 5% on pretax income from operations. The effective tax rate shown for each quarter of the fiscal years ended 2003 and 2002 may fluctuate due to limitations on the maximum year-to-date tax benefits allowed to be recorded. For the three months ended March 1, 2003 and February 23, 2002, the Company recorded an income tax benefit of $18,000 and $1,507,000, respectively, which represents an effective tax rate of none and 20%, respectively. The effective tax rate for the quarter ended March 1, 2003 represents the anticipated annual tax rate primarily attributable to state taxes. No federal tax expense or benefit is anticipated as a result of the expected change in the Company's valuation allowance. No net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. The Company's effective tax rate for the quarter ended February 23, 2002 relates to the expected annual benefits from the net operating loss carryback attributable to Taylor Senior Holding Corp (THSC) as a percentage of the Company's expected annual pretax loss from continuing operations.

Net Loss. As a result of the foregoing, we reported a net loss of $3.1 million for the three months ended March 1, 2003 as compared to a net loss of $11.6 million for the three months ended February 23, 2002.

SIX MONTHS ENDED MARCH 1, 2003 COMPARED TO SIX MONTHS ENDED FEBRUARY 23, 2002

Net Sales. Net sales increased $7.8 million, or 6.2%, to $134.4 million for the six months ended March 1, 2003 from $126.6 million for the six months ended February 23, 2002. This increase in net sales was due primarily to timing of shipments and college ring sales related to the Milestone acquisition.

The following details the changes in net sales during such periods by business segment.

         Scholastic Products. Net sales increased $5.3 million to $107.4 million for the six months ended March 1, 2003 from $102.1 million for the six months ended February 23, 2002. The increase in net sales was the result of timing differences from high school ring deliveries made by our independent sales representatives and price increases, increases in college ring sales related to the Milestone acquisition, and timing differences of early graduation products shipments, all totaling $9.6 million. These increases were partially offset by a decrease of $4.3 million of timing differences from yearbook shipments as a result of the fourth quarter of fiscal year 2002 containing an extra week of heavy shipping volumes that normally would have occurred in the first quarter of fiscal year 2003.

         Recognition and Infinity Products. Net sales increased $2.5 million to $27.0 million for the six months ended March 1, 2003 from $24.5 million for the six months ended February 23, 2002. The increase of $4.9 million was primarily the result of an increase in sales related to the ECI teacher's publication (published bi-annually versus our annual other publications) and price increases on ECI's publications and products, as well as, an increase in licensing of jewelry products and jewelry commemorating family events, partially offset by a $2.4 million decrease resulting in the discontinuation of reunion services in fiscal year 2002.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 57.0% for the six months ended March 1, 2003, a 2.3 percentage point increase from 54.7% for the six months ended February 23, 2002. The overall increase was the result of an increase in margins of our class rings and jewelry commemorating family events, partially offset by a lesser gross margin on the ECI teacher's publication (published bi-annually) and the discontinuation of reunion services in fiscal year 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.5 million, or 4.1%, to $65.0 million for the six months ended March 1, 2003 from $62.5 million for the six months ended February 23, 2002. Selling and marketing expenses increased $5.6 million to $48.1 million, or 35.7% of net sales, for the six months ended March 1, 2003 from $42.5 million, or 33.5% of net sales, for the six months ended February 23, 2002. The increase in selling and marketing expenses as a percentage of net sales was largely a result of the timing of expenses, additional marketing efforts for high school rings sold by independent retail jewelers and yearbooks sold by independent representatives, as well as, the timing of graduation products shipments and their associated commissions expense, and increased marketing costs related to ECI's teachers publication.

General and administrative expenses for the six months ended March 1, 2003 were $17.0 million, or 12.6% of net sales, as compared to $20.0 million, or 15.8% of net sales, for the six months ended February 23, 2002. The decrease in general and administrative expenses as a percentage of sales is mainly a result of the elimination of the amortization of goodwill and trademarks as a result of the adoption of SFAS No. 142.

Loss on Extinguishment of Debt. In conjunction with the issuance of the Unsecured Notes and the Senior Secured Credit Facility on February 20, 2002, the Company paid off the then outstanding term loans and revolver under the former credit facility and bridge notes to affiliates. As a result, a loss of $5.7 million was recognized relating to the write-off of unamortized deferred financing costs.

Operating Income. As a result of the foregoing, operating income was $11.6 million, or 8.7% of net sales, for the six months ended March 1, 2003 as compared with operating income of $1.2 million, or 0.9% of net sales, for the six months ended February 23, 2002. The scholastic products segment reported operating income of $3.7 million and the for the recognition and affinity products segment reported operating income of $7.9 million for the six months ended March 1, 2003. The adoption of SFAS No. 145 required us to reclassify the $5.7 million loss from early extinguishment from extraordinary items into operating income (loss) for the six months ended February 23, 2002. Without this reclassification the operating income for the six months ended February 23, 2002 would have been $6.8 million, consisting of $1.3 million operating income from the scholastic products segment and $5.5 million operating income from the recognition and affinity products segment for the six months ended February 23, 2002.

Interest Expense, Net. Net interest expense was $14.5 million for the six months ended March 1, 2003 and $11.2 million for the six months ended February 23, 2002. The average debt outstanding for the six months ended March 1, 2003 and the six months ended February 23, 2002 was $245 million and $216 million, respectively. The weighted average interest rate of debt outstanding for the six months ended March 1, 2003 and the six months ended February 23, 2002 was 11.7% and 10.4%, respectively.

Other Expense. Other expense was $0 for the six months ended March 1, 2003 and $2.6 million for the six months ended February 23, 2002. The $2.6 million was a result of the termination and reclassification of the interest rate swaps that occurred in conjunction with the issuance of the Unsecured Notes and the Senior Secured Credit Facility on February 20, 2002. The remaining interest rate swap agreement representing a notional amount of $25 million has been reclassified as a trading derivative to other current liabilities. As such, any changes in the fair value of the derivative will result in a mark-to-market adjustment of the carrying value with any changes being reported to other income or loss. As of March 1, 2003, the fair value of this derivative represented a liability of approximately $325,000.

Provision (Benefit) for Income Taxes. For the year ending August 30, 2003, the annual effective tax rate is expected to be 5% on pretax income from operations. The effective tax rate shown for each quarter of the fiscal years ended 2003 and 2002 may fluctuate due to limitations on the maximum year-to-date tax benefits allowed to be recorded. For the six months ended March 1, 2003 and February 23, 2002, the Company recorded an income tax benefit of $0 and $1,268,000, respectively, which represents an effective tax rate of none and 18%, respectively. No federal tax expense or benefit is anticipated as a result of the expected change in the Company's valuation allowance. No net federal income tax benefit is reflected in the income statement for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. The Company's effective tax rate for the quarter ending February 23, 2002 relates to the expected annual benefits from the net operating loss carryback attributable to Taylor Senior Holding Corp (TSHC) as a percentage of the Company's expected annual pretax loss from continuing operations.

Net Loss. As a result of the foregoing, we reported a net loss of $2.9 million for the six months ended March 1, 2003 as compared to a net loss of $11.4 million for the six months ended February 23, 2002.

SEASONALITY

Our scholastic product sales tend to be seasonal. Class ring sales are highest during October through December (which overlaps our first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for class rings for delivery to students before the winter holiday season. Sales of our fine paper products are predominantly made during February through April (which overlaps our second and third fiscal quarters) for graduation in May and June. We have historically experienced operating losses during the period of our fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. Yearbook sales are highest during the months of May through June, as yearbooks are typically shipped to schools prior to the school's summer break. Our recognition and affinity product line sales are also seasonal. The majority of the sales of achievement publications are shipped in November of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of the seasonality of the class ring business on us are somewhat tempered by our relatively broad product mix. As a result of the foregoing, our working capital requirements tend to exceed our operating cash flows from July through December.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities provided cash of $28.3 million for the six months ended March 1, 2003 as compared with $23.0 million for the six months ended February 23, 2002. The $5.3 million increase in cash provided by operating activities was attributable to an increase in customer deposits of $5.5 million, a decrease in prepaid expenses, other current assets, and other assets of $4.6 million, an increase in accounts payable, accrued expenses, and other long-term liabilities of $2.1 million, and decrease in net loss net of adjustments of $0.7 million. These items were partially offset by a decrease in deferred revenue of $3.7 million, a decrease in accounts receivable of $3.3 million, and a decrease in inventories, net of $0.7 million.

Investing Activities. Capital expenditures for the six months ended March 1, 2003 and February 23, 2002 were $7.0 million and $3.7 million, respectively. Our projected capital expenditures for 2003 are expected to be approximately $12.0 million.

Financing Activities. Net cash used in financing activities was $19.6 million for the six months ended March 1, 2003 and was $16.6 million for the six months ended February 23, 2002. For the six months ended March 1, 2003, cash was generated from customer deposits and payments and used to pay down $18.7 million of the Senior Secured Credit Facility. For the six months ended February 23, 2002, payments were made on our former term loan facility and partially offset by borrowings on the revolver.

Capital Resources. In February 2002, we issued $177 million of Unsecured Notes due in 2007 and entered into a new $40 million Senior Secured Credit Facility. As of March 1, 2003, $6.5 million under the Senior Secured Credit Facility was outstanding.

In connection with the Taylor Acquisition, CBI signed a gold consignment financing agreement with a bank. Under its gold consignment financing agreement, CBI has the ability to have on consignment the lowest of (i) the dollar value of 27,000 troy ounces of gold, (ii) $10.1 million and (iii) a borrowing base, determined based upon a percentage of gold located at CBI's facilities and other approved locations, as specified by the agreement. Under the terms of the consignment arrangement, CBI does not own the consigned gold nor have risk of loss related to such inventory until the money is received by the bank from CBI in payment for the gold purchased. Accordingly, CBI does not include the values of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of March 1, 2003 and August 31, 2002, CBI held approximately 17,650 ounces and 14,830 ounces, respectively, of gold valued at $6.1 million and $4.6 million, respectively, on consignment from the bank.

Cash generated from operating activities and availability under our Senior Secured Credit Facility and our prior facilities, which were paid off in February 2002, have been our principal sources of liquidity. Our liquidity needs arise primarily from debt service, working capital, capital expenditure and general corporate requirements. As of March 1, 2003 we had approximately $31.3 million available under our Senior Secured Credit Facility.

We believe that cash flow from our operating activities combined with the availability of funds under our senior secured credit facility will be sufficient to support our operations and liquidity requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 became effective for us in fiscal year 2003. The adoption of SFAS No. 143 did not have a significant impact on our financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that was effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt are effective for fiscal years beginning after May 15, 2002. The adoption of this standard required us to reclassify a $5.7 million loss from early extinguishment from extraordinary items into operating income (loss) for the three and six months ended February 23, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148, which is effective for fiscal years ending after December 15, 2002, provides alternative methods of transition for a voluntary change to the fair value-based method and requires more prominent and more frequent disclosures in the financial statements about the effects of stock-based compensation. At this time, we have elected not to adopt the voluntary expense recognition provisions of SFAS No. 123.

In December 2002 the FASB issued FASB Interpretation No. 45 ("FIN No. 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. FIN No. 45 becomes effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a significant impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have market risk exposure from changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments and through the use of interest rate swaps. Our Senior Secured Facility and our gold consignment facility are variable rate facilities. The interest rates under these facilities are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. Upon the issuance of the Unsecured Notes and the Senior Secured Credit Facility on February 20, 2002, we terminated approximately $1.7 million of our existing swap agreements and interest rate swaps representing a notional amount of $25.0 million remained in place. As of March 1, 2003, the fair value of this derivative represented a liability of approximately $325,000.

Our derivatives and other financial instruments subject to interest rate risk consist of long-term debt, an interest rate swap and notional amount under the gold consignment agreement. The net market value of these financial instruments at March 1, 2003 represented a net liability of $12.9 million.

Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single source supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The purchases are payable in Euros. In order to hedge our market risk, we have from time-to-time purchased forward currency contracts. During the six months ended March 1, 2003, we did not purchase any forward contracts.

Gold. We purchase all of our gold requirements from The Bank of Nova Scotia through our revolving credit and gold consignment agreement. We consign the majority of our gold from The Bank of Nova Scotia and pay for gold as the product is shipped to customers and as required by the terms of the gold consignment agreement. As of March 1, 2003, we had hedged a majority of our gold requirements for the fiscal year ending August 31, 2003 by covering the majority of our estimated gold requirements through the purchase of gold options.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although management believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Any change in or adverse development, including the following factors, may impact the achievement of results in or accuracy of forward-looking statements: the price of gold and precious, semiprecious and synthetic stones; the Company's access to students and consumers in schools; the seasonality of the Company's business; regulatory and accounting rules; the Company's relationship with its independent sales representatives; fashion and demographic trends; general economic, business, and market trends and events, especially during peak buying seasons for the Company's products; the Company's ability to respond to customer change orders and delivery schedules; development and operating costs; competitive pricing changes; successful completion of management initiatives designed to achieve operating efficiencies; the Company's cash flows; and the Company's ability to draw down funds under its current bank financings and to enter into new bank financings. The foregoing factors are not exhaustive. New factors may emerge or changes may occur that impact the Company's operations and businesses. Forward-looking statements herein are expressly qualified on the foregoing or such other factors as may be applicable.

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

         99.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

None

                        AMERICAN ACHIEVEMENT CORPORATION
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 2003.



                        AMERICAN ACHIEVEMENT CORPORATION

                        By:     /s/ DAVID G. FIORE
                            ---------------------------------
                                    David G. Fiore
                             CHIEF EXECUTIVE OFFICER

                        By: /s/ SHERICE P. BENCH
                            ---------------------------------
                                 Sherice P. Bench
                              CHIEF FINANCIAL OFFICER

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: April 10, 2003


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: April 10, 2003



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