Form 10-Q
period 2003-05-31
AMERICAN ACHIEVEMENT CORP
filed 2003-07-15
CIK 1168468

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003

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

                         809,351 SHARES OF COMMON STOCK
                (Number of shares outstanding as of May 31, 2003)

                        AMERICAN ACHIEVEMENT CORPORATION
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003
                                      INDEX


                                                                           PAGE
                                                                         -------
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements and Notes

          Condensed Consolidated Balance Sheets--
          As of May 31, 2003 (unaudited) and August 31, 2002..........      3

          Condensed Consolidated Statements of Operations--
          For the Three Months Ended May 31, 2003 (unaudited) and
          May 25, 2002 (unaudited)....................................      4

          Condensed Consolidated Statements of Operations--
          For the Nine Months Ended May 31, 2003 (unaudited) and
          May 25, 2002 (unaudited)....................................      5

          Condensed Consolidated Statements of Cash Flows--
          For the Nine Months Ended May 31, 2003 (unaudited) and
          May 25, 2002 (unaudited)....................................      6

          Notes to Condensed Consolidated Financial Statements
          (unaudited).................................................     7-18

Item 2.   Management's Discussion and Analysis of Financial Condition     19-26
          and Results of Operations...................................

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................      27

Item 4.   Controls and Procedures.....................................      28

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................      29

Item 2.   Changes in Securities and Use of Proceeds...................      29

Item 3.   Defaults Upon Senior Securities.............................      29

Item 4.   Submission of Matters to a Vote of Security Holders.........      29

Item 6.   Exhibits and Reports on Form 8-K............................      29

SIGNATURES............................................................      30

                          PART I. FINANCIAL INFORMATION
         ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                        AMERICAN ACHIEVEMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   MAY 31,         AUGUST 31,
                                                                    2003             2002
                                                                 -----------      -----------
                                                                 (UNAUDITED)
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ................................     $     3,277      $     1,562
  Accounts receivable, net of allowance for doubtful
     accounts of $5,179 and $3,578 .........................          71,871           46,326
  Income tax receivable ....................................             738              738
  Inventories, net .........................................          24,259           25,427
  Prepaid expenses and other current assets, net ...........          20,949           28,021
                                                                 -----------      -----------
    Total current assets ...................................         121,094          102,074

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $47,994 and $38,593 ......................          65,982           66,592
TRADEMARKS .................................................          41,855           41,855
GOODWILL ...................................................         162,059          159,308
OTHER ASSETS, net of accumulated amortization of $7,203 and
  $5,701 ...................................................          27,357           31,797
                                                                 -----------      -----------
    Total assets ...........................................     $   418,347      $   401,626
                                                                 ===========      ===========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank overdraft ...........................................     $     4,365      $     4,324
  Accounts payable .........................................           8,169            9,364
  Customer deposits ........................................          29,253           23,649
  Accrued expenses .........................................          34,373           24,773
  Deferred revenue .........................................             830            6,515
  Accrued interest .........................................          10,458            4,138
                                                                 -----------      -----------
    Total current liabilities ..............................          87,448           72,763

LONG-TERM DEBT .............................................         223,163          242,117
OTHER LONG-TERM LIABILITIES ................................           6,354            4,642
                                                                 -----------      -----------
    Total liabilities ......................................         316,965          319,522
REDEEMABLE MINORITY INTEREST IN SUBSIDIARY .................          17,750           16,850
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Series A preferred stock, $.01 par value, 1,200,000 shares authorized, 1,006,847 shares issued and outstanding;
    liquidation preference of approximately $100,685 .......              10               10
  Common stock, $.01 par value, 1,250,000 shares authorized,
    809,351 shares issued and outstanding ..................               8                8
  Additional paid-in capital ...............................          95,310           95,310
  Accumulated deficit ......................................          (9,613)         (27,941)
  Accumulated other comprehensive loss .....................          (2,083)          (2,133)
                                                                 -----------      -----------
    Total stockholders' equity .............................          83,632           65,254
                                                                 -----------      -----------
    Total liabilities and stockholders' equity .............     $   418,347      $   401,626
                                                                 ===========      ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED
                                                   ---------------------------
                                                     MAY 31,          MAY 25,
                                                      2003             2002
                                                   -----------     -----------
Net sales ....................................     $   126,237     $   122,073
Cost of sales ................................          55,382          56,123
                                                   -----------     -----------
  Gross profit ...............................          70,855          65,950

Selling, general and administrative expenses .          40,278          41,385
                                                   -----------     -----------
  Operating income ...........................          30,577          24,565
Interest expense, net ........................           7,274           7,175
Other expense ................................              --              35
                                                   -----------     -----------
  Income before income taxes .................          23,303          17,355
Provision for income taxes ...................           1,165           6,857
                                                   -----------     -----------
  Net income .................................          22,138          10,498
Preferred dividends ..........................             300             300
                                                   -----------     -----------
  Net income applicable to common stockholders     $    21,838     $    10,198
                                                   ===========     ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           FOR THE NINE MONTHS ENDED
                                                          ---------------------------
                                                            MAY 31,          MAY 25,
                                                             2003             2002
                                                          -----------     -----------
Net sales ...........................................     $   260,679     $   248,655
Cost of sales .......................................         113,154         113,403
                                                          -----------     -----------
  Gross profit ......................................         147,525         135,252

Selling, general and administrative expenses ........         105,315         103,845
Loss on early extinguishment of debt ................              --           5,650
                                                          -----------     -----------
  Operating income ..................................          42,210          25,757
Interest expense, net ...............................          21,817          18,387
Other expense .......................................              --           2,644
                                                          -----------     -----------
  Income before income taxes ........................          20,393           4,726
Provision for income taxes ..........................           1,165           5,201
                                                          -----------     -----------
  Net income (loss) .................................          19,228            (475)
Preferred dividends .................................             900             900
                                                          -----------     -----------
  Net income (loss) applicable to common stockholders     $    18,328     $    (1,375)
                                                          ===========     ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   FOR THE NINE MONTHS ENDED
                                                                 ----------------------------
                                                                    MAY 31,         MAY 25,
                                                                     2003            2002
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..........................................     $    19,228      $      (475)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
    Loss on early extinguishment of debt ...................              --            5,650
    Depreciation and amortization ..........................          10,637           14,629
    Amortization of debt discount and deferred financing
      fees .................................................           1,545              991
    Unrealized gain on free-standing derivative ............              --              265
    Provision for doubtful accounts ........................           1,601              268
Changes in assets and liabilities-
      Increase in accounts receivable ......................         (27,146)         (27,449)
      Decrease (increase) in inventories, net ..............           1,168             (997)
      Decrease in prepaid expenses and other current assets            7,072            3,043
      Increase in other assets .............................            (821)             (93)
      Increase in customer deposits ........................           5,604           11,445
      Decrease in deferred revenue .........................          (5,685)          (3,430)
      Increase in accounts payable, accrued
        expenses, and other long-term liabilities ..........          16,487           19,708
                                                                 -----------      -----------
    Net cash provided by operating activities ..............          29,690           23,555
                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ...............          (8,840)          (8,241)
                                                                 -----------      -----------
    Net cash used in investing activities ..................          (8,840)          (8,241)
                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuance ..............................              --          166,612
  Payments on term loan facility, net ......................              --         (121,400)
  Payment of bridge notes to affiliate .....................              --          (28,383)
  Payments on revolver, net ................................         (19,176)         (33,696)
  Increase of bank overdraft ...............................              41              916
                                                                 -----------      -----------
      Net cash used in financing activities ................         (19,135)         (15,951)
                                                                 -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..................           1,715             (637)
CASH AND CASH EQUIVALENTS, beginning of period .............           1,562            2,636
                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS, end of period ...................     $     3,277      $     1,999
                                                                 ===========      ===========
SUPPLEMENTAL DISCLOSURE
  Cash paid during the period for--
    Interest ...............................................     $    13,628      $    17,821
                                                                 ===========      ===========
    Income taxes ...........................................     $       955      $     1,006
                                                                 ===========      ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Accrued preferred stock dividends ........................     $       900      $       900
                                                                 ===========      ===========
  Issuance of stock in settlement of obligation ............     $        --      $       550
                                                                 ===========      ===========


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

The 11 5/8% Senior Unsecured Notes Due 2007 (the "Unsecured Notes") are guaranteed by every direct and indirect domestic subsidiary of American Achievement Corporation. The guarantees by the guarantor subsidiaries are full, unconditional, and joint and several. All of the guarantor subsidiaries are wholly owned, with the exception of Commemorative Brands, Inc., which is majority owned. American Achievement Corporation is a holding company with no independent assets or operations other than its investment in its subsidiaries.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months and nine months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2003.

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123." Accordingly, no compensation expense has been recognized for the Company's stock plans.

Had compensation expense for the stock plans been determined based on the fair value of stock options at their grant date, consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net income (loss) would have been reported as follows:

                                            FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                            -----------     -----------     -----------     -----------
                                              MAY 31,         MAY 25,         MAY 31,         MAY 25,
                                               2003            2002            2003            2002
                                            -----------     -----------     -----------     -----------
Net income (loss) .....................     $    22,138     $    10,498     $    19,228     $      (475)
Less: stock-based compensation expense,
  net of related taxes ................               4               4              12              13
                                            -----------     -----------     -----------     -----------
Net income (loss) - pro forma .........     $    22,134     $    10,494     $    19,216     $      (488)
                                            ===========     ===========     ===========     ===========

                        AMERICAN ACHIEVEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2003 and 2002:

                                                        2003          2002
                                                      --------      --------
Risk-free interest rate ..........................        3.93%         4.88%
Expected life ....................................    10 years      10 years
Volatility .......................................          25%           28%
Dividend yield ...................................          --            --

2.  AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which revises the accounting for purchased goodwill and intangible assets, effective September 1, 2002. This Statement was applied to all goodwill and other intangible assets recognized on the balance sheet, regardless of when those assets were initially recorded. Effective September 1, 2002, goodwill and trademarks were no longer amortized. Goodwill was $162,059 and $159,308 at May 31, 2003 and August 31, 2002, respectively, and trademarks were $41,855 at May 31, 2003 and August 31, 2002. During the nine months ended May 31, 2003, goodwill increased primarily due to a $2.4 million reclassification of work force in place from other intangible assets.

The impact of the implementation of SFAS No. 142 and comparison to the prior year period is as follows:

                                          FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                         ---------------------------     ---------------------------
                                            MAY 31,         MAY 25,         MAY 31,         MAY 25,
                                             2003            2002            2003            2002
                                         -----------     -----------     -----------     -----------
Reported net income (loss) ..........    $    22,138     $    10,498     $    19,228     $      (475)
  Add: goodwill amortization ........             --           1,002              --           3,021

  Add: trademark amortization .......             --             387              --           1,158
                                         -----------     -----------     -----------     -----------
  Pro forma net income ..............    $    22,138     $    11,887     $    19,228     $     3,704
                                         ===========     ===========     ===========     ===========

                        AMERICAN ACHIEVEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


2.  AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

The Company includes other intangible assets subject to amortization in other assets on the balance sheet. The other intangible assets subject to amortization are as follows:

                                                                         ACCUMULATED
                                                        GROSS ASSET      AMORTIZATION        NET ASSET
                                                        ------------     ------------      ------------
At May 31, 2003
  Deferred financing costs ........................     $     10,346     $     (2,826)     $      7,520
  Customer lists and distribution contracts .......           16,072           (4,377)           11,695
                                                        ------------     ------------      ------------
    Total intangible assets subject to amortization     $     26,418     $     (7,203)     $     19,215
                                                        ============     ============      ============

At August 31, 2002
  Deferred financing costs ........................     $     10,151     $     (1,503)     $      8,648
  Customer lists and distribution contracts .......           16,072           (3,193)           12,879
  Work force in place .............................            3,377           (1,005)            2,372
                                                        ------------     ------------      ------------
    Total intangible assets subject to amortization     $     29,600     $     (5,701)     $     23,899
                                                        ============     ============      ============

Total amortization on intangible assets above was $867 and $2,507 for the three months and nine months ended May 31, 2003, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2003 through 2007 is approximately $3.3 million each year.


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

The estimated fair value of assets acquired and liabilities assumed relating to the Milestone acquisition is summarized below:

Working capital deficit ............     $ (2,413)
Property, plant and equipment ......          113
Other intangibles ..................        2,500
Goodwill ...........................       16,047
Other long-term assets .............           28
                                         --------
                                         $ 16,275
                                         ========

                        AMERICAN ACHIEVEMENT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


3.  SIGNIFICANT ACQUISITIONS (CONTINUED)

During the nine months ended May 31, 2003, goodwill was increased by approximately $378 primarily related to professional services incurred in connection with the Milestone acquisition. Goodwill and trademarks related to Milestone are not amortized in accordance with SFAS No. 142.

As a result of this transaction, the consolidated financial statements of the Company include the results of operations of Milestone for the three months and nine months ended May 31, 2003, while the consolidated financial statements of the Company do not include the results of operations of Milestone for the three months and nine months ended May 25, 2002.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Milestone acquisition had been completed as of August 26, 2001:

                                                        FOR THE THREE    FOR THE NINE
                                                        MONTHS ENDED     MONTHS ENDED
                                                        -------------    ------------
                                                           MAY 25,          MAY 25,
                                                            2002             2002
                                                        ------------     ------------
Net sales .........................................     $    124,811     $    253,973
Net income (loss) applicable to common stockholders            9,558           (3,403)

4.  COMPREHENSIVE INCOME (LOSS)

Beginning with fiscal year 2001, the effective portion of the loss on derivatives and unrecognized losses on accrued minimum pension liabilities were included in other comprehensive income (loss). The following amounts were included in determining the Company's comprehensive income (loss) for the three and nine month periods ended May 31, 2003 and May 25, 2002.

                                       FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                      -----------------------------      -----------------------------
                                         MAY 31,          MAY 25,           MAY 31,          MAY 25,
                                          2003             2002              2003             2002
                                      ------------     ------------      ------------     ------------
Net income (loss) ...............     $     22,138     $     10,498      $     19,228     $       (475)
Reclass into earnings for
  derivative reclassification ...               --               --                --            2,232
Adjustment in minimum pension
  liability .....................               16             (246)               50           (1,900)
                                      ------------     ------------      ------------     ------------
Total comprehensive income (loss)     $     22,154     $     10,252      $     19,278     $       (143)
                                      ============     ============      ============     ============

                        AMERICAN ACHIEVEMENT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.  INVENTORIES, NET

A summary of inventories, net is as follows:

                                       MAY 31,         AUGUST 31,
                                        2003              2002
                                    -----------        ----------
      Raw materials ...........     $     8,947        $    8,781
      Work in process .........           8,231             8,171
      Finished goods ..........           8,303             8,653
      Less--reserves ..........          (1,222)             (178)
                                    -----------        ----------
                                    $    24,259        $   25,427
                                    ===========        ==========

Cost of sales includes depreciation and amortization of $2,037 and $2,158 for the three months ended May 31, 2003 and May 25, 2002, respectively. Cost of sales includes depreciation and amortization of $6,828 and $6,060 for the nine months ended May 31, 2003 and May 25, 2002, respectively.


6.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                          MAY 31,        AUGUST 31,
                                                                           2003             2002
                                                                        -----------     -----------
        11 5/8% Senior unsecured notes due 2007 (net of unamortized
          discount of $1,191 and $1,413) ..........................     $   175,809     $   175,587
        11% Senior subordinated notes due 2007 ....................          41,355          41,355
        Senior secured credit facility ............................           5,999          25,175
                                                                        -----------     -----------

            Total long-term debt ..................................     $   223,163     $   242,117
                                                                        ===========     ===========

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

The Unsecured Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the AAC Indenture). In addition, the Unsecured Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the AAC Indenture). The Unsecured Notes also require that the Company meet certain financial covenants including a minimum fixed charge coverage ratio (as defined in the AAC Indenture). The Company was in compliance with the Unsecured Notes covenants as of May 31, 2003.

11% SENIOR SUBORDINATED NOTES

Commemorative Brands, Inc.'s ("CBI") 11% senior subordinated notes (the "Subordinated Notes") mature on January 15, 2007. The Subordinated Notes are redeemable at the option of CBI in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5 percent of the principal amount thereof if redeemed during 2002 and declining to 100 percent of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages as defined in the indenture relating to the Subordinated Notes, as amended (the "CBI Indenture"), if any, thereon to the date of redemption. The Company has not redeemed any of the Subordinated Notes as of May 31, 2003.

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

                        AMERICAN ACHIEVEMENT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


6.  LONG-TERM DEBT (CONTINUED)

The Subordinated Notes contain certain covenants that, among other things, limit the ability of CBI to engage in certain business transactions such as mergers, consolidations or sales of assets that would decrease the value of CBI or cause an event of default. The Company was in compliance with the Subordinated Notes covenants as of May 31, 2003.


SENIOR SECURED CREDIT FACILITY

In conjunction with the issuance of the Unsecured Notes, on February 20, 2002, the Company entered into a $40 million senior revolving credit facility (the "Senior Secured Credit Facility") with various financial institutions, with all of the Company's current domestic subsidiaries as guarantors. Loans made pursuant to the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of the Company's and the Company's domestic subsidiaries' assets and in all of the Company's domestic subsidiaries' capital stock.

Availability under the Senior Secured Credit Facility is restricted to the lesser of (1) $40 million or (2) the Borrowing Base Amount as defined in the credit agreement under the Senior Secured Credit Facility (the "Credit Agreement"). Availability under the Senior Secured Credit Facility as of May 31, 2003 was approximately $31.8 million with $6.0 million borrowings outstanding. The Senior Secured Credit Facility matures on February 20, 2006.

Advances under the Senior Secured Credit Facility may be made as base rate loans or LIBOR loans at the Company's election (except for the initial loans which were base rate loans). Interest rates payable upon advances are based upon the base rate or LIBOR depending on the type of loan the Company chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the Credit Agreement). The effective rate on borrowings for the nine months ended May 31, 2003 was 8.2%.

The Credit Agreement contains customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on indebtedness, declaration or payment of dividends, liens, and changing the provisions of the gold consignment agreement, among other restrictions. In addition, the Credit Agreement requires that the Company meet certain financial covenants, ratios and tests, including capital expenditure limits, a maximum secured leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio. The Company was in compliance with the Credit Agreement covenants as of May 31, 2003.

EARLY EXTINGUISHMENT OF DEBT

In conjunction with the issuance of the Unsecured Notes and entrance into the Senior Secured Credit Facility in February 2002, the Company paid off the then outstanding term loans and revolver under the former credit facility, the bridge notes to affiliates and settled all but $25 million in notional amount of the interest rate swap agreements. During the fiscal year ended August 31, 2002, the Company recognized an extraordinary charge of approximately $5.7 million relating to the write-off of unamortized deferred financing costs. Upon adoption of SFAS No. 145 on September 1, 2002, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," the Company reclassed this amount to operating expenses. Due to the termination and reclassification of interest rate swaps, the Company recorded a charge to other expense of approximately $2.6 million.

                        AMERICAN ACHIEVEMENT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


6.  LONG-TERM DEBT (CONTINUED)

The Company's long-term debt outstanding as of May 31, 2003 matures as follows:

         FISCAL YEAR ENDING                AMOUNT MATURING
----------------------------------------   ---------------
2003 ...................................     $         --
2004 ...................................               --
2005 ...................................               --
2006 ...................................            5,999
2007 ...................................          217,164
                                             ------------
                                             $    223,163
                                             ============

The weighted average interest rate of debt outstanding as of May 31, 2003 and August 31, 2002 was 11.9% and 11.5%, respectively.

The Company's management believes the carrying amount of long-term debt approximates fair value as of May 31, 2003 and August 31, 2002, based upon current rates offered for debt with the same or similar debt terms.

7.  COMMITMENTS AND CONTINGENCIES

LEASES

Certain Company facilities and equipment are leased under agreements expiring at various dates through 2008.

EMPLOYMENT CONTRACTS

The Company has employment agreements with its executive officers, the terms of which expire at various times through July 2005. Unless terminated, one executive officer's employment agreement adds one day to the term for each day that passes, and accordingly, there are always two years remaining on the term. The remaining executive officers terms can be automatically extended for an additional one year term. Such agreements, which have been revised from time-to-time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses for a certain executive that are payable if specific management goals are attained. The aggregate commitment for future salaries as of May 31, 2003, excluding bonuses, was approximately $2.7 million.

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

                        AMERICAN ACHIEVEMENT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

GOLD CONSIGNMENT AGREEMENT

Under the Company's gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $10.1 million or a borrowing base, determined based upon a percentage of gold located at the Company's facilities and other approved locations, as specified by the agreement. For the three months ended May 31, 2003 and May 25, 2002, the Company expensed consignment fees of approximately $90 and $69, respectively. For the nine months ended May 31, 2003 and May 25, 2002, the Company expensed consignment fees of approximately $232 and $186, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of May 31, 2003 and August 31, 2002, the Company held approximately 20,763 ounces and 14,830 ounces, respectively, of gold valued at $7.5 million and $4.6 million, respectively, on consignment.

8.  INCOME TAXES

For the year ending August 30, 2003, the annual effective tax rate is expected to be 5% on pretax income from operations. The effective tax rate shown for each quarter of the fiscal years ended 2003 and 2002 may fluctuate due to limitations on the maximum year-to-date tax benefits allowed to be recorded. For the nine months ended May 31, 2003 and May 25, 2002, the Company recorded income tax expense of $1,165 and $5,201, respectively, which represents an effective tax rate of 6% and 110%, respectively. The effective tax rate for the nine months ended May 31, 2003 represents the anticipated annual tax rate primarily attributable to state taxes. No federal tax expense is anticipated in fiscal 2003 due to the ability of the Company to utilize its existing net operating loss carry-forwards. No net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. The Company's effective tax rate for the nine months ending May 25, 2002 related to the expected annual benefits from the net operating loss carry back attributable to Taylor Senior Holding Corp (TSHC) as a percentage of the Company's expected annual pretax loss from continuing operations.


9.  STOCKHOLDERS' EQUITY

During the year ended August 31, 2002, 5,500 shares of the Series A Preferred Stock of the Company were issued to an executive pursuant to a bonus provided for in fiscal 2001. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock are entitled to receive payment of the liquidation value of $100 per share plus any accrued and unpaid dividends prior to the payment of any distributions to the holders of the Common Stock of the Company. The liquidation preference of the Series A Preferred Stock totaled approximately $100,685 at May 31, 2003 and August 31, 2002, respectively.

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

                        AMERICAN ACHIEVEMENT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


9.  STOCKHOLDERS' EQUITY (CONTINUED)

Incentive stock options for 94,977 shares and 69,853 shares and nonqualified stock options for 3,289 and 2,230 shares of the Company's Common Stock were outstanding as of May 31, 2003 and August 31, 2002, respectively.

During the nine-month period ended May 31, 2003, the Company granted 29,559 options to employees and a non-employee director. These options have a weighted average exercise price of $6.22 per share and, accordingly, the Company did not record any related compensation expense based upon the fair market value of the stock on the date of grant. A portion of the options, 10,000, vested on the grant date, with the remaining options vesting ratably over a four year period.

Pursuant to an employment agreement entered into between the Company and its chief executive officer in July 1999, as amended on February 1, 2002, if the Company achieves certain EBITDA targets as defined by the agreement at any point from 2002 through 2004, the chief executive is entitled to receive up to a total of $1 million in face value of the Company's Series A Preferred Stock. In addition, the plan provided for the immediate issuance of an option to purchase 12,500 shares of the Company's common stock with a discretionary option to purchase shares. An option to purchase 12,500 shares was granted in fiscal 2002 pursuant to this plan. The executive is also entitled to receive discretionary bonuses as directed by the Board of Directors up to $300 annually, of which $225 has been accrued as of May 31, 2003.

10.  RELATED PARTY TRANSACTIONS

The Company entered into a management agreement on March 30, 2001 with Castle Harlan, Inc., its majority shareholder, (the "Manager"), pursuant to which the Manager agreed to provide business and organization strategy, financial and investment management and merchant and investment banking services to the Company and its subsidiaries. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The agreement is for a term of 10 years, renewable automatically from year to year unless Castle Harlan Partners III, L.P. or Castle Harlan Partners II, L.P., affiliates of the Manager, shall own less than 5 percent of the then outstanding capital stock of the Company. The Company is required to pay a management fee equal to $3.0 million, unless otherwise prohibited by the Company's Credit Agreement. Amounts paid under the management agreement totaled approximately $1,500 and $750 for the three months ended May 31, 2003 and May 25, 2002, respectively. Amounts paid under the management agreement totaled approximately $2,250 and $1,825 for the nine months ended May 31, 2003 and May 25, 2002, respectively. As of May 31, 2003 and August 31, 2002, the Company had accrued management fees of approximately $750 and $750, respectively.

In connection with a previous acquisition, the Company has a receivable from the Castle Harlan group relating to the acquisition expenses, along with other reimbursible expenses which was to be reimbursed to the Company. The amount of such receivable was approximately $0 and $26 as of May 31, 2003 and August 31, 2002, respectively.

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

                                                                 RECOGNITION
                                                 SCHOLASTIC      AND AFFINITY          TOTAL
                                                ------------     ------------      ------------
Three Months Ended May 31, 2003
  Net sales ...............................     $    120,203     $      6,034      $    126,237
  Interest expense, net ...................            6,547              727             7,274
  Depreciation and amortization ...........            3,001              334             3,335
  Segment operating income ................           29,033            1,544            30,577
  Capital expenditures ....................            1,647              187             1,834
  Goodwill ................................          115,074           46,985           162,059
  Segment assets ..........................          326,850           91,497           418,347

Three Months Ended May 25, 2002
  Net sales ...............................     $    115,980     $      6,093      $    122,073
  Interest expense, net ...................            5,557            1,618             7,175
  Depreciation and amortization ...........            3,977            1,077             5,054
  Segment operating income (loss) .........          25,050             (485)           24,565
  Capital expenditures ....................            4,054              451             4,505
  Goodwill ................................           99,325           45,414           144,739
  Segment assets ..........................          315,067           90,311           405,378

Nine Months Ended May 31, 2003
  Net sales ...............................     $    227,601     $     33,078      $    260,679
  Interest expense, net ...................           19,636            2,181            21,817
  Depreciation and amortization ...........            9,573            1,064            10,637
  Segment operating income ................           32,716            9,494            42,210
  Capital expenditures ....................            7,936              904             8,840
  Goodwill ................................          115,074           46,985           162,059
  Segment assets ..........................          326,850           91,497           418,347

Nine Months Ended May 25, 2002
  Net sales ...............................     $    218,053     $     30,602      $    248,655
  Interest expense, net ...................           13,742            4,645            18,387
  Depreciation and amortization ...........           11,454            3,175            14,629
  Segment operating income ................           20,855            4,902            25,757
  Capital expenditures ....................            7,417              824             8,241
  Goodwill ................................           99,345           45,414           144,739
  Segment assets ..........................          315,067           90,311           405,378

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt are effective for fiscal years beginning after May 15, 2002. The adoption of this standard required the Company to reclassify a $5.7 million loss from early extinguishment from extraordinary items into operating expenses for the nine months ended May 25, 2002.

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

OVERVIEW

We are one of the leading manufacturers and suppliers of class rings, yearbooks, academic achievement publications and recognition and affinity jewelry in the United States. Our two principal business segments are: scholastic products and recognition and affinity products. The scholastic products segment serves the high school, college and, to a lesser extent, the elementary and junior high school markets and accounted for approximately 95.2% and 87.3% of our net sales for the three months and nine months ended May 31, 2003, respectively. Our scholastic products segment consists of three principal categories: class rings, yearbooks and graduation products, the last of which includes fine paper products and graduation accessories.

The recognition and affinity products segment accounted for approximately 4.8% and 12.7% of our net sales for the three months and nine months ended May 31, 2003, respectively. This segment provides, among other things, publications that recognize the academic achievement of top students at the high school and college levels, as well as the nation's most inspiring teachers, jewelry commemorating family events such as the birth of a child, licensing of jewelry, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

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

As a result of this transaction, our consolidated financial statements include the results of operations of Milestone for the three months and nine months ended May 31, 2003, while our consolidated financial statements do not include the results of operations of Milestone for the three months and nine months ended May 25, 2002.

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

     Goodwill and Other Intangible Assets. We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested for impairment upon adoption and on an annual basis thereafter. We completed the initial impairment test and concluded that goodwill was not impaired as of May 31, 2003. The adoption of SFAS No. 142 during the first three quarters of fiscal 2003 did not have a material impact on our consolidated balance sheets or our statements of operations, shareholders' equity or cash flows.

RESULTS OF OPERATIONS

The following table sets forth selected information from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales.

                                                 THREE MONTHS ENDED                               NINE MONTHS ENDED
                                    --------------------------------------------    -----------------------------------------------
                                         MAY 31, 2003           MAY 25, 2002             MAY 31, 2003             MAY 25, 2002
                                    --------------------    --------------------    ---------------------    ---------------------
                                               % OF NET                % OF NET                 % OF NET                 % OF NET
(IN THOUSANDS)                       ACTUAL      SALES       ACTUAL      SALES       ACTUAL       SALES       ACTUAL       SALES
                                    ---------  ---------    ---------  ---------    ---------   ---------    ---------   ---------
Net sales .......................   $ 126,237      100.0%   $ 122,073      100.0%   $ 260,679       100.0%   $ 248,655       100.0%
Cost of sales ...................      55,382       43.9%      56,123       46.0%     113,154        43.4%     113,403        45.6%
                                    ---------  ---------    ---------  ---------    ---------   ---------    ---------   ---------
  Gross profit ..................      70,855       56.1%      65,950       54.0%     147,525        56.6%     135,252        54.4%
Selling, general and
  administrative expenses .......      40,278       31.9%      41,385       33.9%     105,315        40.4%     103,845        41.8%
Loss on extinguishments of debt .          --        0.0%          --        0.0%          --         0.0%       5,650         2.3%
                                    ---------  ---------    ---------  ---------    ---------   ---------    ---------   ---------
Operating income ................      30,577       24.2%      24,565       20.1%      42,210        16.2%      25,757        10.3%
Interest expense, net ...........       7,274        5.7%       7,175        5.9%      21,817         8.4%      18,387         7.4%
Other expense ...................          --        0.0%          35        0.0%          --         0.0%       2,644         1.1%
                                    ---------  ---------    ---------  ---------    ---------   ---------    ---------   ---------
  Income before income taxes ....      23,303       18.5%      17,355       14.2%      20,393         7.8%       4,726         1.8%
Income tax provision ............       1,165        0.9%       6,857        5.6%       1,165         0.4%       5,201         2.1%
                                    ---------  ---------    ---------  ---------    ---------   ---------    ---------   ---------
Net income (loss) ...............   $  22,138       17.6%   $  10,498        8.6%   $  19,228         7.4%   $    (475)       (0.3)%
                                    =========  =========    =========  =========    =========   =========    =========   =========

THREE MONTHS ENDED MAY 31, 2003 COMPARED TO THREE MONTHS ENDED MAY 25, 2002

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $4.1 million, or 3.4%, to $126.2 million for the three months ended May 31, 2003 from $122.1 million for the three months ended May 25, 2002. This increase in net sales was due primarily to timing of shipments and college ring sales related to the Milestone acquisition.

The following details the changes in net sales during such periods by business segment.

     Scholastic Products. Net sales increased $4.2 million to $120.2 million for the three months ended May 31, 2003 from $116.0 million for the three months ended May 25, 2002. The increase in net sales was the result of college ring sales related to the Milestone acquisition and a timing difference relating to yearbook shipments totaling $11.7 million, offset by a timing difference in high school ring shipments and graduation product shipments, as well as, a decline in other college ring unit sales.

     Recognition and Infinity Products. Net sales decreased $100,000 to $6.0 million for the three months ended May 31, 2003 from $6.1 million for the three months ended May 25, 2002.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 56.1% for the three months ended May 31, 2003, a 2.1 percentage point increase from 54.0% for the three months ended May 25, 2002. The overall increase was mainly the result of an increase in margins of yearbooks associated with the implementation of new technology and class rings due to increased labor efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.1 million, or 2.7%, to $40.3 million for the three months ended May 31, 2003 from $41.4 million for the three months ended May 25, 2002. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $400,000 to $32.1 million, or 25.5% of net sales, for the three months ended May 31, 2003 from $31.7 million, or 26.0% of net sales, for the three months ended May 25, 2002. The decrease in selling and marketing expenses as a percentage of net sales was a result of the timing of expenses, slightly offset by increased expenses related to yearbook shipments and their associated commissions.

General and administrative expenses for the three months ended May 31, 2003 were $8.2 million, or 6.5% of net sales, as compared to $9.6 million, or 7.9% of net sales, for the three months ended May 25, 2002. The decrease in general and administrative expenses as a percentage of net sales was primarily a result of the adoption of SFAS No. 142, in which goodwill and trademarks are no longer amortized.

Operating Income. As a result of the foregoing, operating income was $30.6 million, or 24.2% of net sales, for the three months ended May 31, 2003, as compared with operating income of $24.6 million, or 20.1% of net sales, for the three months ended May 25, 2002. The scholastic products segment reported operating income of $29.0 million and the for the recognition and affinity products segment reported operating income of $1.6 million for the three months ended May 31, 2003. Operating income for the three months ended May 25, 2002 was $24.6 million, consisting of $25.1 million operating income from the scholastic products segment and a $0.5 million operating loss from the recognition and affinity products segment for the three months ended May 25, 2002.

Interest Expense, Net. Net interest expense was $7.3 million for the three months ended May 31, 2003 and $7.2 million for the three months ended May 25, 2002. The average debt outstanding for the three months ended May 31, 2003 and the three months ended May 25, 2002 was $231 million and $228 million, respectively. The weighted average interest rate of debt outstanding for the three months ended May 31, 2003 and the three months ended May 25, 2002 was 12.0% and 12.4%, respectively.

Other Expense. Other expense was $0 for the three months ended May 31, 2003 and $35,000 for the three months ended May 25, 2002. The $35,000 was a result of changes in the fair value of an interest rate swap agreement.

Provision for Income Taxes. For the year ending August 30, 2003, the annual effective tax rate is expected to be 5% on pretax income from operations. The effective tax rate shown for each quarter of the fiscal years ended 2003 and 2002 may fluctuate due to limitations on the maximum year-to-date tax benefits allowed to be recorded. For the three months ended May 31, 2003 and May 25, 2002, the Company recorded income tax expense of $1,165,000 and $6,857,000, respectively, which represents an effective tax rate of 5% and 40%, respectively. The effective tax rate for the quarter ended May 31, 2003 represents the anticipated annual tax rate primarily attributable to state taxes. No federal tax expense is anticipated in fiscal 2003 due to the ability of the Company to utilize its existing net operating loss carry-forwards. No net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. The Company's effective tax rate for the quarter ended May 25, 2002 relates to the expected annual benefits from the net operating loss carryback attributable to Taylor Senior Holding Corp (TSHC) as a percentage of the Company's expected annual pretax loss from continuing operations.

Net Income. As a result of the foregoing, we reported net income of $22.1 million for the three months ended May 31, 2003 as compared to a net income of $10.5 million for the three months ended May 25, 2002.

NINE MONTHS ENDED MAY 31, 2003 COMPARED TO NINE MONTHS ENDED MAY 25, 2002

Net Sales. Net sales increased $12.0 million, or 4.8%, to $260.7 million for the nine months ended May 31, 2003 from $248.7 million for the nine months ended May 25, 2002. This increase in net sales was due primarily to timing of shipments and college ring sales related to the Milestone acquisition.

The following details the changes in net sales during such periods by business segment.

     Scholastic Products. Net sales increased $9.5 million to $227.6 million for the nine months ended May 31, 2003 from $218.1 million for the nine months ended May 25, 2002. The increase in net sales was the result of increases in college ring sales related to the Milestone acquisition, timing differences of yearbook, high school ring, and graduation product shipments all totaling $10.9 million, offset by a decline in other college ring unit sales.

     Recognition and Infinity Products. Net sales increased $2.5 million to $33.1 million for the nine months ended May 31, 2003 from $30.6 million for the nine months ended May 25, 2002. The increase was primarily the result of a $4.9 million increase in sales related to the ECI teacher's publication (published bi-annually) and price increases on ECI's publications and products, as well as, an increase in licensing of jewelry products, partially offset by a decrease of $2.3 million due to the discontinuation of reunion services in fiscal year 2002.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 56.6% for the nine months ended May 31, 2003, a 2.2 percentage point increase from 54.4% for the nine months ended May 25, 2002. The overall increase was the result of an increase in margins of our yearbooks associated with the implementation of new technology and our class rings due to increased labor efficiencies, partially offset by a lesser gross margin on the ECI teacher's publication (published bi-annually) and the discontinuation of reunion services in fiscal year 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million, or 1.4%, to $105.3 million for the nine months ended May 31, 2003 from $103.8 million for the nine months ended May 25, 2002. Selling and marketing expenses increased $6.0 million to $80.2 million, or 30.8% of net sales, for the nine months ended May 31, 2003 from $74.2 million, or 29.8% of net sales, for the nine months ended May 25, 2002. The increase in selling and marketing expenses as a percentage of net sales was largely a result of the timing of expenses, the Milestone acquisition, the timing of yearbook shipments and their associated commissions expense, and increased marketing costs related to ECI's teachers publication.

General and administrative expenses for the nine months ended May 31, 2003 were $25.1 million, or 9.6% of net sales, as compared to $29.7 million, or 11.9% of net sales, for the nine months ended May 25, 2002. The decrease in general and administrative expenses as a percentage of sales is mainly a result of the elimination of the amortization of goodwill and trademarks as a result of the adoption of SFAS No. 142.

Loss on Extinguishment of Debt. In conjunction with the issuance of the Unsecured Notes and the Senior Secured Credit Facility on February 20, 2002, the Company paid off the then outstanding term loans and revolver under the former credit facility and bridge notes to affiliates. As a result, a loss of $5.7 million was recognized relating to the write-off of unamortized deferred financing costs.

Operating Income. As a result of the foregoing, operating income was $42.2 million, or 16.2% of net sales, for the nine months ended May 31, 2003 as compared with operating income of $25.8 million, or 10.4% of net sales, for the nine months ended May 25, 2002. The scholastic products segment reported operating income of $32.7 million and the recognition and affinity products segment reported operating income of $9.5 million for the nine months ended May 31, 2003. The adoption of SFAS No. 145 required us to reclassify the $5.7 million loss from early extinguishment from extraordinary items into operating expenses for the nine months ended May 25, 2002. Without this reclassification the operating income for the nine months ended May 25, 2002 would have been $31.4 million, consisting of $25.9 million operating income from the scholastic products segment and $5.5 million operating income from the recognition and affinity products segment for the nine months ended May 25, 2002.

Interest Expense, Net. Net interest expense was $21.8 million for the nine months ended May 31, 2003 and $18.4 million for the nine months ended May 25, 2002. The average debt outstanding for the nine months ended May 31, 2003 and the nine months ended May 25, 2002 was $239 million and $220 million, respectively. The weighted average interest rate of debt outstanding for the nine months ended May 31, 2003 and the nine months ended May 25, 2002 was 11.9% and 11.0%, respectively.

Other Expense. Other expense was $0 for the nine months ended May 31, 2003 and $2.6 million for the nine months ended May 25, 2002. The $2.6 million was a result of the termination and reclassification of the interest rate swaps that occurred in conjunction with the issuance of the Unsecured Notes and the Senior Secured Credit Facility on February 20, 2002.

Provision for Income Taxes. For the year ending August 30, 2003, the annual effective tax rate is expected to be 5% on pretax income from operations. The effective tax rate shown for each quarter of the fiscal years ended 2003 and 2002 may fluctuate due to limitations on the maximum year-to-date tax benefits allowed to be recorded. For the nine months ended May 31, 2003 and May 25, 2002, the Company recorded income tax expense of $1,165,000 and $5,201,000, respectively, which represents an effective tax rate of 6% and 110%, respectively. The effective tax rate for the nine months ended May 31, 2003 represents the anticipated annual tax rate primarily attributable to state taxes. No federal tax expense is anticipated in fiscal 2003 due to the ability of the Company to utilize its existing net operating loss carry-forwards. No net federal income tax benefit is reflected in the income statement for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. The Company's effective tax rate for the quarter ending May 25, 2002 relates to the expected annual benefits from the net operating loss carry back attributable to Taylor Senior Holding Corp (TSHC) as a percentage of the Company's expected annual pretax loss from continuing operations.

Net Income (Loss). As a result of the foregoing, we reported net income of $19.2 million for the nine months ended May 31, 2003 as compared to a net loss of $0.5 million for the nine months ended May 25, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities provided cash of $29.7 million for the nine months ended May 31, 2003 as compared with $23.6 million for the nine months ended May 25, 2002. The $6.1 million increase in cash provided by operating activities was attributable to a net decrease in prepaid expenses, other current assets, and other assets of $3.3 million, a decrease in inventories of $2.2 million, and an increase in net income (net of adjustments) of $11.7 million. These items were partially offset by a decreases in customer deposits of $5.8 million, deferred revenue of $2.3 million, and accounts payable, accrued expenses, and other long-term liabilities of $3.2 million.

Investing Activities. Capital expenditures for the nine months ended May 31, 2003 and May 25, 2002 were $8.8 million and $8.2 million, respectively. Our projected capital expenditures for 2003 are expected to be approximately $12.0 million.

Financing Activities. Net cash used in financing activities was $19.1 million for the nine months ended May 31, 2003 and was $16.0 million for the nine months ended May 25, 2002. For the nine months ended May 31, 2003, cash generated was used to pay down $19.2 million of the Senior Secured Credit Facility. For the nine months ended May 25, 2002, payments were made on our former term loan facility and partially offset by borrowings on the revolver.

Capital Resources. In February 2002, we issued $177 million of Unsecured Notes due in 2007 and entered into a new $40 million Senior Secured Credit Facility. As of May 31, 2003, $6.0 million under the Senior Secured Credit Facility was outstanding.

In connection with the Taylor Acquisition, CBI signed a gold consignment financing agreement with a bank. Under its gold consignment financing agreement, CBI has the ability to have on consignment the lowest of (i) the dollar value of 27,000 troy ounces of gold, (ii) $10.1 million and (iii) a borrowing base, determined based upon a percentage of gold located at CBI's facilities and other approved locations, as specified by the agreement. Under the terms of the consignment arrangement, CBI does not own the consigned gold nor have risk of loss related to such inventory until the money is received by the bank from CBI in payment for the gold purchased. Accordingly, CBI does not include the values of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of May 31, 2003 and August 31, 2002, CBI held approximately 20,763 ounces and 14,830 ounces, respectively, of gold valued at $7.5 million and $4.6 million, respectively, on consignment from the bank.

Cash generated from operating activities and availability under our Senior Secured Credit Facility and our prior facilities, which were paid off in February 2002, have been our principal sources of liquidity. Our liquidity needs arise primarily from debt service, working capital, capital expenditure and general corporate requirements. As of May 31, 2003 we had approximately $31.8 million available under our Senior Secured Credit Facility.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt are effective for fiscal years beginning after May 15, 2002. The adoption of this standard required us to reclassify a $5.7 million loss from early extinguishment from extraordinary items into operating expenses for the nine months ended May 25, 2002.

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

Our derivatives and other financial instruments subject to interest rate risk consist of long-term debt, an interest rate swap and notional amount under the gold consignment agreement. The net market value of these financial instruments at May 31, 2003 represented a net liability of $13.5 million.

Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single source supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The purchases are payable in Euros. In order to hedge our market risk, we have from time-to-time purchased forward currency contracts. During the nine months ended May 31, 2003, we did not purchase any forward contracts.

Gold. We purchase all of our gold requirements from The Bank of Nova Scotia through our revolving credit and gold consignment agreement. We consign the majority of our gold from The Bank of Nova Scotia and pay for gold as the product is shipped to customers and as required by the terms of the gold consignment agreement. As of May 31, 2003, we had hedged a majority of our gold requirements for the fiscal year ending August 31, 2003 by covering the majority of our estimated gold requirements through the purchase of gold options.

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

99.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

None

                        AMERICAN ACHIEVEMENT CORPORATION
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 11, 2003.



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

Date: July 11, 2003


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

Date: July 11, 2003



                      /s/ SHERICE P. BENCH
                     --------------------------------------
                      Name: Sherice P. Bench
                      Title: Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
99.1                    CEO Certification Pursuant to 18 U.S.C. Section 1350, As
                        Adopted Pursuant To Section 906 of the Sarbanes-Oxley
                        Act of 2002

99.2                    CFO Certification Pursuant to 18 U.S.C. Section 1350, As,
                        Adopted Pursuant To Section 906 of the Sarbanes-Oxley
                        Act of 2002