Form 10-K
period 2003-08-30
AMERICAN ACHIEVEMENT CORP
filed 2003-11-20
CIK 1168468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED AUGUST 30, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        AMERICAN ACHIEVEMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      13-4126506
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)




              7211 CIRCLE S ROAD                                   78745
                AUSTIN, TEXAS                                    (Zip Code)
   (Address of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Not Applicable)

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X].

                         809,775 shares of common stock
              (Number of shares outstanding as of August 30, 2003)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMERICAN ACHIEVEMENT CORPORATION

                                   FORM 10-K
                   FOR THE FISCAL YEAR ENDED AUGUST 30, 2003

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   11

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   11
Item 6.   Selected Financial Data.....................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   15
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risks.......................................................   23
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   56
Item 9A.  Controls and Procedures.....................................   56

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   57
Item 11.  Executive Compensation......................................   59
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   63
Item 13.  Certain Relationships and Related Transactions..............   65

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   65
Signatures............................................................   66

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry in the United States. Many of our products have leading market share positions that have been developed over many years and are marketed under well-known names such as ArtCarved, Balfour, Keepsake, Taylor Publishing and Who's Who Among American High School Students. Our Balfour and ArtCarved brand names, for example, have been identified with class rings for over 90 years and 45 years, respectively, and the Taylor Publishing brand name has been identified with yearbooks for over 60 years. We distribute our products through various distribution channels, including directly to students and through college bookstores, mass merchandisers, approximately 5,000 independent jewelry stores, many of the nation's largest jewelry chains and direct marketing. Based on the number of units sold, we believe that we were one of the top three providers of class rings and yearbooks in the United States during the 2002-2003 school year.

     Our two principal business segments are: scholastic products and recognition and affinity products. Our scholastic products segment consists of three principal categories: class rings, yearbooks and graduation products, the last of which includes fine paper products and graduation accessories. The scholastic products segment serves the high school, college and, to a lesser extent, the elementary and junior high school markets and accounted for approximately 87% of our net sales for the year ended August 30, 2003.

     Recognition and affinity products include publications that recognize the academic achievement of top students at the high school and college levels, as well as the nation's most inspiring teachers, jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series, Super Bowl and Stanley Cup rings. This segment accounted for approximately 13% of our net sales for the year ended August 30, 2003.

     In December 1996, Castle Harlan, Inc., a leading New York private equity firm, through its affiliate Castle Harlan Partners II ("CHPII"), acquired substantially all of the ArtCarved operations of CJC Holdings, Inc. and the Balfour operations of the L.G. Balfour Company, Inc. Castle Harlan's investment strategy has focused on building a scale competitor in the commemorative products industry that can provide an extensive range of products and services. On June 27, 2000, American Achievement Corporation (formerly known as Commemorative Brands Holding Corporation) (the "Company") was formed as a holding company for the Commemorative Brands, Inc. ("CBI") operations and future acquisitions. Since then, we have made several strategic acquisitions and have introduced new, complementary products across our brands and product lines to enhance our market position. The following table summarizes our history and acquisition rationale.

COMPANY                     ACQUIRED      ESTABLISHED          ACQUISITION RATIONALE
-------                   -------------   -----------          ---------------------
Balfour.................  December 1996      1913       Established a leading position in
                                                        the high school and college class
                                                        ring markets and in the graduation
                                                        products market, with a network of
                                                        independent sales representatives
                                                        who market products directly
                                                        in-school. Also combined with
                                                        ArtCarved to provide more efficient
                                                        ring manufacturing.
ArtCarved...............  December 1996      1954       Combined with Balfour to further
                                                        strengthen our position in both the
                                                        high school and college class rings
                                                        markets and to expand distribution
                                                        to retail stores and college
                                                        bookstores.
Taylor Publishing.......  July 2000          1939       Established a leadership position
                                                        as a publisher of scholastic
                                                        yearbooks. The addition of Taylor
                                                        created a scale competitor to
                                                        better capitalize on opportunities
                                                        in the scholastic products market
                                                        and provided us with significant
                                                        cross-selling opportunities.
ECI.....................  March 2001         1967       Established a leadership position
                                                        in the achievement directory
                                                        publishing niche.
Milestone...............  July 2002          1993       Reinforces our position as a market
                                                        leader in commemorative products,
                                                        and brings a complementary line of
                                                        clients and products to add to our
                                                        pre-existing line in the college
                                                        market.

BUSINESS SEGMENTS

     The following table presents an overview of our business segments, including the net sales of each segment for the year ended August 30, 2003.

BUSINESS SEGMENT                               PRIMARY PRODUCT LINES AND PRINCIPAL BRAND NAMES
----------------                               -----------------------------------------------
SCHOLASTIC PRODUCTS ($269.1 million)
  Class rings................................  ArtCarved, Balfour, Class Rings, Ltd.,
                                               Keystone, Master Class Rings and R. Johns
                                               middle and high school class rings; ArtCarved,
                                               Balfour, and Milestone college class rings.
  Yearbooks..................................  Taylor Publishing yearbooks elementary, middle and high schools and colleges.
  Graduation products........................  ArtCarved and Balfour (high school and college)
                                               graduation products, including customized
                                               graduation announcements, name cards, thank-you
                                               stationery, diplomas, mini-diplomas,
                                               certificates, appreciation gifts, diploma
                                               covers and other fine paper accessory items.
RECOGNITION AND AFFINITY PRODUCTS ($39.3
  million)
  Achievement publications...................  Who's Who Among American High School Students,
                                               The National Dean's List, Who's Who Among
                                               America's Teachers, and Who's Who Among
                                               American High School Students -- Sports
                                               Edition.
  Jewelry....................................  Celebrations of Life, Generations of Love and
                                               Namesake personalized family jewelry; Balfour
                                               Sports licensed consumer sports jewelry; and
                                               Balfour and Keepsake professional sports
                                               championship jewelry.

OUR SCHOLASTIC PRODUCTS

     Our scholastic products business segment consists of three principal categories: class rings, yearbooks and graduation products, the last of which includes fine paper products and graduation accessories. Sales in this segment were approximately $269.1 million and comprised approximately 87% of our total net sales for the year ended August 30, 2003.

     The table below sets forth our principal product lines, brand names and distribution channels through which we sell our scholastic products.

PRODUCT LINES                      TRADE OR BRAND NAMES            DISTRIBUTION CHANNEL
-------------                      --------------------            --------------------
Middle and high school class
  rings......................  Balfour                         In-school
                               ArtCarved                       Independent jewelry stores
                                                               and jewelry chains
                               R. Johns                        Independent jewelry stores
                               Keystone                        Mass merchandisers
                               Class Rings, Ltd.
                               Master Class Rings
College class rings..........  ArtCarved                       College bookstores, colleges
                               Balfour                         and direct marketing
                               Milestone
Yearbooks....................  Taylor Publishing               In-school
High school graduation
  products...................  Balfour                         In-school
College graduation
  products...................  ArtCarved                       College bookstores, colleges
                               Balfour                         and direct marketing

                                  CLASS RINGS

     We manufacture class rings for high school and college students and, to a lesser extent, junior high school students. Our rings are marketed under some of the most recognized and respected brand names in the industry, including ArtCarved and Balfour. Our Balfour and ArtCarved brand names have been identified with class rings for over 90 years and 45 years, respectively. During the 2002-2003 school year, we sold rings to students at over 5,500 schools.

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

     We have been a leader in developing various alloys in response to changing student preferences. In 2002, we developed a proprietary silver/platinum alloy. Recognizing the strong teen preferences for white metal jewelry. This new metal alternative ring has proven immensely popular at attractive margins.

                                   YEARBOOKS

     We sell yearbooks primarily to high school and college students. We also publish specialty military yearbooks, which, for example, commemorate naval tours of duty at sea, and yearbooks for elementary and junior high schools. Our Taylor Publishing brand name was established in 1939. During the 2002-2003 school year, we sold yearbooks to over 7,300 schools and believe that we are one of the three largest yearbook publishers in the United States.

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

                              GRADUATION PRODUCTS

     Graduation products include graduation announcements, name cards, thank-you stationery, memory books, diplomas, certificates, appreciation gifts, diploma covers and other graduation accessory items. All of our graduation products are customized in varying degrees and therefore have short production runs and cycles. Graduation products are manufactured in our own facilities. These products are offered through our independent high school class ring sales representatives, college bookstores, colleges and direct mail.

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

OUR RECOGNITION AND INFINITY PRODUCTS

     Our recognition and affinity products segment consists of two categories: achievement publications and recognition and affinity jewelry. The latter category includes affinity group, personalized family, fan affinity sports and professional sports championship jewelry. Sales in this segment were approximately $39.3 million and comprised approximately 13% of our total net sales for the year ended August 30, 2003. The table below sets forth the principal product lines and brand names of our recognition and affinity products and the distribution channels through which we sell these products.

PRODUCT LINES                               TRADE OR BRAND NAMES             DISTRIBUTION CHANNEL
-------------                               --------------------             --------------------
Achievement Publications.............  Who's Who Among American High    Direct marketing
                                       School Students
                                       The National Dean's List
                                       Who's Who Among America's
                                       Teachers
                                       Who's Who Among American High
                                       School Students -- Sports
                                       Edition
Recognition and Affinity Jewelry:
  Affinity Group Jewelry.............  Keepsake                         Direct to consumer
                                       R. Johns
  Personalized Family Jewelry........  Celebrations of Life             Independent jewelry stores
                                       Generations of Love              Jewelry chains and mass
                                                                        merchandisers
                                       Namesake                         Mass merchandisers
  Fan Affinity Sports Jewelry........  Balfour Sports                   Mass merchandisers and catalog
  Professional Sports Championship
     Jewelry.........................  Balfour                          Direct to consumer

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

     We have an established network of nomination sources built up over 35 years, which we utilize to recognize students and teachers from the majority of the private, public and parochial schools in the country. Students and teachers are not required to purchase publications in order to be included in them. Printing for our achievement publications is outsourced.

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

     Personalized Family Jewelry. Our family jewelry products include rings commemorating children's birth dates, which feature a level of personalization, such as birthstones and names, that distinguishes us from our competitors. We also sell other personalized jewelry, such as necklaces and bracelets, designed to commemorate family events. We began our family jewelry business in 1997 and, by 2003, we had grown this business to $8.0 million in net sales by leveraging these products through our existing channels of distribution. We intend to further grow our family jewelry business through product extensions, including baby rings for scrapbooks, grandmother's products such as pins and pendants, daughter's rings and sweet 16 memorabilia. We provide personalized family jewelry under our Celebrations of Life, Generations of Love and Namesake brand names.

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

SALES AND MARKETING

     We have over 200 independent high school class ring and over 175 independent yearbook sales representatives, with an average tenure with our company of approximately 14 and 11 years, respectively. We also have approximately 25 employee college class ring sales representatives and a number of part-time employees. We compensate our independent sales representatives on a commission basis. Most independent sales representatives also receive a monthly draw against commissions earned, although all expenses, including promotional materials made available by us, are the responsibility of the representative. Our independent sales representatives operate under exclusive contracts that contain non-compete arrangements. Employee sales representatives receive a combination of salary and sales incentives.

     At the high school level, class rings are sold through two channels of distribution: independent sales representatives selling directly to students and retail stores, which include independent jewelry stores, jewelry chains and mass merchandisers. We believe that we are the leading supplier of high school class rings to retail stores. Our high school class rings are sold by approximately 5,000 independent jewelry retailers, many of the nation's largest jewelry chains, including Zales, Gordons and Sterling, and by mass merchants, including Wal-Mart. We sell different brands and product lines in retail stores in order to enable them to differentiate their products from those sold by us directly to students at schools. College rings are sold primarily through college bookstores and colleges by our employee sales representatives. Historically, college bookstores have been owned and operated by academic institutions. Over the last several years, an increasing number of college bookstores have been leased to contract operators, primarily Barnes and Noble Bookstores and Follett Corporation, with which we have longstanding relationships. Decisions to include our products are made on a national basis by the bookstore operator.

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

     Graduation products are sold directly to students through our network of independent high school class ring sales representatives and in college bookstores and colleges through our network of employee sales representatives. Achievement publications are sold through direct marketing. Other affinity products are sold through a variety of distribution channels, including team stores, catalogs and retail stores. These products are sold to wholesale accounts through employee sales representatives.

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

COMPETITION

                              SCHOLASTIC PRODUCTS

     The class ring, yearbook and graduation products markets are highly concentrated and consist primarily of a few large national participants. We believe that we are one of the three largest competitors nationally within the scholastic products market (excluding photography). The other two principal competitors in the class ring market are Jostens, Inc. and Herff Jones, Inc., which compete with us nationally across all product lines. Our principal competitors in the yearbook and graduation products markets are Jostens, Herff Jones and Walsworth Publishing Company. All competitors in the scholastic products industry compete primarily on the basis of quality, marketing, customer service and, to a lesser extent, price.

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

BACKLOG

     Because of the nature of our business, generally all orders (except yearbooks) are filled between two and eight weeks after the time of placement. We enter into yearbook contracts several months prior to delivery. While the base prices of the yearbooks are established at the time of order, the final prices of the yearbooks are often not calculated at that time since the content of the books generally change prior to publication. We estimate (calculated on the basis of the base price of yearbooks ordered) that the backlog of orders related to continuing operations was approximately $92.3 million as of August 30, 2003, almost exclusively related to student yearbooks. We expect substantially all of the backlog at August 30, 2003 to be filled in fiscal 2004.

EMPLOYEES

     Given the seasonality of our business, the number of our employees fluctuates throughout the year, with the number typically being highest during September through May and lowest from June to August. As of August 30, 2003, we employed approximately 2,344 employees.

     Some of our production employees are represented by unions. Hourly production and maintenance employees located at our Austin, Texas manufacturing facility are represented by the United Brotherhood of Carpenters and Joiners union. CBI and the United Brotherhood of Carpenters and Joiners Union signed a collective bargaining agreement that will expire in May, 2006. Some hourly production employees at our Dallas facility are represented by the Graphics Communication International Union. Taylor Publishing Company and the Graphics Communication International Union signed two collective bargaining agreements that will expire in February 2004 and July 2006, respectively.

ITEM 2.  PROPERTIES

     Our principal headquarters and executive offices are located at 7211 Circle S Road, Austin, Texas. We believe that our facilities are suitable for their purpose and adequate to support our business. The extent of utilization of individual facilities varies due to the seasonal nature of our business.

     A summary of the physical properties that we use are as follows:

                                                                     LEASED     APPROXIMATE
LOCATION                             TYPE OF PROPERTY               OR OWNED   SQUARE FOOTAGE
--------                             ----------------               --------   --------------
Austin, TX..............  Administration (Achievement                Leased         6,100
                          Publications)
Austin, TX..............  Corporate Headquarters                      Owned        23,000
Austin, TX..............  Jewelry Manufacturing                       Owned       108,000
Austin, TX..............  Warehouse Facility                         Leased        30,600
Dallas, TX..............  Yearbook Administration and                 Owned       320,000
                          Manufacturing
El Paso, TX.............  Jewelry Manufacturing                      Leased        20,000
El Paso, TX.............  Yearbook Pre-Press                         Leased        52,000
Juarez, Mexico..........  Jewelry Manufacturing                      Leased        20,000
Louisville, KY..........  Graduation Product Manufacturing           Leased       100,000
Malvern, PA.............  Yearbook Press, Bindery                    Leased        41,000
San Angelo, TX..........  Yearbook Pre-Press, Press, Bindery         Leased        55,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock, par value $0.01 per share. At August 30, 2003, there were 21 holders of record of the common stock.

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

                          DESCRIPTION OF CAPITAL STOCK

     Our authorized capital stock consists of 1,250,000 shares of common stock, par value $0.01 per share, of which 809,775 shares are issued and outstanding, and 1,250,000 shares of preferred stock, par value $0.01 per share. Of the amount of authorized preferred stock, 1,200,000 shares of our preferred stock are designated series A preferred stock and 1,007,366 shares are issued and outstanding.

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

     Liquidation. Upon the liquidation, dissolution or winding up of the Company, the holders of the series A preferred stock are entitled to receive payment at a liquidation value of $100 per share plus all accrued and unpaid dividends on the series A preferred stock, prior to the payment of any distributions to the holders of our common stock.

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

WARRANTS

     We have outstanding warrants to purchase 21,405 shares of our common stock at an exercise price of $6.67 per share. The warrants expire on January 31, 2008 and if exercised in full represent less than 2.3% of our common stock on a fully diluted basis. Of this amount, warrants to purchase 19,820 shares of common stock are held by CHPIII and warrants to purchase 1,585 shares of common stock are held by Deutsche Banc Alex. Brown Inc., formerly Deutsche Bank Securities, Inc.

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

                                                        FOR THE YEAR ENDED
                                  --------------------------------------------------------------
                                  AUGUST 30,   AUGUST 31,   AUGUST 25,   AUGUST 26,   AUGUST 28,
                                     2003       2002(5)      2001(4)      2000(3)        1999
                                  ----------   ----------   ----------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales.......................   $308,431     $304,378     $281,053     $182,285     $168,865
Cost of sales...................    139,170      146,898      142,164       80,929       73,268
                                   --------     --------     --------     --------     --------
  Gross profit..................    169,261      157,480      138,889      101,356       95,597
Selling, general and
  administrative expenses.......    129,423      129,734      119,972       85,559       85,075
Gain (loss) on early
  extinguishment of debt........         --       (5,650)          --        6,695           --
                                   --------     --------     --------     --------     --------
  Operating income..............     39,838       22,096       18,917       22,492       10,522
Income (loss) before income
  taxes.........................     10,898       (6,713)      (3,929)       6,801       (4,072)
(Provision) benefit for income
  taxes.........................       (132)       1,171        1,443         (333)        (120)
Cumulative effect of change in
  accounting principle..........         --           --       (1,835)          --           --
Net income (loss)...............     10,766       (5,542)      (4,321)       6,468       (4,192)
OTHER DATA:
EBITDA(1).......................   $ 53,987     $ 47,458     $ 36,503     $ 24,897     $ 17,698
Interest expense................     28,940       26,026       22,846       15,691       14,594
Depreciation and amortization...     14,149       19,712       17,586        9,100        7,176
Capital expenditures............     11,243       14,247        7,499        5,087        9,785
BALANCE SHEET DATA (AT END OF
  PERIOD):
Total assets....................   $395,501     $401,626     $384,971     $326,553     $209,845
Total debt(2)...................    226,710      242,117      223,609      191,253      134,410
Total stockholders' equity......     71,843       65,254       70,828       63,098       37,830

---------------

(1) EBITDA represents earnings before interest expense, taxes, depreciation and amortization and excludes extraordinary gains and losses and other expense related to interest rate swaps. EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. We have included information concerning EBITDA because we use such information as a method of assessing our cash flow and ability to service debt. The EBITDA measure presented herein is not necessarily comparable to similarly titled measures reported by other companies.

     Reconciliation of operating income to EBITDA for the year ended:

                                   AUGUST 30,   AUGUST 31,   AUGUST 25,   AUGUST 26,   AUGUST 28,
                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
Operating income.................   $39,838      $22,096      $18,917      $22,492      $10,522
Add: Depreciation and
  amortization...................    14,149       19,712       17,586        9,100        7,176
  Gain (loss) on early
     extinguishment of debt......        --       (5,650)          --        6,695           --
                                    -------      -------      -------      -------      -------
EBITDA...........................   $53,987      $47,458      $36,503      $24,897      $17,698
                                    =======      =======      =======      =======      =======

(2) Excludes bank overdraft.

(3) Includes the results of operations for Taylor Publishing, from its acquisition on July 27, 2000.

(4) Includes the results of operations for ECI, from its acquisition on March 30, 2001. ECI sales are highly seasonal with most shipments generally occurring in the first four months of our fiscal year.

(5) Includes the results of operations of Milestone Marketing, from its acquisition on July 15, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Special Note Regarding Forward-Looking Statements."

OVERVIEW

     We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, academic achievement publications and recognition and affinity jewelry in the United States. Our two principal business segments are: scholastic products and recognition and affinity products. The scholastic products segment serves the high school, college and, to a lesser extent, the elementary and junior high school markets and accounted for approximately 87% of our net sales for the year ended August 30, 2003. Our scholastic products segment consists of three principal categories: class rings, yearbooks and graduation products, the last of which includes fine paper products and graduation accessories.

     The recognition and affinity products segment accounted for approximately 13% of our net sales for the year ended August 30, 2003. This segment provides, among other things, publications that recognize the academic achievement of top students at the high school and college levels, as well as the nation's most inspiring teachers, jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

                               COMPANY BACKGROUND

     CBI was initially formed by CHPII, a private equity investment fund, in March 1996 for the purpose of acquiring substantially all of the ArtCarved operations of CJC Holdings, Inc. and the Balfour operations of L. G. Balfour Company, Inc. These acquisitions were consummated on December 16, 1996. Until such date, CBI engaged in no business activities other than in connection with the completion of the acquisitions and the financing thereof.

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

     Taylor Acquisition. On February 11, 2000, Castle Harlan Partners III, L.P. ("CHPIII"), one of our stockholders and an affiliate of CHPII, acquired Taylor for a purchase price of approximately $30.0 million, whose primary business is the designing and printing of student yearbooks. On July 27, 2000, we acquired all issued and outstanding shares of Taylor Senior Holding Corp ("TSHC"), Taylor's parent, through the issuance of 320,929 shares of our common stock and 393,482 shares of our series A preferred stock (the "Taylor Acquisition"). The Taylor Acquisition was accounted for under the purchase method of accounting. As a result of this transaction, our consolidated financial statement for 2000 include the results of operations for Taylor for the period from February 11, 2000 to August 26, 2000.

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

     Goodwill and Other Intangible Assets. On September 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested for impairment upon adoption and on an annual basis thereafter. We completed the initial impairment test and concluded that goodwill was not impaired as of August 30, 2003. The adoption of SFAS No. 142 during the fiscal year ended 2003 did not have a material impact on our consolidated balance sheets or our statements of operations, shareholders' equity or cash flows.

RESULTS OF OPERATIONS

     The following table sets forth selected information from our consolidated statements of operations expressed on an actual basis and as a percentage of net sales.

                                                  FOR THE YEAR ENDED
                            ---------------------------------------------------------------
                              AUGUST 30, 2003       AUGUST 31, 2002       AUGUST 25, 2001
                            -------------------   -------------------   -------------------
                                       % OF NET              % OF NET              % OF NET
                             ACTUAL     SALES      ACTUAL     SALES      ACTUAL     SALES
                            --------   --------   --------   --------   --------   --------
                                                (DOLLARS IN THOUSANDS)
Net sales.................  $308,431    100.0%    $304,378    100.0%    $281,053    100.0%
Cost of sales.............   139,170     45.1      146,898     48.3      142,164     50.6
                            --------    -----     --------    -----     --------    -----
  Gross profit............   169,261     54.9      157,480     51.7      138,889     49.4
Selling, general and
  administrative
  expenses................   129,423     42.0      129,734     42.6      119,972     42.7
Loss on extinguishment of
  debt....................        --       --       (5,650)    (1.8)          --       --
                            --------    -----     --------    -----     --------    -----
  Operating income........    39,838     12.9       22,096      7.3       18,917      6.7
Interest expense, net.....    28,940      9.4       26,026      8.6       22,846      8.1
Other expense.............        --       --        2,783      0.9           --       --
                            --------    -----     --------    -----     --------    -----
  Income (loss) before
     income taxes.........    10,898      3.5       (6,713)    (2.2)      (3,929)    (1.4)
(Provision) benefit for
  income taxes............      (132)      --        1,171      0.4        1,443      0.5
Cumulative effect of
  change in accounting
  principle...............        --       --           --       --       (1,835)    (0.6)
                            --------    -----     --------    -----     --------    -----
  Net income (loss).......  $ 10,766      3.5%    $ (5,542)    (1.8)%   $ (4,321)    (1.5)%
                            ========    =====     ========    =====     ========    =====

     The following table sets forth sales by business segment expressed on an actual basis and as a percentage of net sales.

                                                  FOR THE YEAR ENDED
                            ---------------------------------------------------------------
                              AUGUST 30, 2003       AUGUST 31, 2002       AUGUST 25, 2001
                            -------------------   -------------------   -------------------
                                       % OF NET              % OF NET              % OF NET
                             ACTUAL     SALES      ACTUAL     SALES      ACTUAL     SALES
                            --------   --------   --------   --------   --------   --------
Scholastic Products.......  $269,146     87.3%    $269,362     88.5%    $258,435     92.0%
Recognition and Affinity
  Products................    39,285     12.7       35,016     11.5       22,618      8.0
                            --------    -----     --------    -----     --------    -----
Net sales.................  $308,431    100.0%    $304,378    100.0%    $281,053    100.0%
                            ========    =====     ========    =====     ========    =====

  YEAR ENDED AUGUST 30, 2003 COMPARED TO YEAR ENDED AUGUST 31, 2002

     Net Sales. Net sales increased $4.0 million, or 1.3%, to $308.4 million in 2003, from $304.4 million in 2002. This increase was due primarily to the inclusion of $5.4 million of net sales from Milestone in 2003, which was acquired effective July 15, 2002, as compared to $1.0 million in 2002 and an increase in sales of $3.9 million from ECI, mainly as a result of the bi-annual publication of the Who's Who Among America's Teachers in 2003. These increases were partially offset by a decrease in yearbook sales of $3.9 million, as a result of the fourth quarter of fiscal year 2002 containing an extra week of heavy shipping volumes.

     The following details the changes in net sales during such periods by business segment.

          Scholastic Products. Net sales decreased slightly to $269.1 million in 2003 from $269.4 million in 2002. Of this decrease, $3.9 million was due to decreased yearbook contracts and $1.4 million decrease due to a decline in unit volumes of high school and college class rings. These decreases were offset by a $4.4 million increase in Milestone net sales and a $0.7 million increase in graduation products.

          Recognition and Affinity Products. Net sales increased $4.3 million to $39.3 million in 2003 from $35.0 million in 2002. The increase was primarily the result of $3.9 million increased net sales attributable to ECI and $2.8 million increased sales of specialty products, partially offset by $2.2 million decrease resulting from the discontinuation of reunion services in fiscal year 2002.

          Gross Profit. Gross margin was 54.9% in 2003, a 3.2 percentage point increase from 51.7% in 2002. The gross margin increase in 2003 was the result of an increase in margins of our yearbooks associated with the implementation of new technology and our class rings due to increased labor efficiencies and the introduction of the new white metal, partially offset by the discontinuation of reunion services in fiscal year 2002.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million to $129.4 million in 2003 from $129.7 million in 2002. As a percentage of net sales, selling, general and administrative expenses decreased 0.6 percentage points in 2003 compared to 2002. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $5.9 million to $96.5 million, or 31.3% of net sales, in 2003 from $90.6 million, or 29.8% of net sales, in 2002. The increase in selling and marketing expenses as a percentage of net sales was largely a result of increased marketing efforts in class rings, yearbooks and graduation products, an increase of $2.7 million as a result of the Milestone Acquisition, and increased marketing costs related to ECI's bi-annual teachers publication. General and administrative expenses in 2003 were $33.0 million, or 10.7% of net sales, as compared to $39.1 million, or 12.9% of net sales, in 2002. The decrease in general and administrative expenses as a percentage of revenue was primarily the result of a $5.6 million decrease related to the adoption of SFAS No. 142, in which goodwill and trademarks are no longer amortized.

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

          Operating Income. As a result of the foregoing, operating income was $39.8 million, or 12.9% of net sales, in 2003 as compared with $22.1 million, or 7.3% of net sales, in 2002. The scholastic products segment reported operating income of $30.3 million and the recognition and affinity products segment reported operating income of $9.5 million for 2003. The adoption of SFAS No. 145 required us to reclassify the $5.7 million loss from extinguishment of debt from extraordinary items into operating expenses for 2002. Without this reclassification the operating income for 2002 would have been $27.7 million, consisting of $23.2 million operating income from the scholastic products segment and $4.5 million operating income from the recognition and affinity products segment for 2002.

          Interest Expense, Net. Net interest expense was $28.9 million in 2003 and $26.0 million in 2002. The average debt outstanding in 2003 and in 2002 was $235.9 million and $225.7 million, respectively. The weighted average interest rate of debt outstanding in 2003 and in 2002 was 12.3% and 11.5% respectively.

          Other Expense. Other expense was $0 for 2003 and $2.8 million for 2002. Out of the $2.8 million in 2002, $2.6 million was a result of the termination and reclassification of interest rate swaps that occurred in conjunction with the issuance of the Unsecured Notes and the entering into of our Senior Secured Credit Facility on February 20, 2002. The remaining interest rate swap agreement represented a notional amount of $25 million that was classified as a trading derivative in 2002. As such, changes in the fair value of this derivative resulted in a charge of $0.2 million for 2002. As of August 31, 2002, the fair value of this derivative represented a liability of approximately $0.9 million and it expired during 2003.

          (Provision) Benefit for Income Taxes. For 2003 and 2002, the Company recorded an income tax provision of $132,000 and an income tax benefit of $1,171,000, respectively. The Company's provision in 2003 relates to state income taxes. No federal expense is being reported due to a tax loss that is expected for the year. The Company's benefit related to the net operating loss carryback generated in years ended August 31, 2002 attributable to TSHC. No net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not.

          Net Income (Loss). As a result of the foregoing, we reported net income of $10.8 million in 2003 as compared to a net loss of $5.5 million in 2002.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.8 million, or 8.1%, to $129.7 million in 2002 from $120.0 million in 2001. As a percentage of net sales, selling, general and administrative expenses decreased 0.1 percentage points in 2002 compared to 2001. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $7.9 million to $90.6 million, or 29.8% of net sales, in 2002 from $82.7 million, or 29.4% of net sales, in 2001. General and administrative expenses in 2002 were $39.1 million, or 12.9% of net sales, as compared to $37.3 million, or 13.3% of net sales, in 2001. This decrease in general and administrative expenses as a percentage of revenue was a result of realization of the balance of the synergy savings related to the Taylor Acquisition, partially offset by increased employee health insurance costs.

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

     Operating Income. As a result of the foregoing, operating income was $22.1 million, or 7.3% of net sales, in 2002 as compared with $18.9 million, or 6.7% of net sales, in 2001. The scholastic products segment reported operating income of $20.8 million and the recognition and affinity products segment reported an operating loss of $1.9 million in 2001. The adoption of SFAS No. 145 required us to reclassify the $5.7 million loss from extinguishment of debt from extraordinary items into operating expenses for 2002. Without this reclassification the operating income for 2002 would have been $27.7 million, consisting of $23.2 million operating income from the scholastic products segment and $4.5 million operating income from the recognition and affinity products segment for 2002. This increase in the recognition and affinity product segment was primarily attributable to favorable impact of approximately $5.9 million from the ECI Acquisition on March 30, 2001.

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

     Benefit for Income Taxes. For 2002 and 2001, the Company recorded income tax benefit of $1,171,000 and $1,443,000. The Company's benefit relates to the expected annual benefits from the net operating loss carryback generated in years ended August 31, 2002 and August 25, 2001 attributable to TSHC. No net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not.

     Cumulative Effect of Change in Accounting Principle. The cumulative effect of change in accounting principle, representing a loss of $1.8 million, was recorded due to the adoption of SAB 101 as of August 27, 2000.

     Net Loss. As a result of the foregoing, we reported a net loss of $5.5 million in 2002 as compared to a net loss of $4.3 million in 2001.

SEASONALITY

     The Company's scholastic product sales tend to be seasonal. Class ring sales are highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for class rings for delivery to students before the winter holiday season. Sales of the Company's fine paper products are predominantly made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in April and June. The Company has historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. Yearbook sales are highest during the months of May through June, as yearbooks are typically shipped to schools prior to the school's summer break. The Company's recognition and affinity product line sales are also seasonal. The majority of the sales of achievement publications are shipped in November of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of the seasonality of the class ring business on the Company are somewhat tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. Operating activities provided cash flows of $26.5 million for fiscal 2003 as compared to $23.3 million in fiscal 2002. The $3.2 million increase in cash flows from operating activities between the two periods was primarily the result of an increase in operating cash from net income before depreciation, amortization and other non-cash charges of $5.7 million and increases in the change in prepaid expenses and other assets of $2.8 million, inventories of $0.7 million, and income tax receivable of $0.7 million. These increases in cash flows were partially offset by decreases in the changes in receivables of $1.1 million, deferred revenue of $1.1 million, and accounts payable, accrued expenses and other long-term liabilities of $4.1 million. Operating activities provided cash flows of $23.3 million for fiscal 2002 as compared to $10.3 million in fiscal 2001. The $13.0 million increase in cash flows from operating activities between the two periods was primarily the result of an increase in operating cash from net income before depreciation, amortization and other non-cash charges of $3.9 million, a decrease in accounts receivable and income tax receivable of $14.5 million, a decrease in inventories of $0.5 million and a decrease in other assets of $1.9 million. These increases in cash flows were partially offset by an increase in prepaid expenses, other assets and deferred revenue of $6.7 million and a decrease in accounts payable, accrued expenses and other long-term liabilities of $1.0 million.

     Investing Activities. Capital expenditures in 2003, 2002 and 2001 were $11.2 million, $14.2 million and $7.5 million, respectively. The increase in capital expenditures in 2002 was primarily attributable to the purchase of two new printing presses at Taylor. Also affecting investing activities in 2002 and 2001 were the Milestone Acquisition and the ECI Acquisition.

     Financing Activities. Net cash used in financing activities in 2003 was $15.1 million, primarily used to pay down bank revolver borrowings. Net cash provided from financing activities in 2002 and 2001 was $4.7 million and $48.4 million, respectively. In February 2002, we issued $177.0 million of Unsecured Notes due 2007 and entered into a new $40.0 million Senior Secured Credit Facility. The Company paid off the then outstanding term loans and revolver under the former credit agreement, its bridge notes to affiliates and settled all but $25.0 million in notional amount of its interest rate swap agreements. In 2001, in connection with the acquisition of ECI, we entered into the second amended and restated credit agreement whereby we borrowed approximately $27.3 million to fund a portion of the acquisition. In addition, CHPIII provided us with approximately $24.5 million in cash in return for the issuance of a bridge note representing an obligation of $8.5 million and the issuance of series A preferred stock and common stock for $16.0 million.

     Capital Resources. In February 2002, we entered into the Senior Secured Credit Facility. As of August 30, 2003, $9.5 million under that facility was outstanding.

     In connection with the Taylor Acquisition, CBI signed a gold consignment financing agreement with a bank. Under its gold consignment financing agreement, CBI has the ability to have on consignment the lowest of (i) the dollar value of 27,000 troy ounces of gold, (ii) $10.1 million and (iii) a borrowing base, determined based upon a percentage of gold located at CBI's facilities and other approved locations, as specified by the agreement. Under the terms of the consignment arrangement, CBI does not own the consigned gold nor have risk of loss related to such inventory until the money is received by the bank from CBI in payment for the gold purchased. Accordingly, CBI does not include the values of consigned gold in its inventory or the corresponding liability for financial statement purposes. As a result, as of August 30, 2003 and August 31, 2002, CBI held approximately 17,780 ounces and 14,380 ounces, respectively, of gold valued at $6.7 million and $4.6 million, respectively, on consignment from the bank.

     Cash generated from operating activities and availability under our Senior Secured Credit Facility and prior credit facilities which were paid off in February 2002 have been our principal sources of liquidity. Our liquidity needs arise primarily from debt service, working capital, capital expenditure and general corporate requirements. As of August 30, 2003, we had approximately $28.3 million available under our credit facility.

     We believe that cash flow from our operating activities combined with the availability of funds under our Senior Secured Credit Facility will be sufficient to support our operations and liquidity requirements for the foreseeable future.

CONTRACTUAL OBLIGATIONS

     We have contractual obligations due as follows (in thousands):

                                                     FISCAL YEAR ENDING
                            ---------------------------------------------------------------------
DESCRIPTION                  2004     2005     2006       2007      2008    THEREAFTER    TOTAL
-----------                 ------   ------   -------   --------   ------   ----------   --------
Long-term debt............  $   --   $   --   $    --   $217,210   $   --     $   --     $217,210
Credit facility(1)........      --       --     9,500         --       --         --        9,500
Operating leases..........   2,850    2,193     1,882      1,495    1,188      3,530       13,138
Capital leases............     682      606       566        541      219         --        2,614
                            ------   ------   -------   --------   ------     ------     --------
Total contractual cash
  obligations.............  $3,582   $2,799   $11,948   $219,246   $1,407     $3,530     $242,462
                            ======   ======   =======   ========   ======     ======     ========

---------------

(1) Also outstanding is $2.1 million in the form of letters of credit.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt became effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 required us to reclassify certain items from extraordinary items into operating income
(loss).

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to the date of an entity's commitment to an exit plan or disposal activity. The adoption of SFAS No. 146 in January 2003 did not have a material effect on our financial statements.

     In December 2002, SFAS 148 was issued, which amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure requirements were effective for us beginning December 15, 2002 and we have complied with those requirements. The adoption of the additional reporting requirements of SFAS 148 in December 2002 did not have a material effect on our financial statements.

     In December 2002, FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34", was issued, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees and clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of FIN 45 in December 2002 did not have a material effect on our financial statements.

     In April 2003, SFAS No. 149 ("SFAS 149"), "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", was issued, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of SFAS 149 in the third quarter of fiscal year ended 2003 did not have a significant impact on our financial statements.

     In May 2003, SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We will adopt SFAS 150 beginning our first quarter of fiscal year 2004. We are currently reviewing the impact this statement will have on our financial statements.

     In May 2003, FIN 46, "Consolidation of Variable Interest Entities", was issued, which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We will adopt FIN 46 beginning our first quarter of fiscal year 2004 and we are currently reviewing the impact this statement will have on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Interest Rate Risk. We have market risk exposure from changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments and through the use of interest rate swaps. Our Senior Secured Credit Facility and our gold consignment agreement are variable rate facilities. The interest rates under those facilities are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. In fiscal year 2002, upon consummation of the issuance of our senior unsecured notes we terminated approximately $1.7 million of our existing swap agreements and interest rate swaps representing a notional amount of $25.0 million remained in place. As of August 31, 2003, $0 remained in place.

     Our derivatives and other financial instruments subject to interest rate risk consist of long-term debt (including current portion), an interest rate swap and notional amount under the gold consignment agreement. The net fair value of these financial instruments at August 30, 2003 and August 31, 2002 represented a current liability of $0 and $0.9 million, respectively.

     If the interest rate on our variable debt increased or decreased by 1% in the fiscal year ended 2003, our interest expense would have changed by approximately $0.1 million during the same period. As of August 30, 2003 and August 31, 2002, the fair value of our debt approximated its carrying value and is estimated based on quoted market prices for comparable instruments.

     Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single source supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The purchases beginning fiscal 2002 are payable in Euros and in 2001 were payable in Deutsche Marks. During 2001, in order to hedge our foreign currency risks, we purchased a total of $2.0 million in forward Deutsche Mark contracts with various maturity dates resulting in a net gain of $0.1 million. In the fiscal years ended 2003 and 2002 we did not purchase any forward contracts.

     Gold. We purchase all of our gold requirements from The Bank of Nova Scotia through our revolving credit and gold consignment agreement. We consign the majority of our gold from The Bank of Nova Scotia and pay for gold as the product is shipped to customers and as required by the terms of the gold consignment agreement. As of August 30, 2003, we had hedged most of our gold requirements for the fiscal year ending August 28, 2004 through the purchase of gold options.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Achievement Corporation

     We have audited the accompanying consolidated balance sheets of American Achievement Corporation and subsidiaries (the "Company") as of August 30, 2003 and August 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 30, 2003, and August 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of September 1, 2002 upon the adoption of Statement of Financial Accounting Standard No. 142,"Goodwill and Other Intangible Assets."

/s/ DELOITTE & TOUCHE LLP

Austin, Texas
November 17, 2003

                        AMERICAN ACHIEVEMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                               AUGUST 30,      AUGUST 31,
                                                                  2003            2002
                                                              -------------   -------------
                                                                 (DOLLARS IN THOUSANDS,
                                                                   EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  1,735        $  1,562
  Accounts receivable, net of allowance for doubtful
     accounts of $3,242 and $3,578, respectively............      44,193          46,326
  Income tax receivable.....................................          --             738
  Inventories, net..........................................      23,310          25,427
  Prepaid expenses and other current assets, net............      30,317          28,021
                                                                --------        --------
          Total current assets..............................      99,555         102,074
PROPERTY, PLANT AND EQUIPMENT, net..........................      65,307          66,592
TRADEMARKS..................................................      41,855          41,855
GOODWILL....................................................     162,059         159,308
OTHER ASSETS, net of accumulated amortization of $8,057 and
  $5,701, respectively......................................      26,725          31,797
                                                                --------        --------
          Total assets......................................    $395,501        $401,626
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft............................................    $  4,877        $  4,324
  Accounts payable..........................................       6,564           9,364
  Customer deposits.........................................      21,393          23,649
  Accrued expenses..........................................      26,856          24,773
  Deferred revenue..........................................       5,123           6,515
  Accrued interest..........................................       4,231           4,138
                                                                --------        --------
          Total current liabilities.........................      69,044          72,763
LONG-TERM DEBT..............................................     226,710         242,117
OTHER LONG-TERM LIABILITIES.................................       9,854           4,642
                                                                --------        --------
          Total liabilities.................................     305,608         319,522
REDEEMABLE MINORITY INTEREST IN SUBSIDIARY..................      18,050          16,850
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Series A preferred stock, $.01 par value; 1,200,000 shares authorized, 1,007,366 shares and 1,006,847 shares
     issued and outstanding, respectively; liquidation
     preference of $100,737, and $100,685, respectively.....          10              10
  Common stock, $.01 par value; 1,250,000 shares authorized,
     809,775 shares and 809,351 shares issued and
     outstanding, respectively..............................           8               8
  Additional paid-in capital................................      95,350          95,310
  Accumulated deficit.......................................     (18,375)        (27,941)
  Accumulated other comprehensive loss......................      (5,150)         (2,133)
                                                                --------        --------
          Total stockholders' equity........................      71,843          65,254
                                                                --------        --------
          Total liabilities and stockholders' equity........    $395,501        $401,626
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       FOR THE YEAR ENDED
                                                              ------------------------------------
                                                              AUGUST 30,   AUGUST 31,   AUGUST 25,
                                                                 2003         2002         2001
                                                              ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Net sales...................................................   $308,431     $304,378     $281,053
Cost of sales...............................................    139,170      146,898      142,164
                                                               --------     --------     --------
  Gross profit..............................................    169,261      157,480      138,889
Selling, general and administrative expenses................    129,423      129,734      119,972
Loss on extinguishment of debt..............................         --       (5,650)          --
                                                               --------     --------     --------
  Operating income..........................................     39,838       22,096       18,917
Interest expense, net.......................................     28,940       26,026       22,846
Other expense...............................................         --        2,783           --
                                                               --------     --------     --------
  Income (loss) before income taxes.........................     10,898       (6,713)      (3,929)
  Benefit (provision) for income taxes......................       (132)       1,171        1,443
                                                               --------     --------     --------
  Income (loss) before cumulative effect of change in
     accounting principle...................................     10,766       (5,542)      (2,486)
Cumulative effect of change in accounting principle.........         --           --       (1,835)
                                                               --------     --------     --------
  Net income (loss).........................................     10,766       (5,542)      (4,321)
Preferred dividends.........................................     (1,200)      (1,200)      (1,200)
                                                               --------     --------     --------
  Net income (loss) applicable to common stockholders.......   $  9,566     $ (6,742)    $ (5,521)
                                                               ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   PREFERRED STOCK                COMMON STOCK
                                                        -------------------------------------   ----------------
                                                             SERIES A            SERIES B
                                                        ------------------   ----------------
                                                         SHARES     AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT
                                                        ---------   ------   -------   ------   -------   ------
                                                               (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, August 26, 2000..............................    854,467    $ 9          --   $  --    696,914     $7
Comprehensive loss --
Net loss..............................................         --     --          --      --         --     --
Adjustment to minimum pension liability...............         --     --          --      --         --     --
Change in effective portion of derivative loss........         --     --          --      --         --     --
                                                        ---------    ---     -------   -----    -------     --
Total comprehensive loss..............................         --     --          --      --         --     --
Issuance of American Achievement Series B Preferred
  Stock...............................................         --     --      16,000     160         --     --
Exchange of Series B Preferred Stock for Series A and
  common stock........................................    146,880      1     (16,000)   (160)   112,137      1
Accrued dividends on minority interest in CBI.........         --     --          --      --         --     --
Exercise of Stock Options.............................         --     --          --      --        300     --
                                                        ---------    ---     -------   -----    -------     --
BALANCE, August 25, 2001..............................  1,001,347     10          --      --    809,351      8
                                                        ---------    ---     -------   -----    -------     --
Comprehensive loss  --
Net loss..............................................         --     --          --      --         --     --
Adjustment to minimum pension liability...............         --     --          --      --         --     --
Change in effective portion of derivative loss........         --     --          --      --         --     --
Reclassification into earnings for derivative
  termination.........................................         --     --          --      --         --     --
                                                        ---------    ---     -------   -----    -------     --
Total comprehensive income (loss).....................         --     --          --      --         --     --
Accrued dividends on minority interest in CBI.........         --     --          --      --         --     --
Issuance of American Achievement Series A Preferred
  stock...............................................      5,500     --          --      --         --     --
                                                        ---------    ---     -------   -----    -------     --
BALANCE, August 31, 2002..............................  1,006,847     10          --      --    809,351      8
                                                        ---------    ---     -------   -----    -------     --
Comprehensive income --
Net income............................................         --     --          --      --         --     --
Adjustment to minimum pension liability...............         --     --          --      --         --     --
                                                        ---------    ---     -------   -----    -------     --
Total comprehensive income (loss).....................         --     --          --      --         --     --
Accrued dividends on minority interest in CBI.........         --     --          --      --         --     --
Issuance of stock.....................................        519     --          --      --        424     --
                                                        ---------    ---     -------   -----    -------     --
BALANCE, August 30, 2003..............................  1,007,366    $10          --   $  --    809,775     $8
                                                        =========    ===     =======   =====    =======     ==

                                                                      ACCUMULATED
                                                                         OTHER
                                                        ADDITIONAL   COMPREHENSIVE
                                                         PAID-IN        INCOME       ACCUMULATED
                                                         CAPITAL        (LOSS)         DEFICIT      TOTAL
                                                        ----------   -------------   -----------   -------
                                                            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, August 26, 2000..............................   $78,760        $    --       $(15,678)    $63,098
Comprehensive loss --
Net loss..............................................        --             --         (4,321)     (4,321)
Adjustment to minimum pension liability...............        --           (519)            --        (519)
Change in effective portion of derivative loss........        --         (2,232)            --      (2,232)
                                                         -------        -------       --------     -------
Total comprehensive loss..............................        --         (2,751)        (4,321)     (7,072)
Issuance of American Achievement Series B Preferred
  Stock...............................................    15,840             --             --      16,000
Exchange of Series B Preferred Stock for Series A and
  common stock........................................       158             --             --          --
Accrued dividends on minority interest in CBI.........        --             --         (1,200)     (1,200)
Exercise of Stock Options.............................         2             --             --           2
                                                         -------        -------       --------     -------
BALANCE, August 25, 2001..............................    94,760         (2,751)       (21,199)     70,828
                                                         -------        -------       --------     -------
Comprehensive loss  --
Net loss..............................................        --             --         (5,542)     (5,542)
Adjustment to minimum pension liability...............        --         (1,614)            --      (1,614)
Change in effective portion of derivative loss........        --           (377)            --        (377)
Reclassification into earnings for derivative
  termination.........................................        --          2,609             --       2,609
                                                         -------        -------       --------     -------
Total comprehensive income (loss).....................        --            618         (5,542)     (4,924)
Accrued dividends on minority interest in CBI.........        --             --         (1,200)     (1,200)
Issuance of American Achievement Series A Preferred
  stock...............................................       550             --             --         550
                                                         -------        -------       --------     -------
BALANCE, August 31, 2002..............................    95,310         (2,133)       (27,941)     65,254
                                                         -------        -------       --------     -------
Comprehensive income --
Net income............................................        --             --         10,766      10,766
Adjustment to minimum pension liability...............        --         (3,017)            --      (3,017)
                                                         -------        -------       --------     -------
Total comprehensive income (loss).....................        --         (3,017)        10,766       7,749
Accrued dividends on minority interest in CBI.........        --             --         (1,200)     (1,200)
Issuance of stock.....................................        40             --             --          40
                                                         -------        -------       --------     -------
BALANCE, August 30, 2003..............................   $95,350        $(5,150)      $(18,375)    $71,843
                                                         =======        =======       ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEAR ENDED
                                                              ----------------------------------------
                                                              AUGUST 30,   AUGUST 31,     AUGUST 25,
                                                                 2003         2002           2001
                                                              ----------   ----------   --------------
                                                                       (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $ 10,766    $  (5,542)      $ (4,321)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
     Depreciation and amortization..........................     14,149       19,712         17,586
     Loss on extinguishment of debt.........................         --        5,650             --
     Amortization of debt discount and deferred financing
      fees..................................................      2,051        1,355          1,534
     Cumulative effect of change in accounting principle....         --           --          1,835
     Issuance of Preferred Stock in settlement of
      obligation............................................         --         (550)            --
     Unrealized loss on free-standing derivative............         --          182             --
     (Recovery) provision for doubtful accounts.............       (376)         145            383
     Changes in assets and liabilities
       Decrease (increase) in receivables...................      2,469        3,582        (10,093)
       Decrease in inventories, net.........................      2,117        1,380            881
       Decrease (increase) in income tax receivable.........        738           38           (776)
       Increase in prepaid expenses and other current
        assets, net.........................................     (2,296)      (5,057)        (5,437)
       Increase in other assets.............................     (1,043)        (739)        (2,620)
       (Decrease) increase in deferred revenue..............     (1,392)        (284)         6,799
       (Decrease) increase in accounts payable and accrued
        expenses and other long-term liabilities............       (685)       3,438          4,485
                                                               --------    ---------       --------
          Net cash provided by operating activities.........     26,498       23,310         10,256
                                                               --------    ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................    (11,243)     (14,247)        (7,499)
  Sale of property..........................................         --          673             --
  Sales of Publishing Segment...............................         --           --             47
  Acquisitions, net of cash acquired........................         --      (15,502)       (50,413)
                                                               --------    ---------       --------
          Net cash used in investing activities.............    (11,243)     (29,076)       (57,865)
                                                               --------    ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on term loan facility............................         --     (121,400)            --
  Proceeds from debt issuance, net of debt issue cost.......         --      166,612         35,835
  Proceeds from issuance of common and preferred stock......         --           --         16,000
  Exercise of stock option..................................         --           --              2
  Proceeds from issuance of stock...........................         40           --             --
  Payment of bridge notes to affiliate......................         --      (28,383)        (8,600)
  Bank revolver borrowings, net.............................    (15,675)      (8,684)         5,121
  Repayment of interest rate swaps..........................         --       (3,279)            --
  Increase (decrease) in bank overdraft.....................        553         (174)            --
                                                               --------    ---------       --------
          Net cash provided by (used in) financing
           activities.......................................    (15,082)       4,692         48,358
                                                               --------    ---------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........        173       (1,074)           749
CASH AND CASH EQUIVALENTS, beginning of fiscal year.........      1,562        2,636          1,887
                                                               --------    ---------       --------
CASH AND CASH EQUIVALENTS, end of fiscal year...............   $  1,735    $   1,562       $  2,636
                                                               ========    =========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the fiscal year for --
     Interest...............................................   $ 26,790    $  24,001       $ 20,461
                                                               ========    =========       ========
     Income taxes...........................................   $    133    $     802       $    443
                                                               ========    =========       ========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Accrued Dividends on CBI Series A Preferred...............   $  1,200    $   1,200       $  1,200
                                                               ========    =========       ========
  Issuance of preferred stock in settlement of obligation...   $     --    $     550             --
                                                               ========    =========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BACKGROUND AND ORGANIZATION

     American Achievement Corporation, a Delaware corporation (together with its subsidiaries, "AAC" or the "Company"), is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company also operates a division which sells achievement publications in the specialty directory publishing industry nationwide. The Company markets its products and services primarily in the United States and operates in two reporting segments, scholastic products and recognition and affinity products. The Company's corporate offices and primary manufacturing facilities are located in Austin and Dallas, Texas.

     Prior to July 27, 2000, the Company's operations consisted of Commemorative Brands, Inc. ("CBI"), owned 100% by Commemorative Brands Holding Corp. ("CBHC"). CBHC was formed on June 27, 2000 to serve as a holding company for CBI operations and future acquisitions. The Company changed its name from CBHC to American Achievement Corporation on January 23, 2002. AAC is owned primarily by Castle Harlan Partners II ("CHPII") and Castle Harlan Partners III ("CHPIII").

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

                                 CONSOLIDATION

     The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The 11 5/8% Senior Unsecured Notes Due 2007 (the "Unsecured Notes") are guaranteed by every direct and indirect domestic subsidiary of American Achievement Corporation. The guarantees by the guarantor subsidiaries are full, unconditional, and joint and several. All of the guarantor subsidiaries are wholly owned, with the exception of CBI, which is majority owned. American Achievement Corporation is a holding company with no independent assets or operations other than its investment in its subsidiaries.

                         CHANGE IN ACCOUNTING PRINCIPLE

     Effective September 1, 2002, the Company adopted Statement of Financial Accounts Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which revises the accounting for purchased goodwill and intangible assets. This statement was applied to all goodwill and other intangible assets recognized on the balance sheet, regardless of when those assets were initially recorded. Upon its adoption, the Company no longer amortized its goodwill or trademarks.

                        AMERICAN ACHIEVEMENT CORPORATION

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

     Maintenance, repairs and minor replacements are charged against operations as incurred; major replacements and betterments are capitalized. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected as other income or expense for the period. Depreciation expense recorded in the accompanying consolidated statements of operations is $12,568, $11,941 and $10,856 for the years ended August 30, 2003, August 31, 2002, and August 25, 2001, respectively.

                        AMERICAN ACHIEVEMENT CORPORATION

               TRADEMARKS, GOODWILL, AND OTHER INTANGIBLE ASSETS

     Goodwill was $162,059 and $159,308 at August 30, 2003 and August 31, 2002, respectively, and trademarks were $41,855 at August 30, 2003 and August 31, 2002. During the year ended August 30, 2003, goodwill increased primarily due to a $2.4 million reclassification of work force in place from other intangible assets.

     The impact of the implementation of SFAS No. 142 and comparison to the prior years is as follows:

                                                          FOR THE YEAR ENDED
                                                 ------------------------------------
                                                 AUGUST 30,   AUGUST 31,   AUGUST 25,
                                                    2003         2002         2001
                                                 ----------   ----------   ----------
Reported net income (loss).....................   $10,766      $(5,542)     $(4,321)
  Add: goodwill amortization...................        --        4,013        3,438
  Add: trademark amortization..................        --        1,544        1,092
                                                  -------      -------      -------
Pro forma net income...........................   $10,766      $    15      $   209
                                                  =======      =======      =======

     The Company includes other intangible assets subject to amortization in other assets on the balance sheet. The other intangible assets subject to amortization are as follows:

                                                                    ACCUMULATED
                                                      GROSS ASSET   AMORTIZATION   NET ASSET
                                                      -----------   ------------   ---------
At August 30, 2003
  Deferred financing costs..........................    $10,344       $(3,286)      $ 7,058
  Customer lists and distribution contracts.........     16,072        (4,771)       11,301
                                                        -------       -------       -------
       Total intangible assets subject to
          amortization..............................    $26,416       $(8,057)      $18,359
                                                        =======       =======       =======
At August 31, 2002
  Deferred financing costs..........................    $10,151       $(1,503)      $ 8,648
  Customer lists and distribution contracts.........     16,072        (3,193)       12,879
  Work force in place...............................      3,377        (1,005)        2,372
                                                        -------       -------       -------
       Total intangible assets subject to
          amortization..............................    $29,600       $(5,701)      $23,899
                                                        =======       =======       =======

     Total amortization on intangible assets above was $3,361 and $2,237 for the years ended August 30, 2003 and August 31, 2002, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on customer lists and distribution contracts is recorded as amortization expense. Deferred financing costs have a useful life of 1-7 years and customer lists and distribution contracts have a useful life of 10-12 years. Estimated annual amortization expense for fiscal years ended 2004 through 2008 is approximately $3.4 million each year.

                                  OTHER ASSETS

     Other assets include the intangible assets listed above and ring samples supplied to national chain stores, jewelry stores and sales representatives of the Company. Ring samples are expensed on a straight-line basis over a useful life of six years.

                        AMERICAN ACHIEVEMENT CORPORATION

     Other assets, net consists of the following:

                                                              AUGUST 30,   AUGUST 31,
                                                                 2003         2002
                                                              ----------   ----------
Ring samples................................................    $7,179       $7,029
Other.......................................................     1,187          869
                                                                ------       ------
Other assets, net...........................................    $8,366       $7,898
                                                                ======       ======

                        IMPAIRMENT OF LONG-LIVED ASSETS

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires an entity to review long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination was made.

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

     The Company designates its derivatives based upon criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of

                        AMERICAN ACHIEVEMENT CORPORATION
change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

     Trading derivatives are reflected in other current liabilities at their fair value with any changes in fair value being reported in other income or expense.

                            STOCK-BASED COMPENSATION

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 ("SFAS 148"),"Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123". The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148. Accordingly, no compensation expense has been recognized for the Company's stock plans.

     Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in the fiscal years ended 2003, 2002, and 2001 consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net income (loss) would have been reported as follows:

                                                                 FOR THE YEAR ENDED
                                                        ------------------------------------
                                                        AUGUST 30,   AUGUST 31,   AUGUST 25,
                                                           2003         2002         2001
                                                        ----------   ----------   ----------
Net income (loss).....................................   $10,766      $(5,542)     $(4,321)
Less: stock-based compensation expense, net of related
  taxes...............................................        30            8           15
                                                         -------      -------      -------
Net income (loss) -- pro forma........................   $10,736      $(5,550)     $(4,336)
                                                         =======      =======      =======

     The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the fiscal years ended 2003, 2002 and 2001:

                                                              2003       2002     2001
                                                            --------   --------   ----
Risk-free interest rate...................................  3.93%      4.88%      N/A
Expected life.............................................  10 years   10 years   N/A
Volatility................................................  25%        28%        N/A
Dividend yield............................................  --         --          --

                              REVENUE RECOGNITION

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which among other guidance, clarified the staff's views on various revenue recognition and reporting matters. As a result, the Company changed its method of accounting for certain sales transactions. Under its previous policy, the Company recognized revenue to the independent sales representatives upon shipment of the product from its production facility. Under the new accounting method, adopted retroactive to August 27, 2000, the first

                        AMERICAN ACHIEVEMENT CORPORATION
day of the Company's 2001 fiscal year, the Company changed its accounting method for recognizing revenue and related gross profit on sales to independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue until the independent sales representative delivers the product and title passes to the Company's end customer.

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

                                        BALANCE AT    CHARGED TO
                                       BEGINNING OF   COSTS AND                     BALANCE AT
                                          PERIOD       EXPENSES    WRITE-OFFS(1)   END OF PERIOD
                                       ------------   ----------   -------------   -------------
For the Year Ended
  August 25, 2001....................     4,278         1,473         (2,747)          3,004
  August 31, 2002....................     3,004         2,499         (2,660)          2,843
  August 30, 2003....................     2,843         2,335         (2,662)          2,516

---------------

(1) Represents principally write-offs of terminated sales representative amounts and forgiveness of amounts by the Company.

                                  SEASONALITY

     The Company's scholastic product sales tend to be seasonal. Class ring sales are highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for class rings for delivery to students before the winter holiday season. Sales of the Company's fine paper products are predominately made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in April and June. The Company has historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. Yearbook sales are highest during the months of May through June, as yearbooks are typically shipped to schools prior to the school's summer break. The Company's recognition and affinity product line sales are also seasonal. The majority of the sales of achievement publications are shipped in November of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of the seasonality of the class ring business on the Company are somewhat tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

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

     Selling, general and administrative expenses for the Company include advertising expenses of $7,204, $6,905 and $3,551 for the years ended August 30, 2003, August 31, 2002, and August 25, 2001, respectively.

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

                          COMPREHENSIVE INCOME (LOSS)

     Beginning with fiscal year 2001, the effective portion of the loss on derivatives and unrecognized losses on accrued minimum pension liabilities were included in other comprehensive income (loss). The

                        AMERICAN ACHIEVEMENT CORPORATION
following amounts were included in determining the Company's comprehensive income (loss) for the years ended August 30, 2003, August 31, 2002, and August 25, 2001.

                                                                 FOR THE YEAR ENDED
                                                        ------------------------------------
                                                        AUGUST 31,   AUGUST 30,   AUGUST 25,
                                                           2003         2002         2001
                                                        ----------   ----------   ----------
Net income (loss).....................................   $10,766      $(5,542)     $(4,321)
Reclass into earnings for derivative
  reclassification....................................        --         (377)      (2,232)
Reclass into earnings for derivative termination......        --        2,609           --
Adjustment in minimum pension liability...............    (3,017)      (1,614)        (519)
                                                         -------      -------      -------
Total comprehensive income (loss).....................   $ 7,749      $(4,924)     $(7,072)
                                                         =======      =======      =======

     For measurement purposes for the Taylor Publishing Company Plan, the weighted average discount rate used in determining the accumulated benefit obligation was revised to 6.0 from 7.25 percent and 7.25 from 8.0 percent during the years ended August 30, 2003 and August 31, 2002, respectively. Approximately $2,267 and $993 of the unrecognized loss on minimum pension liability is a result of the change in the estimated weighted average discount rate for the fiscal years ended 2003 and 2002, respectively.

     As of August 30, 2003 and August 31, 2002 the Company no longer held any derivatives considered to be cash flow hedges.

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt became effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 required the Company to reclassify certain items from extraordinary items into operating income (loss).

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to the date of an entity's commitment to an exit plan or disposal activity. The adoption of SFAS No. 146 in January 2003 did not have a material effect on the Company's financial statements.

     In December 2002, SFAS 148 was issued, which amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure requirements were effective for the Company beginning December 15, 2002 and the Company has complied with those requirements. The adoption of the additional reporting requirements of SFAS 148 in December 2002 did not have a material effect on the financial statements.

                        AMERICAN ACHIEVEMENT CORPORATION

     In December 2002, FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34", was issued, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees and clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of FIN 45 in December 2002 did not have a material effect on the financial statements.

     In April 2003, SFAS No. 149 ("SFAS 149"), "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", was issued, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of SFAS 149 in the third quarter of the fiscal year ended 2003 did not have a significant impact on the Company's financial statements.

     In May 2003, SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company will adopt SFAS 150 beginning its first quarter of fiscal year 2004. The Company is currently reviewing the impact this statement will have on its financial statements.

     In May 2003, FIN 46, "Consolidation of Variable Interest Entities", was issued, which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company will adopt FIN 46 beginning its first quarter of fiscal year 2004 and is currently reviewing the impact this statement will have on its financial statements.

3.  SIGNIFICANT ACQUISITIONS

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

     The estimated fair value of assets acquired and liabilities assumed relating to the ECI acquisition is summarized below:

Working capital.............................................  $ 5,534
Property, plant and equipment...............................      400
Other intangibles...........................................   17,240
Goodwill....................................................   35,492
Other long-term assets......................................       44
                                                              -------
                                                              $58,710
                                                              =======

                        AMERICAN ACHIEVEMENT CORPORATION

     The Company incurred approximately $2.4 million in financing costs associated with the acquisition. During the year ended August 31, 2002, these costs were recognized as an extraordinary charge in the statement of operations in conjunction with the retirement of the associated debt.

     Effective July 15, 2002, American Achievement purchased all the outstanding stock and warrants of Milestone for a total purchase price of $16.3 million. The acquisition of Milestone was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair values. Milestone is a specialty marketer of class rings and other graduation products to the college market. Effective December 31, 2002, Milestone merged into CBI, with CBI as the surviving entity. In conjunction with the merger, for each share of Milestone common stock held by the Company, the Company received one share of CBI common stock. The existing common stock and warrants of Milestone were cancelled in connection with this transaction.

     The estimated fair value of assets acquired and liabilities assumed relating to the Milestone acquisition is summarized below:

Working capital deficit.....................................   $(2,413)
Property, plant and equipment...............................       113
Other intangibles...........................................     2,500
Goodwill....................................................    16,047
Other long-term assets......................................        28
                                                               -------
                                                               $16,275
                                                               =======

     During the year ended August 30, 2003, goodwill was increased by approximately $378 primarily related to professional services incurred in connection with the Milestone acquisition. Goodwill and trademarks related to Milestone are not amortized in accordance with SFAS No. 142.

     As a result of these transactions, the consolidated financial statements of the Company as of August 31, 2002, include the results of operations of Milestone for the period from July 15, 2002, to August 31, 2002, and the results of operations for ECI, consolidated TSHC, and consolidated CBI for the year ended August 31, 2002. The consolidated financial statements of the Company as of August 25, 2001, include the results of operations of ECI for the period from March 30, 2001, to August 25, 2001, and the results of operations for consolidated TSHC and for consolidated CBI for the year ended August 25, 2001.

     The following unaudited pro forma data summarizes the results of operations for the years indicated as if both the Milestone and ECI acquisitions had been completed as of the beginning of the year ended August 25, 2001:

                                                     AUGUST 30,   AUGUST 31,     AUGUST 25
                                                        2003         2002          2001
                                                     ----------   -----------   -----------
                                                                  (UNAUDITED)   (UNAUDITED)
Net sales..........................................   $308,431     $310,275      $304,494
Operating income (loss)............................     39,838       (8,273)        2,068
Net income (loss) applicable to common
  stockholders.....................................      9,566       (9,473)         (967)

                        AMERICAN ACHIEVEMENT CORPORATION

4.  INVENTORIES, NET

     Net inventories consist of the following:

                                                              AUGUST 30,   AUGUST 31,
                                                                 2003         2002
                                                              ----------   ----------
Raw materials...............................................   $ 7,876      $ 8,781
Work in process.............................................     8,043        8,171
Finished goods..............................................     7,632        8,653
Less -- Reserves............................................      (241)        (178)
                                                               -------      -------
                                                               $23,310      $25,427
                                                               =======      =======

     Cost of sales includes depreciation and amortization of $8,955, $8,406 and $7,535 for the fiscal years ended 2003, 2002 and 2001, respectively.

5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following:

                                                              AUGUST 30,   AUGUST 31,
                                                                 2003         2002
                                                              ----------   ----------
Sales representative advances...............................   $10,350      $10,978
  Less -- reserve on sales representative advances..........    (2,516)      (2,843)
Deferred publication and ring costs.........................     8,376        9,853
Prepaid advertising and promotion materials.................     2,580        3,390
Deferred tax asset..........................................     6,378        2,784
Other.......................................................     5,149        3,859
                                                               -------      -------
                                                               $30,317      $28,021
                                                               =======      =======

     Included in other current assets as of August 30, 2003 and August 31, 2002, is approximately $641 and $970, respectively, paid for options to purchase gold. The outstanding options at August 30, 2003, expire in various amounts through May 30, 2004. The Company carries these gold options at the lower of cost or market.

6.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net consist of the following:

                                                              AUGUST 30,   AUGUST 31,
                                                                 2003         2002
                                                              ----------   ----------
Land........................................................   $  6,097     $  6,097
Buildings and improvements..................................     12,725       11,342
Tools and Dies..............................................     30,895       28,960
Machinery and equipment.....................................     58,649       56,269
Construction in progress....................................      3,256        2,517
                                                               --------     --------
       Total................................................    111,622      105,185
Less -- accumulated depreciation............................    (46,315)     (38,593)
                                                               --------     --------
Property, plant and equipment, net..........................   $ 65,307     $ 66,592
                                                               ========     ========

                        AMERICAN ACHIEVEMENT CORPORATION

7.  ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                              AUGUST 30,   AUGUST 31,
                                                                 2003         2002
                                                              ----------   ----------
Commissions and royalties...................................   $ 8,397      $ 8,354
Compensation and related costs..............................     7,456        7,033
Other.......................................................     3,022        3,566
Acquisition-related liabilities.............................       377        1,078
Accrued sales and property taxes............................     1,493        1,450
Accumulated postretirement medical benefit cost.............     5,361        2,542
Accrued management fees -- related party (see Note 14)......       750          750
                                                               -------      -------
                                                               $26,856      $24,773
                                                               =======      =======

8.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              AUGUST 30,   AUGUST 31,
                                                                 2003         2002
                                                              ----------   ----------
11 5/8% Senior unsecured notes due 2007 (net of unamortized
  discount of $1,145 and $1,413)............................   $175,855     $175,587
11% Senior subordinated notes due 2007......................     41,355       41,355
Senior secured credit facility..............................      9,500       25,175
                                                               --------     --------
       Total long-term debt.................................   $226,710     $242,117
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

     If a change in control, as defined in the indenture relating to the Unsecured Notes (the "AAC Indenture"), occurs, the Company must give the holders of the Unsecured Notes the opportunity to sell

                        AMERICAN ACHIEVEMENT CORPORATION
their Unsecured Notes to the Company at 101 percent of the principal amount of the Unsecured Notes, plus accrued interest.

     The Unsecured Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the AAC Indenture). In addition, the Unsecured Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the AAC Indenture). The Unsecured Notes also require that the Company meet certain financial covenants including a minimum fixed charge coverage ratio (as defined in the AAC Indenture). The Company was in compliance with the Unsecured Notes covenants as of August 30, 2003.

  11% SENIOR SUBORDINATED NOTES

     CBI's 11% senior subordinated notes (the "Subordinated Notes") mature on January 15, 2007. The Subordinated Notes are redeemable at the option of CBI in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5 percent of the principal amount thereof if redeemed during 2002 and declining to 100 percent of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages as defined in the indenture relating to the Subordinated Notes, as amended (the "CBI Indenture"), if any, thereon to the date of redemption. The Company has not redeemed any of the Subordinated Notes as of August 30, 2003.

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

     The Subordinated Notes contain certain covenants that, among other things, limit the ability of CBI to engage in certain business transactions such as mergers, consolidations or sales of assets that would decrease the value of CBI or cause an event of default. The Company was in compliance with the Subordinated Notes covenants as of August 30, 2003.

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

     Availability under the Senior Secured Credit Facility is restricted to the lesser of (1) $40 million or (2) the Borrowing Base Amount as defined in the credit agreement under the Senior Secured Credit

                        AMERICAN ACHIEVEMENT CORPORATION

Facility (the "Credit Agreement"). Availability under the Senior Secured Credit Facility as of August 30, 2003 was approximately $28.3 million with $9.5 million borrowings outstanding. The Senior Secured Credit Facility matures on February 20, 2006.

     Advances under the Senior Secured Credit Facility may be made as base rate loans or LIBOR loans at the Company's election (except for the initial loans which were base rate loans). Interest rates payable upon advances are based upon the base rate or LIBOR depending on the type of loan the Company chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the Credit Agreement). The effective rate on borrowings for the year ended August 30, 2003 was 9.1%.

     The Credit Agreement contains customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on indebtedness, declaration or payment of dividends, liens, and changing the provisions of the gold consignment agreement, among other restrictions. In addition, the Credit Agreement requires that the Company meet certain financial covenants, ratios and tests, including capital expenditure limits, a maximum secured leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio. The Company was in compliance with the Credit Agreement covenants as of August 30, 2003.

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

     In conjunction with the issuance of the Unsecured Notes on February 20, 2002 and entrance into the Senior Secured Credit Facility, the Company paid off the then outstanding Term A and Term B loans and the Revolver under the former credit facility.

                        BRIDGE NOTES DUE TO AN AFFILIATE

     TP Holding Corp., and AAC had subordinated bridge promissory notes (the Bridge Notes) due to CHPIII, a stockholder of the Company, totaling approximately $26.9 million in principal and accrued interest as of August 25, 2001. The principal and accrued interest were due as of February 28, 2004. The Bridge Notes bore interest at 12 percent per annum, compounding monthly. The Bridge Notes were paid in full in connection with the issuance of the Unsecured Notes on February 20, 2002.

                          EARLY EXTINGUISHMENT OF DEBT

     In conjunction with the issuance of the Unsecured Notes and entrance into the Senior Secured Credit Facility in February 2002, the Company paid off the then outstanding term loans and revolver under the former credit facility, the bridge notes to affiliates and settled all but $25 million in notional amount of the interest rate swap agreements. During the fiscal year ended August 31, 2002, the Company recognized an extraordinary charge of approximately $5.7 million relating to the write-off of unamortized deferred

                        AMERICAN ACHIEVEMENT CORPORATION
financing costs. Upon adoption of SFAS No. 145 on September 1, 2002, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," the Company reclassed this amount to operating expenses. Due to the termination and reclassification of interest rate swaps, the Company recorded a charge to other expense of approximately $2.6 million.

     As a result of the early prepayment of certain debt obligations, the remaining interest rate swap agreement representing a notional amount of $25 million was reclassified as a trading derivative. As such, changes in the fair value of this derivative are recognized in other income or expensed. The net fair value of these financial instruments at August 30, 2003 and August 31, 2002 represented a current liability of $0 and $0.9 million, respectively.

     The Company's long-term debt outstanding as of August 30, 2003 matures as follows:

                                                               AMOUNT
                                                              MATURING
                                                              --------
Fiscal Year Ending
  2004......................................................  $     --
  2005......................................................        --
  2006......................................................     9,500
  2007......................................................   217,210
  Thereafter................................................        --
                                                              --------
                                                              $226,710
                                                              ========

     The weighted average interest rate on debt outstanding as of August 30, 2003 and August 31, 2002 was 12.3% and 11.5%, respectively.

9.  DERIVATIVE FINANCIAL INFORMATION

     The Company has held interest rate swap agreements in place with the intent of managing its exposure to interest rate risk on its existing debt obligation. The Company had four outstanding agreements to effectively convert LIBOR-based variable rate debt to fixed rate debt based on a total notional amount of $62.5 million. On February 20, 2002, in conjunction with the issuance of the Unsecured Notes and entrance into the Senior Secured Credit Facility, the Company paid off the then outstanding term loans and revolver under the former credit facility, the bridge notes to affiliates, and settled all but $25 million in notional amount of the interest rate swap agreements.

     During the year ended August 25, 2001, the Company considered these swap agreements as cash flow hedging instruments. The Company recorded net receipts or payments under these agreements as an adjustment to interest expense, while the effective portion of changes in the fair value of the swap agreements was included in other comprehensive income. The net unrealized loss on the interest rate swaps for the year ended August 25, 2001 was approximately $2.2 million and was recorded net of tax effects as other comprehensive loss in the consolidated statement of stockholders' equity. The net gain or loss during 2001 related to the ineffective portion of the interest rate swap agreements was not material.

     During the year ended August 31, 2002, the company recorded a charge to other expense for approximately $2.6 million due to the termination of the interest rate swap agreements and the reclassification of the remaining interest rate swap agreement, representing a notional amount of $25 million, as a trading derivative. The trading derivative was recorded at its fair value, with any changes in fair value being reported in income, and matured in March 2003. The Company recorded a charge to other expense of approximately $0.2 million due to changes in fair value for the year ended August 31, 2002. As of August 31, 2003, $0 remained in place.

                        AMERICAN ACHIEVEMENT CORPORATION

10.  COMMITMENTS AND CONTINGENCIES

                                     LEASES

     Certain Company facilities and equipment are leased under agreements expiring at various dates through 2018. The Company's commitments under the noncancellable portion of all operating and capital leases for each of the five years ending after August 30, 2003 and thereafter are approximately as follows:

                                                              OPERATING
FISCAL YEAR ENDING                                             EXPENSE    CAPITAL
------------------                                            ---------   -------
2004........................................................   $ 2,850    $  682
2005........................................................     2,193       606
2006........................................................     1,882       566
2007........................................................     1,495       541
2008........................................................     1,188       219
Thereafter..................................................     3,530        --
Interest....................................................        --      (239)
                                                               -------    ------
                                                               $13,138    $2,375
                                                               =======    ======

     Lease and rental expense included in the accompanying consolidated statements of operations was $3,931, $3,332 and $2,939 for the years ended August 30, 2003, August 31, 2002 and August 25, 2001, respectively.

                               PENDING LITIGATION

     The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to the business. In management's opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's results of operations or financial position.

                           GOLD CONSIGNMENT AGREEMENT

     Under the Company's gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $10.1 million or a borrowing base, determined based upon a percentage of gold located at the Company's facilities and other approved locations, as specified by the agreement. For the years ended August 30, 2003, August 31, 2002 and August 25, 2001, the Company expensed consignment fees of approximately $319, $258 and $241, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of August 30, 2003 and August 31, 2002, the Company held approximately 17,780 ounces and 14,830 ounces, respectively, of gold valued at $6.7 million and $4.6 million, respectively, on consignment from the bank.

                              EMPLOYMENT CONTRACTS

     The Company has employment agreements with its executive officers, the terms of which expire at various times through August 2005. Unless terminated, one executive officer's employment agreement adds

                        AMERICAN ACHIEVEMENT CORPORATION
one day to the term for each day that passes, and accordingly, there are always two years remaining on the term. The remaining executive officers terms can be automatically extended for an additional one-year term. Such agreements, which have been revised from time-to-time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses for a certain executive that are payable if specific management goals are attained as discussed in Note 11. The aggregate commitment for future salaries as of August 30, 2003, excluding bonuses, was approximately $2.6 million.

11.  EMPLOYEE COMPENSATION AND BENEFITS

                  POSTRETIREMENT PENSION AND MEDICAL BENEFITS

     CBI provides certain healthcare and life insurance benefits for former employees of the L.G. Balfour Company who retired prior to December 31, 1990. L.
G. Balfour Company, Inc., recognized the actuarial present value of the accumulated postretirement benefit obligation ("APBO") of approximately $6.2 million at February 28, 1993, using the delayed recognition method over a period of 20 years.

     Certain hourly employees of Taylor are covered by a defined benefit pension plan ("TPC Plan") established by Taylor.

     The benefits under the CBI and TPC Plans are based primarily on the employees' years of service and compensation near retirement. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.

                        AMERICAN ACHIEVEMENT CORPORATION

     The following table sets forth the funded status of each plan:

                                              AUGUST 30, 2003            AUGUST 31, 2002
                                          ------------------------   ------------------------
                                          TAYLOR         CBI         TAYLOR         CBI
                                          PENSION   POSTRETIREMENT   PENSION   POSTRETIREMENT
                                          -------   --------------   -------   --------------
Change in benefit obligation:
Obligation beginning of the year........  $10,851      $ 3,341       $ 9,471      $ 3,511
Service cost............................      397           --           349           --
Interest cost...........................      781          282           729          240
Actuarial loss (gain)...................      462        1,609          (133)          (4)
Benefit payments........................     (542)        (529)         (558)        (406)
Change in discount rate.................    2,267           --           993           --
                                          -------      -------       -------      -------
Obligation, end of year.................  $14,216      $ 4,703       $10,851      $ 3,341
                                          -------      -------       -------      -------
Change in fair value of plan assets (in
  thousands):
Fair value of plan assets, beginning of
  year..................................  $ 8,902           --       $ 8,441           --
Actual return of plan assets............      391           --            14           --
Employer contributions..................      710          529         1,005          406
Benefit payments........................     (542)        (529)         (558)        (406)
                                          -------      -------       -------      -------
Fair value of plan assets, end of
  year..................................  $ 9,461      $    --       $ 8,902      $    --
                                          -------      -------       -------      -------
Plan assets at fair value --
  Unfunded accumulated benefit
     obligation in excess of plan
     assets.............................  $(4,755)     $(4,703)      $(1,949)     $(3,341)
  Unrecognized net loss (gain)..........       --        1,400            --         (176)
  Unrecognized prior service costs......       --        1,731            --        2,022
                                          -------      -------       -------      -------
Accumulated postretirement benefit cost,
  current and long-term.................  $(4,755)     $(1,572)      $(1,949)     $(1,495)
                                          =======      =======       =======      =======

     The net periodic postretirement benefit cost for the years ended August 30, 2003, August 31, 2002, and August 25, 2001 include the following components:

                                  AUGUST 30, 2003             AUGUST 31, 2002            AUGUST 25, 2001
                              ------------------------   -------------------------   ------------------------
                              TAYLOR         CBI         TAYLOR          CBI         TAYLOR         CBI
                              PENSION   POSTRETIREMENT   PENSION   POSTRETIREMENT    PENSION   POSTRETIREMENT
                              -------   --------------   -------   ---------------   -------   --------------
Service costs, benefits
  attributed to service
  during the period.........   $ 397         $ --         $ 349         $ --          $ 323         $ --
Interest cost...............     781          282           729          240            656          186
Expected return on assets...    (814)          --          (769)          --           (743)          --
Amortization of unrecognized
  net loss (gain)...........      68           33             1           (2)            --           (6)
Amortization of unrecognized
  net prior service costs...      --          291            --          291             --            1
                               -----         ----         -----         ----          -----         ----
Net periodic postretirement
  benefit cost (income).....   $ 432         $606         $ 310         $529          $ 236         $181
                               =====         ====         =====         ====          =====         ====

                        AMERICAN ACHIEVEMENT CORPORATION

     Amounts recognized in the consolidated balance sheet are as follows:

                                              AUGUST 30, 2003            AUGUST 31, 2002
                                          ------------------------   ------------------------
                                          TAYLOR         CBI         TAYLOR         CBI
                                          PENSION   POSTRETIREMENT   PENSION   POSTRETIREMENT
                                          -------   --------------   -------   --------------
Accrued benefit liability...............  $ 4,755       $1,572       $ 1,949       $1,495
Accumulated other comprehensive loss....   (5,150)          --        (2,133)          --

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation for CBI was 6.25 percent for fiscal year ended 2003 and 7.25 percent compounded annually for fiscal years ended 2002 and 2001. As the plan is unfunded, no assumption was needed as to the long-term rate of return on assets.

     For measurement purposes for the CBI plan, a 10 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for fiscal year 2003, while in fiscal years 2002 and 2001, this rate was 5 percent. The healthcare cost trend rate assumption has a significant effect on the amounts reported. Increasing (or decreasing) the assumed healthcare cost trend rate one percentage point in each year would increase (or decrease) the accumulated postretirement benefit obligation by $298, or 6 percent, and by $220, or 6 percent, as of August 30, 2003, and August 31, 2002, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $16, or 6 percent, and by $15, or 6 percent, for the fiscal years ended 2003 and 2002, respectively.

     For measurement purposes for the TPC Plan, the weighted average discount rate used in determining the accumulated postretirement benefit obligation was
6.0 percent and 7.25 percent as of August 30, 2003, and August 31, 2002, respectively, the long-term rate of return on plan assets was 9.0 percent and the annual salary increases were assumed to be 4.5 percent as of August 30, 2003, and August 31, 2002.

                             EXECUTIVE STOCK AWARD

     Pursuant to an employment agreement entered into between the Company and its chief executive officer in July 1999, the board of directors authorized the issuance of 5,500 shares of Series A preferred stock to the Company's chief executive officer as discretionary compensation in August 2001. Accordingly, the Company recorded a compensation charge of approximately $550 related to this award in 2001. These shares were issued to the Company's chief executive officer during the year ended August 31, 2002.

                           CBI DEFERRED COMPENSATION

     CBI has deferred compensation agreements with certain sales representatives and executives, which provide for payments upon retirement or death based on the value of life insurance policies or mutual fund shares at the retirement date. As of August 30, 2003, and August 31, 2002, CBI had accrued a total of approximately $85 and $149, respectively, related to these agreements. Such amounts, net of the current portion of approximately $21 and $63 as of August 30, 2003, and August 31, 2002, respectively, are included in other long-term liabilities in the accompanying consolidated balance sheets.

                               TAYLOR 401(K) PLAN

     Taylor sponsored a qualified defined contribution 401(K) plan that covered substantially all nonunion employees of Taylor. Taylor matched 50 percent of nonunion participants' voluntary contributions up to a maximum of 4 percent of the participants' compensation. As of January 1, 2002, the Taylor 401(K) plan was merged into the American Achievement Corporation 401(K) plan. Taylor's contributions were approximately $199 and $459 for the years ended August 31, 2002 and August 25, 2001, respectively.

                        AMERICAN ACHIEVEMENT CORPORATION

                                CBI 401(K) PLAN

     CBI sponsored a qualified defined contribution 401(K) plan that covered all eligible employees of CBI. CBI matched 50 percent of participant's voluntary contributions up to a maximum of 4 percent of the participant's compensation. As of January 1, 2002, the CBI 401(K) plan was merged into the American Achievement Corporation 401(K) plan. CBI made contributions of approximately $60 and $172 for the years ended August 31, 2002 and August 25, 2001, respectively.

                  AMERICAN ACHIEVEMENT CORPORATION 401(K) PLAN

     Effective January 1, 2002, the Taylor 401(K) Plan and the CBI 401(K) Plan were merged into the American Achievement Corporation 401(K) Plan. The plan covers substantially all nonunion employees of the Company. The plan matches 50 percent of participants' voluntary contributions up to a discretionary percent determined by the Company. The discretionary percentage in effect for the fiscal years ended 2003 and 2002 was up to 3 percent for hourly employees and up to 4 percent for salaried and office hourly employees. AAC made contributions of approximately $779 and $516 for the years ended August 30, 2003 and August 31, 2002, respectively.

12.  INCOME TAXES

     The Company and its wholly-owned and majority owned domestic subsidiaries file a consolidated federal income tax return. The (provision) benefit for income taxes on income before cumulative effect of change in accounting principle reflected in the consolidated statements of operations consists of the following:

                                                                 FISCAL YEAR ENDED
                                                        ------------------------------------
                                                        AUGUST 30,   AUGUST 31,   AUGUST 25,
                                                           2003         2002         2001
                                                        ----------   ----------   ----------
Federal --
  Current.............................................    $  --        $1,444       $1,576
  Deferred............................................       --            --           --
State --
  Current.............................................     (132)         (273)        (133)
  Deferred............................................       --            --           --
                                                          -----        ------       ------
                                                          $(132)       $1,171       $1,443
                                                          =====        ======       ======

     The (provision) benefit for income taxes differs from the amount that would be computed if the income (loss) before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

                                                             2003      2002     2001
                                                            -------   ------   ------
Computed tax (provision) benefit at statutory rate
  (34%)...................................................  $(3,705)  $  361   $1,336
State taxes, net of federal benefit.......................      (87)    (180)     (88)
Change in valuation allowance and other...................    3,660      990      195
                                                            -------   ------   ------
Total income tax (provision) benefit......................  $  (132)  $1,171   $1,443
                                                            =======   ======   ======

                        AMERICAN ACHIEVEMENT CORPORATION

     Deferred tax assets and liabilities consist of the following:

                                                              AUGUST 30,   AUGUST 31,
                                                                 2003         2002
                                                              ----------   ----------
Deferred tax assets
  Allowances and reserves...................................   $ 1,979      $ 2,070
  Net operating loss carryforwards..........................    28,149       25,480
  Accrued liabilities and other.............................     6,390        2,836
                                                               -------      -------
  Total deferred tax assets.................................    36,518       30,386
Less valuation allowance....................................    (5,324)      (7,727)
                                                               -------      -------
  Net deferred tax assets...................................    31,194       22,659
                                                               -------      -------
Deferred tax liabilities
  Depreciation..............................................     7,866        7,807
  Amortization of intangibles...............................    23,074       14,401
  Prepaids and other........................................       254          451
                                                               -------      -------
  Total deferred tax liabilities............................    31,194       22,659
                                                               -------      -------
  Net deferred tax assets (liabilities).....................   $    --      $    --
                                                               =======      =======

     For tax reporting purposes, the Company has a U.S. net operating loss carryforward of approximately $74 million as of August 30, 2003. Utilization of the net operating loss carryforwards is contingent on the Company's ability to generate income in the future. The net operating loss carryforwards will expire in various years through 2023 if not previously utilized.

13.  STOCKHOLDERS' EQUITY:

     Effective July 27, 2000, AAC, CBI and CB Acquisition entered into an agreement and plan of merger (the Merger Agreement). Under the terms of the Merger Agreement, upon the effective date of the merger, CBI merged with CB Acquisition, a wholly owned subsidiary of AAC. Following the merger, CB Acquisition ceased to exist and CBI remained the surviving majority-owned subsidiary of AAC. Upon consummation of the merger, each share of CBI's issued and outstanding common stock was converted into one share of American Achievement common stock, and each share of CBI's issued and outstanding Series B Preferred stock was converted into one share of AAC's Series A Preferred Stock.

     Immediately following the above transaction, AAC acquired all issued and outstanding shares of TSHC through the issuance of AAC common stock and AAC series A preferred stock in exchange for the contribution by all the TSHC shareholders of all of their capital stock of TSHC. TSHC holds a 100 percent ownership interest in TP Holding Corp., which holds a 100 percent ownership interest in Taylor, its operating subsidiary. For accounting purposes, AAC has been deemed the acquirer.

     The original CBI Series A preferred stock of 100,000 shares remains issued and outstanding from the Company's subsidiary CBI and was unaffected by the Merger Agreement. As of July 27, 2000, and in connection with the merger, CBI Series A preferred stock ownership now represents a minority interest including all accumulated accrued dividends. The minority interest is stated at liquidation value.

     The Company's board of directors has authorized the issuance of up to 1,200,000 shares of AAC preferred stock, par value $.01 per share and 1,250,000 shares of AAC common stock, par value $.01 per share.

                        AMERICAN ACHIEVEMENT CORPORATION

                          AAC SERIES A PREFERRED STOCK

     The holders of AAC Series A Preferred Stock ("Series A Preferred") are entitled to one vote per share, voting together with the holders of the AAC common stock as one class on all matters presented to the stockholders. No dividends accrue on the Series A Preferred.

     Dividends may be paid on the Series A Preferred if and when declared by the board of directors out of funds legally available therefore. The Series A Preferred is nonredeemable. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred shall receive payment of the liquidation value of $100 per share plus any accrued and unpaid dividends prior to the payment of any distributions to the holders of the American Achievement Common of the Company, which totals approximately $100,737 and $100,685 at August 30, 2003 and August 31, 2002, respectively. So long as shares of the Series A Preferred remain outstanding, the Company may not declare, pay or set aside for payment any dividends on the AAC common stock. The Company's Senior Secured Credit Facility restricts the Company's ability to pay dividends on the Series A Preferred.

     During the year ended August 31, 2002, 5,500 shares of the Series A Preferred of the Company were issued to the Company's chief executive officer pursuant to a bonus provided for in fiscal year 2001. Pursuant to an employment agreement entered into between the Company and its chief executive officer in July 1999, and as amended as of February 1, 2002, if the Company achieves a certain consolidated EBITDA target, as defined by the agreement, for the fiscal years commencing with the year ended 2002 and ending in fiscal year 2004, the chief executive officer is entitled to receive up to a total of $1 million in face value of the Company's Series A Preferred during the period. As of August 30, 2003, the Company has accrued approximately $300 related to the employment agreement.

     During the year ended August 30, 2003, a director was granted 519 shares of Series A Preferred in partial consideration of the annual director fee.

                          AAC SERIES B PREFERRED STOCK

     During the year ended August 25, 2001, the board of directors of the Company designated 25,000 shares of authorized AAC preferred stock as Series B ("Series B Preferred") with the following preferences, rights and limitations. No Series B Preferred was outstanding as of August 31, 2002 and August 25, 2001. During the year ended August 31, 2002, the board of directors cancelled Series B Preferred.

                                  COMMON STOCK

     The holders of AAC Common Stock ("Common") are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors, and vote together as one class with the holders of the preferred stock.

     Dividends may be paid on Common if and when declared by the board of directors of the Company out of funds legally available therefore. The Company does not expect to pay dividends on the Common in the foreseeable future. So long as shares of the Series A Preferred remain outstanding, the Company may not declare, pay or set aside for payment any dividends on the Common. The Company's Senior Secured Credit Facility restricts the Company's ability to pay dividends on the Common.

     During the year ended August 30, 2003, a director was granted 424 shares of Common in partial consideration of the annual director fee.

                        AMERICAN ACHIEVEMENT CORPORATION

                         COMMON STOCK PURCHASE WARRANTS

     CBI had issued warrants, and the Company has assumed these obligations pursuant to the Merger Agreement. The warrants are exercisable to purchase an aggregate of 21,405 shares of Common at a price of $6.67 per share. The warrants expire on January 31, 2008.

                             SUBSCRIPTION AGREEMENT

     In accordance with a subscription agreement entered into by the Company and CHPII, a stockholder of the Company, and certain of its affiliates (the "Castle Harlan Group"), the Company granted the Castle Harlan Group certain registration rights with respect to the shares of capital stock owned by it pursuant to which the Company agreed, among other things, to effect the registration of such shares under the Securities Act of 1933 at any time at the request of the Castle Harlan Group. The Company also granted to the Castle Harlan Group unlimited piggyback registration rights on certain registrations of shares of capital stock by the Company.

                         STOCK-BASED COMPENSATION PLAN

     On July 27, 2000, the effective date of the Merger Agreement, all outstanding options under the 1997 Stock Option Plan, whether vested or unvested, converted into an option to acquire on the same terms and conditions as were applicable under the 1997 Stock Option Plan, shares of the Company's common stock at ratio of 1 to 1 at a purchase price based on fair value at the merger date, determined to be $7.02 per share. The 2000 Stock Option Plan became effective on July 27, 2000. Under the 2000 Stock Option Plan, a total of 122,985 shares of common stock has been reserved for issuance, and 24,893, 53,352 and 92,215 of those shares were available for grant to directors and employees of the Company as of August 30, 2003, August 31, 2002 and August 25, 2001, respectively. The 2000 Stock Option Plan provides for the granting of both incentive and nonqualified stock options. Options granted under the 2000 Stock Option Plan have a maximum term of 10 years and are exercisable under the terms of the respective option agreements at 110 percent of fair market value for all incentive stock options issued to employees and at fair market value of the common stock at the date of grant for all other options issued. Payment of the exercise price must be made in cash, a combination of cash and a note or in whole or in part by delivery of shares of the Company's common stock. All common stock issued upon exercise of options granted pursuant to the 2000 Stock Option Plan will be subject to a voting trust agreement.

     During the year ended August 28, 2000, the Company issued an option to purchase 12,524 shares of AAC common stock to an executive whereby the terms of the option are the same as provided for in the 2000 Stock Option Plan with the exception that the option vests over a two-year period and expires in five years.

     During the year ended August 31, 2002, the Company issued an option to purchase 12,500 shares of AAC Common Stock to an executive where terms of the option are the same as provided for in the Company's 2000 Stock Option Plan, with the exception that the option vested on the date of grant.

     During the year ended August 30, 2003, the Company issued options to employees to purchase 28,500 shares of Common and to a director to purchase 1,059 shares of Common. The weighted average exercise price of these grants were $6.22 per share.

                        AMERICAN ACHIEVEMENT CORPORATION

     Incentive stock options for 94,859 shares and 70,209 shares and nonqualified stock options for 2,933 and 1,874 shares of the Company's common stock were outstanding as of August 30, 2003, and August 31, 2002, respectively. The weighted average remaining contractual life of all outstanding options was
7.59 years at August 30, 2003. A summary of the status of the Company's 2000 Stock Option Plan as of August 30, 2003, August 31, 2002 and August 25, 2001, and changes during the fiscal years then ended are presented below:

                                AUGUST 30, 2003        AUGUST 31, 2002        AUGUST 25, 2001
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                              SHARES OF   AVERAGE    SHARES OF   AVERAGE    SHARES OF   AVERAGE
                               COMMON     EXERCISE    COMMON     EXERCISE    COMMON     EXERCISE
                                STOCK      PRICE       STOCK      PRICE       STOCK      PRICE
                              ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  fiscal year...............   72,083      $3.86      39,858      $7.02      31,892      $7.02
Granted.....................   29,559       6.22      41,613       1.51          --         --
Exercised...................       --         --          --         --        (300)      7.02
Canceled....................   (3,850)      3.18        (388)      7.02        (734)      7.02
Conversion of options for
  change in underlying
  stock.....................       --         --          --         --          --         --
                               ------      -----      ------      -----      ------      -----
Outstanding at end of fiscal
  year......................   97,792      $4.50      72,083      $3.86      30,858      $7.02
                               ======      =====      ======      =====      ======      =====
Options exercisable at
  year-end..................   58,413      $5.08      42,582      $5.40      30,390      $7.02
Weighted average fair value
  of options granted during
  the fiscal year ended.....               $2.64                  $0.76                  $  --

     The fair value of each grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years ended 2003 and 2002: dividend yield of nil; expected volatility of 25.00% and 27.99%, respectively; risk-free interest rate of 3.93% and 4.88%, respectively; and expected life of 10 years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     Pursuant to an employment agreement entered into between the Company and its chief executive officer in July 1999, as amended on February 1, 2002, if the Company achieves certain EBITDA targets as defined by the agreement at any point from 2002 through 2004, the chief executive is entitled to receive up to a total of $1 million in face value of the Company's Series A Preferred Stock. In addition, the plan provided for the immediate issuance of an option to purchase 12,500 shares of the Company's common stock with a discretionary option to purchase shares. An option to purchase 12,500 shares was granted in 2002 pursuant to this plan. This option was granted at or above fair market value; thus, no compensation expense was recognized. The executive is also entitled to receive discretionary bonuses as directed by the Board of Directors up to $300 annually, all of which is accrued as of August 30, 2003.

14.  RELATED-PARTY TRANSACTIONS

     The Company entered into a management agreement on March 30, 2001, with Castle Harlan, Inc. (the "Manager"), pursuant to which the Manager agreed to provide business and organization strategy,

                        AMERICAN ACHIEVEMENT CORPORATION
financial and investment management and merchant and investment banking services to the Company and its subsidiaries. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The agreement is for a term of 10 years, renewable automatically from year to year unless CHPIII or CHPII shall own less than 5 percent of the then-outstanding capital stock of the Company. Beginning fiscal year 2002, the Company is to pay a management fee equal to $3.0 million, unless otherwise prohibited by the Company's Senior Secured Credit Facility (see Note 8). The Company was subject to a similar management agreement with the Manager that was signed on July 27, 2000, and an agreement signed on December 16, 1996. Amounts paid under all management agreements totaled approximately $3,000, $2,638 and $2,562 for the years ended August 30, 2003, August 31, 2002 and August 25, 2001, respectively. As of August 30, 2003, and August 31, 2002, the Company had accrued management fees of approximately $750. Management fees for investment banking services of approximately $557 were included in deferred financing costs related to the funding of the ECI Acquisition. During the year ended August 31, 2002, this cost was recognized in the statement of operations in connection with the retirement of the associated debt.

     In connection with the Merger and the ECI Acquisition, the Company has a receivable from the Castle Harlan Group relating to the acquisition and merger expenses that were to be reimbursed to the Company. The amount of such receivables were approximately $0 and $26 as of August 30, 2003 and August 31, 2002, respectively.

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

                        AMERICAN ACHIEVEMENT CORPORATION

     The following is a summary of certain financial information relating to the two segments:

                                                                    RECOGNITION
                                                       SCHOLASTIC   AND AFFINITY    TOTAL
                                                       ----------   ------------   --------
Year ended August 30, 2003
  Net sales..........................................   $269,146      $39,285      $308,431
  Interest expense...................................     26,046        2,894        28,940
  Depreciation and amortization......................     12,137        2,012        14,149
  Segment operating income...........................     30,310        9,528        39,838
  Capital expenditures...............................     10,099        1,144        11,243
  Goodwill...........................................    115,074       46,985       162,059
  Segment assets.....................................    305,669       89,832       395,501
Year ended August 31, 2002
  Net sales..........................................   $269,362      $35,016      $304,378
  Interest expense, net..............................     19,371        6,655        26,026
  Depreciation and amortization......................     15,547        4,165        19,712
  Segment operating income...........................     18,187        3,909        22,096
  Capital expenditures...............................     12,754        1,493        14,247
  Goodwill...........................................    112,598       46,710       159,308
  Segment assets.....................................    310,453       91,173       401,626
Year ended August 25, 2001
  Net sales..........................................   $258,435      $22,618      $281,053
  Interest expense...................................     20,561        2,285        22,846
  Depreciation and amortization......................     16,856          730        17,586
  Segment operating income...........................     20,832       (1,915)       18,917
  Capital expenditures...............................      6,744          755         7,499
  Goodwill...........................................    101,170       46,327       147,497
  Segment assets.....................................    354,444       30,527       384,971

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

ITEM 9A. CONTROLS AND PROCEDURES

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

NAME                                   AGE                      POSITION
----                                   ---                      --------
David G. Fiore.......................  56    President, Chief Executive Officer and Director
Sherice P. Bench.....................  44    Chief Financial Officer, Secretary and
                                             Treasurer
Charlyn A. Daugherty.................  55    Senior Vice President -- Jewelry Operations
Parke H. Davis.......................  60    Senior Vice President -- Retail Products
Donald A. Percenti...................  47    Senior Vice President -- Scholastic
                                             Products/General Manager Publishing
John K. Castle.......................  62    Director
David B. Pittaway....................  52    Director
William M. Pruellage.................  30    Director
Edward O. Vetter.....................  83    Director
Zane Tankel..........................  63    Director
Kenneth Roman........................  73    Director

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

     Charlyn A. Daugherty has been Senior Vice President -- Jewelry Operations since 1999. From 1996 to 1999, she was Vice President -- Manufacturing of CBI and from 1989 to 1996, Ms. Daugherty was President -- Manufacturing Division of CJC Holdings. From 1989 to 1990, Ms. Daugherty was Vice President -- Operations of CJC Holdings.

     Parke H. Davis has been Senior Vice President -- Retail Products since 1996. From 1991 to 1996, Mr. Davis was President -- Class Ring Division of CJC Holdings and before that served as its President -- Keepsake Division and its President -- College Class Ring Sales.

     Donald A. Percenti has been Senior Vice President -- Scholastic Products/General Manager Publishing since 2001. From 1996 to 2001, he served as Senior Vice President -- Scholastic Products. From 1991 to 1996, he was Vice President -- Sales and Marketing of L.G. Balfour Company. From 1977 to 1991, Mr. Percenti was employed by Balfour in various capacities.

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

     Kenneth Roman has been a director since April, 2003 and is the former Chairman and CEO of Ogilvy & Mather Worldwide and its parent, The Ogilvy Group one of the top international advertising and communications firms. Mr. Roman has been very active in public service, and is currently a Vice

Chairman of the New York Botanical Garden and on the Board of Memorial Sloan-Kettering Cancer Center; The National Organization on Disability, and Sheltering Arms Children's Service.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation for the calendar years ended 2003, 2002 and 2001 awarded to or earned by the chief executive officer and the four other most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM COMPENSATION
                                                ANNUAL COMPENSATION            ---------------------------------
                                       -------------------------------------   RESTRICTED   SECURITIES
                                                              OTHER ANNUAL       STOCK      UNDERLYING    LTIP        ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR(1)    SALARY     BONUS     COMPENSATION(2)     AWARDS     OPTIONS(#)   PAYOUTS   COMPENSATION(3)
---------------------------  -------   --------   --------   ---------------   ----------   ----------   -------   ---------------
                                                                    (DOLLARS IN THOUSANDS)
David G. Fiore......          2003     $378,847   $300,000          --                 0           0       $0             --
  President and Chief         2002     $361,617   $300,000          --          $936,088      22,500       $0             --
  Executive Officer           2001     $311,695   $160,000          --                 0      12,524       $0             --
Sherice P. Bench....          2003     $196,538   $115,050          --                 0           0       $0             --
  Chief Financial Officer     2002     $182,019   $115,000          --                 0       7,966       $0             --
                              2001     $164,076   $ 39,600          --                 0           0       $0             --
Charlyn A. Daugherty...       2003     $191,154   $105,000          --                 0           0       $0             --
  Senior Vice President --    2002     $185,292   $106,000          --                 0       6,243       $0             --
  Jewelry Operations          2001     $175,538   $ 43,750          --                 0           0       $0             --
Parke H. Davis......          2003     $207,308   $108,650          --                 0           0       $0             --
  Senior Vice President --    2002     $200,769   $108,000          --                 0       6,243       $0             --
  Retail Sales                2001     $184,000   $ 33,300          --                 0           0       $0             --
Donald A. Percenti...         2003     $236,847   $141,000          --                 0           0       $0             --
  Senior Vice President --    2002     $217,693   $111,000          --                 0       6,243       $0             --
  Scholastic Products         2001     $197,808   $ 54,000          --                 0           0       $0             --

---------------

(1) Our 2003 fiscal year ended on August 30, 2003. Fiscal year 2002 ended on August 31, 2002 and fiscal year 2001 ended on August 25, 2001. Executive compensation for 2001, 2002, and 2003 is for the twelve months ended December 31 of each year and based on current compensation.

(2) The perquisites and other personal benefits, securities or property received by the named executive officers did not exceed $50,000 or 10% of the total annual salary and bonus reported for the named executive officers in cash of 2001, 2002 and 2003. In 2002, we have paid $386,088 in taxes associated with the receipt by Mr. Fiore in 2002 of 5,500 shares of our series A preferred stock.

(3) Each of the named executive officers have term life insurance policies equal to two-times their base salary (maximum of $500,000) in the years 2003 and 2002 and one-times their base salary in the year 2001 with a benefit payable to a beneficiary selected by the named executive officer upon his or her death. We have paid the annual premiums on such policies in each of 2003, 2002 and 2001. The annual premium does not exceed $910 for any named executive officer. No named executive officer is entitled to any cash surrender value in such policies.

(4) During 2002 due to the increased concerns after September 11, 2001, and the increased travel requirements of Mr. Fiore, Mrs. Bench and thirteen other officers and executives of the Company, AAC purchased a travel accident policy covering Mr. Fiore and Mrs. Bench in the amount of $2,500,000 each and $250,000 each for the other 13 named executives for a total three year premium of $4,777. The beneficiaries of the policy are to be named by the employee, and no named executive is entitled to any cash surrender value in such policies.

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

     Sherice P. Bench. Ms. Bench has an employment agreement with CBI, effective as of December 16, 1996, and as of August 30, 2003 serves as our chief financial officer at an annual salary of $205,000. The initial term of her employment agreement was for two years, which can be automatically extended for additional one year terms on December 15th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days' prior notice. The current term of her employment agreement expires on December 15, 2003. Ms. Bench is entitled to participate in such employee benefit programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

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

     Other Employment Agreements. Charlyn A. Daugherty, Donald A. Percenti and Parke H. Davis each have an employment agreement with CBI and Ronald Brostrom and G. Page Singletary have employment agreements with Milestone Marketing Incorporated, which were assigned to CBI. The initial term of each respective employment agreement was for three years, which can be automatically extended for additional one year terms on December 15th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days' prior notice for Ms. Daugherty and Messrs. Davis and Percenti and on the 15th of July for Messrs. Brostrom and Singletary. The current term of each of their employment agreements expires on December 15, 2003 for Ms. Daugherty, Messrs. Davis and Percenti, and on July 15, 2005 for Messrs. Brostrom and Singletary. Ms. Daugherty and Messrs. Davis, Percenti, Brostrom and Singletary are entitled to participate in such employee benefit programs, plans and policies

(including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

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

2000 STOCK OPTION PLAN

     We have adopted the 2000 Stock Option Plan, which provides for the granting of incentive stock options and nonqualified stock options to our employees and directors and the employees and directors of our subsidiaries. The number of shares of common stock available to be awarded under the option plan is 122,985. As of November 1, 2003, options to purchase 105,650 shares of common stock had been granted of which 97,792 remain outstanding. The option plan is administered by the compensation committee of our board of directors, which has the discretion to select which employees and directors will receive awards of options under the plan as well as the amount of such grant.

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

     Stock options were granted to Mr. Fiore, Ms. Bench, Ms. Daugherty, Messrs. Davis and Percenti during the fiscal year ended 2003 of 10,000, 4,000, 4,000, 4,000 and 4,000 shares, respectively. Also during the fiscal year ended 2003, Mr. Roman, a director was granted 1,059 stock options. None of the foregoing individuals exercised any stock options in the fiscal year ended 2003.

     The following table sets forth option grants for the CEO, the four named executive officers, and a director during the year ended August 30, 2003.

                  OPTIONS GRANTS IN YEAR ENDED AUGUST 30, 2003

                                               INDIVIDUAL GRANTS
                               --------------------------------------------------
                                            PERCENT OF                               POTENTIAL REALIZABLE
                                              TOTAL                                    VALUE AT ASSUMED
                               NUMBER OF     OPTIONS                                 ANNUAL RATES OF STOCK
                               SECURITIES   GRANTED TO                              PRICE APPRECIATION FOR
                               UNDERLYING   EMPLOYEES    EXERCISE OF                      OPTION TERM
                                OPTIONS     IN FISCAL    BASE PRICE    EXPIRATION   -----------------------
NAME                            GRANTED     YEAR 2003      ($/SH)         DATE        5%($)        10%($)
----                           ----------   ----------   -----------   ----------   ---------    ----------
David G. Fiore, CEO..........    10,000        35.1%       $ 6.02       10/30/12     $98,059      $156,143
Sherice P. Bench.............     4,000        14.0%         6.02       10/30/12      39,224        62,457
Charlyn A. Daugherty.........     4,000        14.0%         6.02       10/30/12      39,224        62,457
Parke H. Davis...............     4,000        14.0%         6.02       10/30/12      39,224        62,457
Donald A. Percenti...........     4,000        14.0%         6.02       10/30/12      39,224        62,457
Kenneth Roman................     1,059         4.0%        11.70        4/23/13      20,182        32,137

COMPENSATION OF DIRECTORS; BOARD COMMITTEES

     Directors who are neither members of our management nor affiliates of Castle Harlan each receive a fee of $40,000 per year, paid quarterly, for their services as a director. During the fiscal year ended 2003, we granted an option for 1,059 shares of common stock to Mr. Roman and we issued 519 shares of preferred stock and 424 shares of common stock in lieu of Mr. Roman's director's fee of $40,000 for serving on our Board of Directors.

     The Board of Directors has established two committees, a compensation committee and an audit committee. The compensation committee reviews general policy matters relating to compensation and benefits. The audit committee recommends the firm to be appointed as independent accountants to audit our financial statements, discusses the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our interim and year-end operating results, considers the adequacy of our internal control and audit procedures and reviews the non-audit services to be performed by the independent accountants. The compensation committee consists of Messrs. Castle, Pittaway and Tankel and the audit committee consists of Messrs. Pittaway, Pruellage, Roman, Tankel and Vetter.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our voting securities as of November 1, 2003, with respect to (i) each person or entity who is the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group.

                                                        PERCENTAGE OF
                                          NUMBER OF         TOTAL       NUMBER OF SHARES   PERCENTAGE OF
                                          SHARES OF        COMMON         OF SERIES A      TOTAL SERIES A
NAME AND ADDRESS OF BENEFICIAL OWNER(1)  COMMON STOCK     STOCK(%)         PREFERRED        PREFERRED(%)
---------------------------------------  ------------   -------------   ----------------   --------------
Castle Harlan Partners III,
  L.P.(2)(3)..........................     431,055          50.3             537,868            53.4
Castle Harlan Partners II,
  L.P.(2)(4)..........................     372,015          43.4             456,800            45.4
John K. Castle(2)(5)..................     803,070          93.7             994,668            98.8
David B. Pittaway(2)..................       1,005             *               1,126               *
Zane Tankel(2)(10)....................       1,920             *                 938               *
Edward O. Vetter(2)(10)...............       1,382             *                 400               *
Kenneth Roman(2)(10)..................         424             *                 519               *
William M. Pruellage(2)...............          --             *                  --               *
David G. Fiore(6)(7)..................      35,024           4.1               5,500               *
Sherice P. Bench(6)(8)................       2,026             *                  --               *
Charlyn A. Daugherty(6)(9)............       3,646             *                 328               *
Parke H. Davis(6)(9)..................       3,506             *                 188               *
Donald A. Percenti(6)(9)..............       3,787             *                 469               *
Directors and executive officers as a
  group (11 persons, including those
  listed above).......................     855,790          99.7           1,004,136            99.7

---------------

  * Denotes beneficial ownership of less than one percent of the class of capital stock.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Beneficial ownership includes shares of common stock and series A preferred stock that any person has the right to acquire within 60 days after August 30, 2003. Shares of common stock and series A preferred stock not outstanding but deemed beneficially owned because a person or group has the right to acquire them within 60 days are treated as outstanding only for purposes of determining the percentage owned by that person or group. For purposes of this table, all fractional shares have been rounded to the nearest whole share. Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

 (2) The address for each indicated stockholder or director identified in the table is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155.

 (3) Includes 17,983 shares of common stock and 22,439 shares of series A preferred stock held by related entities, all of which may be deemed to be beneficially owned by Castle Harlan Partners III, L.P. Castle Harlan Partners III, L.P. disclaims beneficial ownership of these shares.

 (4) Includes 41,175 shares of common stock and 50,559 shares of series A preferred stock held by related entities, all of which may be deemed to be beneficially owned by Castle Harlan Partners II, L.P. Castle Harlan Partners II, L.P. disclaims beneficial ownership of these shares.

 (5) John K. Castle, one of our directors, is the controlling stockholder of Castle Harlan Partners III, G.P., Inc., the general partner of the general partner of Castle Harlan Partners III, L.P., and as such may be deemed to be a beneficial owner of the shares owned by Castle Harlan Partners III, L.P. and its affiliates. Mr. Castle disclaims beneficial ownership of such shares in excess of his proportionate partnership share of Castle Harlan Partners III, L.P. and its affiliates. In addition, Mr. Castle is the controlling stockholder of Castle Harlan Partners II G.P., Inc., the general partner of the general partner of Castle Harlan Partners II, L.P., and as such may be deemed to be a beneficial owner of the shares owned by CastleHarlan Partners II, L.P. and its affiliates. Mr. Castle disclaims beneficial ownership of such shares in excess of his proportionate partnership share of Castle Harlan Partners II, L.P. and its affiliates.

 (6) The address for each indicated director or executive officer identified in the table is c/o American Achievement Corporation, 7211 Circle S Road, Austin, Texas 78745.

 (7) Mr. Fiore was granted options to purchase 35,024 shares of our common stock, which have vested pursuant to our 2000 Stock Option Plan.

 (8) Ms. Bench was granted options to purchase 9,000 shares of our common stock, of which have 2,026 have vested pursuant to our 2000 Stock Option Plan.

 (9) Ms. Daugherty and Messrs. Davis and Percenti were each granted options to purchase 9,000 shares of our common stock, of which 3,318 have vested pursuant to our 2000 Stock Option Plan.

(10) Messrs. Tankel, Vetter, and Roman were each granted options to purchase 1,115, 1,115 and 1,059 shares of our common stock, respectively, of which 982, 982 and 0 have vested pursuant to our 2000 Stock Option Plan.

     The following table sets forth the equity compensation plan information at August 30, 2003.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                       NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                                        NUMBER OF SECURITIES                           FUTURE ISSUANCE UNDER
                                         TO BE ISSUED UPON       WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                            EXERCISE OF         EXERCISE PRICE OF        PLANS (EXCLUDING
                                        OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
PLAN CATEGORY                           WARRANTS AND RIGHTS    WARRANTS AND RIGHTS          COLUMN(A))
-------------                           --------------------   --------------------   -----------------------
                                                (A)                    (B)                      (C)
Equity compensation plans approved by
  Security holders....................        119,197                 $4.89                   24,893
                                              -------                 -----                   ------
Equity compensation plans not approved
  by security holders.................             --                    --                       --
                                              -------                 -----                   ------
     Total............................        119,197                 $4.89                   24,893
                                              =======                 =====                   ======

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits and Financial Statement Schedules

     The following documents are filed as part of this report.

          1. Consolidated Financial Statements. See "Index to Consolidated Financial Statements" -- Item 8.

          2. Exhibits. See "Exhibit Index."

     (b) Reports on Form 8-K

     None.

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

                                          AMERICAN ACHIEVEMENT CORPORATION

                                          By:      /s/ DAVID G. FIORE
                                            ------------------------------------
                                                       David G. Fiore
                                                  Chief Executive Officer

                                          By:     /s/ SHERICE P. BENCH
                                            ------------------------------------
                                                      Sherice P. Bench
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 17, 2003.


          /s/ DAVID G. FIORE                          Chief Executive Officer
--------------------------------------
            David G. Fiore


          /s/ JOHN K. CASTLE                                  Director
--------------------------------------
            John K. Castle


        /s/ DAVID B. PITTAWAY                                 Director
--------------------------------------
          David B. Pittaway


           /s/ ZANE TANKEL                                    Director
--------------------------------------
             Zane Tankel


          /s/ KENNETH ROMAN                                   Director
--------------------------------------
            Kenneth Roman


         /s/ EDWARD O. VETTER                                 Director
--------------------------------------
           Edward O. Vetter


        /s/ WILLIAM PRUELLAGE                                 Director
--------------------------------------
          William Pruellage

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESIGNATION
-------                           -----------
  3.1     Certificate of Incorporation of American Achievement
          Corporation with all amendments (f/k/a Commemorative Brands
          Holding Corp.)**
  3.2     By-Laws of American Achievement Corporation (f/k/a
          Commemorative Brands Holding Corp.)**
  3.3     Certificate of Incorporation of Commemorative Brands, Inc.
          with all amendments (f/k/a Scholastic Brands, Inc., Class
          Rings, Inc. and Keepsake Jewelry, Inc.)**
  3.4     By-Laws of Commemorative Brands, Inc. (f/k/a Scholastic
          Brands, Inc., Class Rings, Inc. and Keepsake Jewelry,
          Inc.)**
  3.5     Certificate of Incorporation of CBI North America, Inc. with all amendments (f/k/a SBI North America, Inc.)**
  3.6     By-Laws of CBI North America, Inc. with all amendments
          (f/k/a SBI North America, Inc.)**
  3.7     Certificate of Incorporation of Taylor Senior Holding
          Corp.**
  3.8     By-Laws of Taylor Senior Holding Corp.**
  3.9     Amended and Restated Certificate of Incorporation of TP
          Holding Corp. (f/k/a TP Acquisition Corp.)**
  3.10    By-Laws of TP Holding Corp. (f/k/a TP Acquisition Corp.)**
  3.11    Certificate of Incorporation of Taylor Publishing Company
          with all amendments (f/k/a Taylor Publishing Company of
          Delaware)**
  3.12    By-Laws of Taylor Publishing Company (f/k/a Taylor
          Publishing Company of Delaware)**
  3.13    Certificate of Limited Partnership of Taylor Publishing
          Manufacturing, L.P.
  3.14    Taylor Publishing Manufacturing, L.P. Limited Partnership
          Agreement
  3.15    Articles of Incorporation of Educational Communications,
          Inc. with all amendments (f/k/a Merit Publishing Company)**
  3.16    By-Laws of Educational Communications, Inc.**
  3.17    Certificate of Formation of Taylor Manufacturing Holdings,
          LLC
  3.18    Limited Liability Company Agreement of Taylor Manufacturing
          Holdings, LLC
  4.1     Indenture, dated as of February 20, 2002, among American
          Achievement Corporation, The Bank of New York, as Trustee,
          and the Guarantors**
  4.2     First Supplemental Indenture, dated as of July 17, 2003,
          among American Achievement Corporation, The Bank of New
          York, as Trustee, and the Additional Guarantors
  4.3     Second Supplemental Indenture, dated as of December 24,
          2002, among American Achievement Corporation, The Bank of
          New York, as Trustee, and the Additional Guarantors
  4.4     Form of 11 5/8 Senior Notes due 2007 (included in Exhibit
          4.1)**
  4.5     Registration Rights Agreement, dated as of February 20,
          2002, among American Achievement Corporation, the Guarantors and the Initial Purchasers**
  4.6     Form of Guarantee (included in Exhibit 4.1)**
  4.7     Form of Indenture dated as of December 16, 1996 between
          Commemorative Brands, Inc. and HSBC Bank USA (f/k/a Marine
          Midland Bank)**
  4.8     Form of First Supplemental Indenture, dated as of July 21,
          2000, between Commemorative Brands, Inc. and HSBC Bank USA
          (f/k/a Marine Midland Bank)**
 10.1     Credit Agreement, dated as of February 20, 2002, among
          American Achievement Corporation, as the Borrower, the
          Lenders party thereto and The Bank of Nova Scotia, as the
          Administrative Agent for the Lenders**
 10.2     Gold Consignment Agreement dated July 27, 2000 between
          Commemorative Brands, Inc. and The Bank of Nova Scotia**
 10.3     Subsidiary Pledge and Security Agreement, dated as of
          February 20, 2002, made by American Achievement Corporation in favor of The Bank of Nova Scotia, as administrative agent for each of the Secured Parties (as defined therein)**

EXHIBIT
NUMBER                            DESIGNATION
-------                           -----------
 10.4     Borrower Pledge and Security Agreement, dated as of February
          20, 2002, made by each domestic subsidiary of American
          Achievement Corporation from time to time party hereto in
          favor of The Bank of Nova Scotia, as administrative agent
          for each of the Secured Parties (as defined therein)**
 10.5     Subsidiary Guaranty, dated as of February 20, 2002, made by each subsidiary of American Achievement Corporation from
          time to time party hereto in favor of The Bank of Nova
          Scotia, as administrative agent for each of the Secured
          Parties (as defined therein)**
 10.6     Form of The Management Agreement dated as of March 30, 2001, among American Achievement Corporation, its Subsidiaries
          listed therein and Castle Harlan, Inc.**
 10.7     Letter Agreement, dated as of October 11, 2000, amended as of November 3, 2000, between Scotiabank and TP Holdings
          Corp., regarding (i) USD 27,500,000.00MM Interest Rate Swap
          Transaction (Ref: S24041) and (ii)USD 25,000,000.00MM
          Interest Rate Swap Transaction (Ref: S24042)**
 10.8     Employment Agreement, dated as of July 13, 1999 by and
          between Commemorative Brands, Inc. and David G. Fiore**
 10.9     First Amendment to the Employment Agreement by and between
          Commemorative Brands, Inc. and David G. Fiore dated February
          1, 2002**
 10.10    Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Sherice P. Bench, as amended**
 10.11    Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Donald J. Percenti**
 10.12    Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Charlyn A. Cook**
 10.13    American Achievement Corporation 2000 Stock Option Plan
          (f/k/a Commemorative Brands Holding corp. 2000 Stock Option
          Plan)**
 12.1     Statement regarding Computation of Ratios of Earnings to
          Fixed Charges
 16       Letter from Arthur Andersen LLP to the Securities and
          Exchange Commission dated May 24, 2002***
 21       Subsidiaries of American Achievement Corporation
 31.1     CEO Certification Accompanying Period Report Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002
 31.2     CFO Certification Accompanying Period Report Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002
 32.1     CEO Certification Accompanying Period Report Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002
 32.2     CFO Certification Accompanying Period Report Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

---------------

   * Incorporated by reference to the corresponding Exhibit number of the Company's Current Report on Form 8-K, dated July 30, 2002.

  ** Incorporated by reference to the corresponding Exhibit number of the Company's Amended Registration Statement on Form S-4/A, dated April 5, 2002.

 *** Incorporated by reference to the corresponding Exhibit number of the Company's Current Report on Form 8-K, dated May 29, 2002.

**** Incorporated by reference to the corresponding Exhibit number of the Company's Report on Form 10-K, dated August 31, 2002.