Form 10-Q
period 2003-11-29
AMERICAN ACHIEVEMENT CORP
filed 2004-01-13
CIK 1168468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 29, 2003

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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE (512) 444-0571

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

809,775 SHARES OF COMMON STOCK
(Number of shares outstanding as of November 29, 2003)

AMERICAN ACHIEVEMENT CORPORATION
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 29, 2003
INDEX

		PAGE

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements and Notes
	Condensed Consolidated Balance Sheets— As of November 29, 2003 (unaudited) and August 30, 2003	3
	Condensed Consolidated Statements of Operations— For the Three Months Ended November 29, 2003 (unaudited) and November 30, 2002 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows— For the Three Months Ended November 29, 2003 (unaudited) and November 30, 2002 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6-15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES		25

PART I. FINANCIAL INFORMATION

                    ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

AMERICAN ACHIEVEMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	NOVEMBER 29,	AUGUST 30,
	2003	2003

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$3,234	$1,735
Accounts receivable, net of allowance for doubtful accounts of $3,616 and $3,242	44,306	44,193
Inventories, net	23,619	23,310
Prepaid expenses and other current assets, net	28,499	30,317

Total current assets	99,658	99,555
Property, plant and equipment, net of accumulated depreciation of $49,535 and $46,315	68,676	65,307
Trademarks	41,855	41,855
Goodwill	162,059	162,059
Other assets, net of accumulated amortization of $9,077 and $8,057	26,670	26,725

Total assets	$398,918	$395,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$2,956	$4,877
Accounts payable	5,470	6,564
Customer deposits	27,985	21,393
Accrued expenses	27,086	26,856
Deferred revenue	7,714	5,123
Accrued interest	10,283	4,231

Total current liabilities	81,494	69,044
Long-term debt, net of current portion	217,279	226,710
Other long-term liabilities	11,792	9,854

Total liabilities	310,565	305,608
Redeemable Minority Interest in Subsidiary	18,350	18,050
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,200,000 shares authorized Series A, 1,007,366 shares issued and outstanding; liquidation preference of approximately $100,737	10	10
Common stock, $.01 par value, 1,250,000 shares authorized, 809,775 shares issued and outstanding	8	8
Additional paid-in capital	95,350	95,350
Accumulated deficit	(20,232)	(18,375)
Accumulated other comprehensive loss	(5,133)	(5,150)

Total stockholders’ equity	69,907	71,843

Total liabilities and stockholders’ equity	$398,918	$395,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED

	NOVEMBER 29,	NOVEMBER 30,
	2003	2002

Net sales	$67,928	$75,035
Cost of sales	30,044	33,817

Gross profit	37,884	41,218
Selling, general and administrative expenses	32,460	33,610

Operating income	5,424	7,608
Interest expense, net	6,981	7,372

Income (loss) before income taxes	(1,557)	236
Provision for income taxes	—	18

Net income (loss)	(1,557)	218
Preferred dividends	(300)	(300)

Net loss applicable to common stockholders	$(1,857)	$(82)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED

	NOVEMBER 29,	NOVEMBER 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,557)	$218
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,798	3,470
Amortization of debt discount and deferred financing fees	515	438
Provision for doubtful accounts	374	89
Other	—	(209)
Changes in assets and liabilities-
Increase in accounts receivable	(487)	(3,857)
Increase in inventories, net	(309)	(693)
Decrease in prepaid expenses and other current assets, net	1,818	4,079
Increase in other assets	(965)	(578)
Increase in customer deposits	6,592	1,663
Increase in deferred revenue	2,591	3,460
Increase in accounts payable, accrued expenses, and other long-term liabilities	7,143	7,702

Net cash provided by operating activities	19,513	15,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,593)	(4,816)

Net cash used in investing activities	(6,593)	(4,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from Revolver, net	(9,500)	(9,000)
Decrease of bank overdraft	(1,921)	(3)

Net cash used in financing activities	(11,421)	(9,003)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,499	1,963
CASH AND CASH EQUIVALENTS, beginning of period	1,735	1,562

CASH AND CASH EQUIVALENTS, end of period	$3,234	$3,525

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for—
Interest	$357	$472

Income taxes	$124	$85

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Accrued preferred stock dividends	$300	$300

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

1. Summary of Significant Accounting Policies

Consolidation

The condensed consolidated financial statements include the accounts of American Achievement Corporation (the “Company”) and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The 11 5/8% Senior Unsecured Notes Due 2007 (the “Unsecured Notes”) are guaranteed by every direct and indirect domestic subsidiary of the Company. The guarantees by the guarantor subsidiaries are full, unconditional, and joint and several. All of the guarantor subsidiaries are wholly owned, with the exception of Commemorative Brands, Inc., which is majority owned. American Achievement Corporation is a holding company with no independent assets or operations other than its investment in its subsidiaries.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended November 29, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2004.

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 (“SFAS 148”),“Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123”. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148. Accordingly, no compensation expense has been recognized for the Company’s stock plans.

Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net income (loss) would have been reported as follows:

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

1. Summary of Significant Accounting Policies (Continued)

	FOR THE THREE MONTHS ENDED

	NOVEMBER 29,	NOVEMBER 30,
	2003	2002

Net income (loss)	$(1,557)	$218
Less: stock-based compensation expense, net of related taxes	4	8

Net income (loss) - pro forma	$(1,561)	$210

The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the fiscal year ended 2003:

2003

Risk-free interest rate	3.93%
Expected life	10 years
Volatility	25%
Dividend yield	—

No options were granted during the first quarter of 2004.

2. Amortization of Trademarks, Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which revised the accounting for purchased goodwill and intangible assets, effective September 1, 2002; and thus, goodwill and trademarks are no longer amortized.

The Company includes other intangible assets subject to amortization in other assets on the balance sheet. The other intangible assets subject to amortization are as follows:

		ACCUMULATED
	GROSS ASSET	AMORTIZATION	NET ASSET

At November 29, 2003
Deferred financing costs	$10,522	$(3,732)	$6,790
Customer lists and distribution contracts	16,072	(5,345)	10,727

Total intangible assets subject to amortization	$26,594	$(9,077)	$17,517

At August 30, 2003
Deferred financing costs	$10,344	$(3,286)	$7,058
Customer lists and distribution contracts	16,072	(4,771)	11,301

Total intangible assets subject to amortization	$26,416	$(8,057)	$18,359

Total amortization on intangible assets above was $1,020 and $395 for the three months ended November 29, 2003 and November 30, 2002, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on customer lists and distribution contracts is recorded as amortization expense. Deferred financing costs have a useful life of 1-7 years and customer lists and distribution contracts have a useful life of 10-12 years. Estimated annual amortization expense for fiscal years ended 2004 through 2008 is approximately $4.0 million each year.

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

3. Comprehensive Income (Loss)

The effective portion of the loss on derivatives and unrecognized losses on accrued minimum pension liabilities were included in other comprehensive income (loss). The following amounts were included in determining the Company’s comprehensive income (loss) for the three month periods ended November 29, 2003 and November 30, 2002.

	FOR THE THREE MONTHS ENDED

	NOVEMBER 29,	NOVEMBER 30,
	2003	2002

Net income (loss)	$(1,557)	$218
Adjustment in minimum pension liability	17	—

Total comprehensive income (loss)	$(1,540)	$218

4. Inventories, Net

A summary of inventories, net is as follows:

	NOVEMBER 29,	AUGUST 30,
	2003	2003

Raw materials	$8,282	$7,876
Work in process	7,502	8,043
Finished goods	9,000	7,632
Less—Reserves	(1,165)	(241)

	$23,619	$23,310

Cost of sales includes depreciation and amortization of $2,163 and $2,254 for the three months ended November 29, 2003 and November 30, 2002, respectively.

5. Prepaid Expenses and Other Current Assets, Net

Prepaid expenses and other current assets, net on the balance sheet include reserves on sales representative advances of $2,781 and $2,516 at November 29, 2003 and August 30, 2003, respectively.

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

6. Long-Term Debt

Long-term debt consists of the following:

	NOVEMBER 29,	AUGUST 30,
	2003	2003

11 5/8% Senior unsecured notes due 2007 (net of unamortized discount of $1,076 and $1,145)	$175,924	$175,855
11% Senior subordinated notes due 2007	41,355	41,355
Senior secured credit facility	—	9,500

Total long-term debt	$217,279	$226,710

11 5/8% Senior Unsecured Notes

On February 20, 2002, the Company issued $177 million of senior unsecured notes (the “Unsecured Notes”) due in 2007. The Unsecured Notes bear interest at a stated rate of 11 5/8%. The Unsecured Notes were issued at a discount of 0.872% resulting in net proceeds of approximately $175.5 million before considering financing costs. The effective rate of the Unsecured Notes after discount is approximately 13.0%. The Unsecured Notes rank pari passu with the Company’s existing and future senior indebtedness, including obligations under the Company’s Senior Secured Credit Facility (as defined below). The Unsecured Notes are guaranteed by the Company’s domestic subsidiaries, and the guarantees rank pari passu with the existing Senior Subordinated Notes and future senior debt of the Company and its subsidiaries. The Unsecured Notes and the guarantees on the Unsecured Notes are effectively subordinated to any of the Company’s secured debt.

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

If a change in control, as defined in the indenture relating to the Unsecured Notes (the “AAC Indenture”), occurs, the Company must give the holders of the Unsecured Notes the opportunity to sell their Unsecured Notes to the Company at 101 percent of the principal amount of the Unsecured Notes, plus accrued interest.

The Unsecured Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the AAC Indenture). In addition, the Unsecured Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the AAC Indenture). The Unsecured Notes also require that the Company meet certain financial covenants including a minimum fixed charge coverage ratio (as defined in the AAC Indenture). The Company was in compliance with the Unsecured Notes covenants as of November 29, 2003.

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

6. Long-Term Debt (Continued)

11% Senior Subordinated Notes

CBI’s 11% senior subordinated notes (the “Subordinated Notes”) mature on January 15, 2007. The Subordinated Notes are redeemable at the option of CBI in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5 percent of the principal amount thereof if redeemed during 2002 and declining to 100 percent of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages as defined in the indenture relating to the Subordinated Notes, as amended (the “CBI Indenture”), if any, thereon to the date of redemption. The Company has not redeemed any of the Subordinated Notes as of November 29, 2003.

In the event of a change of control (as defined in the CBI Indenture), each holder of the Subordinated Notes will have the right to require CBI to purchase all or any part of such holder’s Subordinated Notes at a purchase price in cash equal to 101 percent of the aggregate principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the date of purchase.

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

The Subordinated Notes contain certain covenants that, among other things, limit the ability of CBI to engage in certain business transactions such as mergers, consolidations or sales of assets that would decrease the value of CBI or cause an event of default. The Company was in compliance with the Subordinated Notes covenants as of November 29, 2003.

Senior Secured Credit Facility

In conjunction with the issuance of the Unsecured Notes, on February 20, 2002, the Company entered into a $40 million senior revolving credit facility (the “Senior Secured Credit Facility”) with various financial institutions, with all of the Company’s current domestic subsidiaries as guarantors. Loans made pursuant to the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s and the Company’s domestic subsidiaries’ assets and in all of the Company’s domestic subsidiaries’ capital stock.

Availability under the Senior Secured Credit Facility is restricted to the lesser of (1) $40 million or (2) the Borrowing Base Amount as defined in the credit agreement under the Senior Secured Credit Facility (the “Credit Agreement”). Availability under the Senior Secured Credit Facility as of November 29, 2003 was approximately $38.1 million with $0 borrowings outstanding. The Senior Secured Credit Facility matures on February 20, 2006.

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

6. Long-Term Debt (Continued)

Advances under the Senior Secured Credit Facility may be made as base rate loans or LIBOR loans at the Company’s election (except for the initial loans which were base rate loans). Interest rates payable upon advances are based upon the base rate or LIBOR depending on the type of loan the Company chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the Credit Agreement). The effective rate on borrowings for the three months ended November 29, 2003 was 10.5%.

The Credit Agreement contains customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on indebtedness, declaration or payment of dividends, liens, and changing the provisions of the gold consignment agreement, among other restrictions. In addition, the Credit Agreement requires that the Company meet certain financial covenants, ratios and tests, including capital expenditure limits, a maximum secured leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio. The Company was in compliance with the Credit Agreement covenants as of November 29, 2003.The Company’s long-term debt outstanding as of November 29, 2003 matures as follows:

FISCAL YEAR ENDING	AMOUNT MATURING

2004	$—
2005	—
2006	—
2007	217,279
Thereafter	—

$217,279

The weighted average interest rate on debt outstanding as of November 29, 2003 and August 30, 2003 was 11.8% and 12.3%, respectively.

The Company’s management believes the carrying amount of long-term debt approximates fair value as of November 29, 2003 and August 30, 2003, based upon current rates offered for debt with the same or similar debt terms.

7. Commitments and Contingencies

Leases

Certain Company facilities and equipment are leased under agreements expiring at various dates through 2018.

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

7. Commitments and Contingencies (Continued)

Employment Contracts

The Company has employment agreements with its executive officers, the terms of which expire at various times through August 2005. Unless terminated, one executive officer’s employment agreement adds one day to the term for each day that passes, and accordingly, there are always two years remaining on the term. The remaining executive officers’ terms can be automatically extended for an additional one year term. Such agreements, which have been revised from time-to-time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses for a certain executive that are payable if specific management goals are attained. The aggregate commitment for future salaries as of November 29, 2003, excluding bonuses, was approximately $2.7 million.

Pending Litigation

The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company’s results of operations or financial position.

Gold Consignment Agreement

Under the Company’s gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $10.1 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facilities and other approved locations, as specified by the agreement. For the three months ended November 29, 2003 and November 30, 2002, the Company expensed consignment fees of approximately $67 and $68, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of November 29, 2003 and August 30, 2003, the Company held approximately 17,520 ounces and 17,780 ounces, respectively, of gold valued at $7.0 million and $6.7 million, respectively, on consignment.

8. Income Taxes

For the three months ended November 29, 2003 and November 30, 2002, the Company recorded an income tax provision of $0 and $18, respectively, which represents an effective tax rate of 0% and 7.6%, respectively. For the quarters ending November 29, 2003 and November 30, 2002, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. Although state taxes are expected for the year ended 2004, no benefit has been recorded for the quarter ended November 29, 2003 due to the valuation allowance. For the quarter ended November 30, 2002, the effective tax rate reflects the state tax expense expected for the year.

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

9. Stockholders’ Equity

In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock are entitled to receive payment of the liquidation value of $100 per share plus any accrued and unpaid dividends prior to the payment of any distributions to the holders of the Common Stock of the Company. The liquidation preference of the Series A Preferred Stock totaled approximately $100,737 at November 29, 2003 and August 30, 2003, respectively.

Stock-Based Compensation

Incentive stock options for 94,115 shares and nonqualified stock options for 3,289 shares of the Company’s Common Stock were outstanding as of November 29, 2003.

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

Pursuant to an employment agreement entered into between the Company and its chief executive officer in July 1999, as amended on February 1, 2002, if the Company achieves certain EBITDA targets as defined by the agreement at any point from 2002 through 2004, the chief executive is entitled to receive up to a total of $1 million in face value of the Company’s Series A Preferred Stock. In addition, the plan provided for the immediate issuance of an option to purchase 12,500 shares of the Company’s common stock with a discretionary option to purchase shares. An option to purchase 12,500 shares was granted in fiscal 2002 pursuant to this plan. The executive is also entitled to receive discretionary bonuses as directed by the Board of Directors up to $300 annually, of which $75 is accrued as of November 29, 2003.

10. Related-Party Transactions

The Company entered into a management agreement on March 30, 2001 with Castle Harlan, Inc., its majority shareholder, (the “Manager”), pursuant to which the Manager agreed to provide business and organization strategy, financial and investment management and merchant and investment banking services to the Company and its subsidiaries. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager’s performance of its duties, other than such of the foregoing resulting from the Manager’s gross negligence or willful misconduct. The agreement is for a term of 10 years, renewable automatically from year to year unless Castle Harlan Partners III, L.P. or Castle Harlan Partners II, L.P., affiliates of the Manager, shall own less than 5 percent of the then outstanding capital stock of the Company. The Company is required to pay a management fee equal to $3.0 million, unless otherwise prohibited by the Company’s Credit Agreement. Amounts paid under the management agreement totaled approximately $750 for the three months ended November 29, 2003 and November 30, 2002, respectively. As of November 29, 2003 and August 30, 2003, the Company had accrued management fees of approximately $750, respectively.

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

		RECOGNITION
	SCHOLASTIC	AND AFFINITY	TOTAL

Three Months Ended November 29, 2003
Net sales	$53,580	$14,348	$67,928
Interest expense, net	6,283	698	6,981
Depreciation and amortization	3,272	526	3,798
Segment operating income	808	4,616	5,424
Capital expenditures	5,927	666	6,593
Goodwill	115,074	46,985	162,059
Segment assets	311,050	87,868	398,918
Three Months Ended November 30, 2002
Net sales	$54,237	$20,798	$75,035
Interest expense, net	6,647	725	7,372
Depreciation and amortization	3,123	347	3,470
Segment operating income (loss)	(447)	8,055	7,608
Capital expenditures	4,325	491	4,816
Goodwill	115,004	46,977	161,981
Segment assets	318,082	87,630	405,712

The Company’s reportable segments are strategic business units that offer products to different consumer segments. Each segment is managed separately because each business requires different marketing strategies. The Company evaluates the performance of each segment based on the profit or loss from operations before income taxes, excluding nonrecurring gains or losses.

12. Recent Accounting Pronouncements

In May 2003, SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 beginning in September 2003. The adoption of this standard did not have a significant impact on its financial statements.

In May 2003, FIN 46, “Consolidation of Variable Interest Entities”, was issued, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company will adopt FIN 46 beginning its third quarter of fiscal year 2004 and is currently reviewing the impact this statement will have on its financial statements.

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

12. Recent Accounting Pronouncements (Continued)

In December 2003, the FASB amended SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The amendment revised employers’ disclosures about pension plans and other post retirement benefit plans to require additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. The Company will adopt the additional disclosure requirements the second quarter of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.”

Overview

OVERVIEW

We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, academic achievement publications and recognition and affinity jewelry in the United States. Our two principal business segments are: scholastic products and recognition and affinity products. The scholastic products segment serves the high school, college and, to a lesser extent, the elementary and junior high school markets and accounted for approximately 79% of our net sales for the three months ended November 29, 2003. Our scholastic products segment consists of three principal categories: class rings, yearbooks and graduation products, the last of which includes fine paper products and graduation accessories.

The recognition and affinity products segment accounted for approximately 21% of our net sales for the three months ended November 29, 2003. This segment provides, among other things, publications that recognize the academic achievement of top students at the high school and college levels, as well as the nation’s most inspiring teachers, jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

Company Background

Commemorative Brands, Inc. (“CBI”) was initially formed by Castle Harlan Partners II, L.P. (“CHPII”), a private equity investment fund, in March 1996 for the purpose of acquiring substantially all of the ArtCarved operations of CJC Holdings, Inc. and the Balfour operations of L. G. Balfour Company, Inc. These acquisitions were consummated on December 16, 1996. Until such date, CBI engaged in no business activities other than in connection with the completion of the acquisitions and the financing thereof.

Our Company was formed on June 27, 2000 to serve as a holding company for the CBI operations and future acquisitions. Upon formation, each share of CBI’s issued and outstanding common stock was converted into one share of our common stock, and each share of CBI’s issued and outstanding series B preferred stock was converted into one share of our Series A Preferred Stock. The original holders of CBI’s series A preferred stock continued to hold such shares. We changed our name from Commemorative Brands Holding Corporation to American Achievement Corporation on January 23, 2002.

Taylor Acquisition. On February 11, 2000, Castle Harlan Partners III, L.P. (“CHPIII”), one of our stockholders and an affiliate of CHPII, acquired Taylor for a purchase price of approximately $30.0 million, whose primary business is the designing and printing of student yearbooks. On July 27, 2000, we acquired all issued and outstanding shares of Taylor Senior Holding Corp (“TSHC”), Taylor’s parent, through the issuance of 320,929 shares of our common stock and 393,482 shares of our series A preferred stock (the “Taylor Acquisition”). The Taylor Acquisition was accounted for under the purchase method of accounting.

ECI Acquisition. On March 30, 2001, we acquired all of the capital stock of ECI for a purchase price of approximately $58.7 million (the “ECI Acquisition”). ECI has been in the academic achievement publication business since 1967 and publishes such well-known titles as, Who’s Who Among American High School Students, The National Dean’s List and Who’s Who Among America’s Teachers. The ECI Acquisition was accounted for under the purchase method of accounting.

Milestone Acquisition. Effective July 15, 2002, we acquired all the outstanding stock and warrants of Milestone for a total purchase price of $16.3 million (the “Milestone Acquisition”). The Milestone Acquisition was accounted for using the purchase method of accounting. Milestone is a specialty marketer of class rings and other graduation products to the college market.

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

Goodwill and Other Intangible Assets. On September 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested for impairment upon adoption and on an annual basis thereafter. We completed the initial impairment test and concluded that goodwill was not impaired as of August 30, 2003. The adoption of SFAS No. 142 during the fiscal year ended 2003 did not have a material impact on our consolidated balance sheets or our statements of operations, shareholders’ equity or cash flows.

Results of Operations

The following table sets forth selected information from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales.

	THREE MONTHS ENDED

	NOVEMBER 29, 2003		NOVEMBER 30, 2002

		% OF NET		% OF NET
(IN THOUSANDS)	ACTUAL	SALES	ACTUAL	SALES

Net sales	$67,928	100.0%	$75,035	100.0%
Cost of sales	30,044	44.2%	33,817	45.1%

Gross profit	37,884	55.8%	41,218	54.9%
Selling, general and administrative expenses	32,460	47.8%	33,610	44.8%

Operating income	5,424	8.0%	7,608	10.1%
Interest expense, net	6,981	10.3%	7,372	9.8%

Income (loss) before income taxes	(1,557)	(2.3)%	236	0.3%
Provision for income taxes	—	0.0%	18	0.0%

Net income (loss)	$(1,557)	(2.3)%	$218	0.3%

Three Months Ended November 29, 2003 Compared to Three Months Ended November 30, 2002

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $7.1 million, or 9.5%, to $67.9 million for the three months ended November 29, 2003 from $75.0 million for the three months ended November 30, 2002. This decrease in net sales was due primarily to lower sales volumes in recognition and infinity products.

The following details the changes in net sales during such periods by business segment.

Scholastic Products. Net sales decreased $0.6 million to $53.6 million for the three months ended November 29, 2003 from $54.2 million for the three months ended November 30, 2002. The decrease in net sales was the result of timing differences from college ring shipments and a decline in retail high school ring units, partially offset by increased in-school high school ring shipments, price increases and an increase in yearbook shipments.

Recognition and Affinity Products. Net sales decreased $6.5 million to $14.3 million for the three months ended November 29, 2003 from $20.8 million for the three months ended November 30, 2002. The decrease was primarily the result of a $3.9 million decrease in sales related to the omission of the ECI teacher’s publication (published bi-annually versus its other publications) in the three months ended November 29, 2003 and lower overall sales volumes in ECI’s high school publications due to order loss coinciding with the beginning of the United States and Iraqi conflict.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 55.8% for the three months ended November 29, 2003, a 0.9 percentage point increase from 54.9% for the three months ended November 30, 2002. The increase was a result of continued gross margin improvement in all areas of the business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.1 million, or 3.4%, to $32.5 million for the three months ended November 29, 2003 from $33.6 million for the three months ended November 30, 2002. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $1.3 million to $23.6 million or 34.8% of net sales, for the three months ended November 29, 2003 from $24.9 million or 33.2% of net sales, for the three months ended November 30, 2002. The decrease in selling and marketing expenses as a percentage of sales is primarily the result of lower marketing expenses at ECI due to one less publication being sold in the three months ended November 29, 2003 and synergy savings related to the integration of the Milestone Acquisition.

General and administrative expenses for the three months ended November 29, 2003 were $8.9 million, or 13.0% of net sales, as compared to $8.7 million, or 11.6% of net sales, for the three months ended November 30, 2002. The increase in general and administrative expenses is primarily the result of an increase in professional services.

Operating Income. As a result of the foregoing, operating income was $5.4 million, or 8.0% of net sales, for the three months ended November 29, 2003 as compared with operating income $7.6 million, or 10.1% of net sales, for the three months ended November 30, 2002. The scholastic products segment reported an operating income of $0.8 million for the three months ended November 29, 2003 as compared with operating loss of $0.5 million for the three months ended November 30, 2002. The recognition and affinity products segment reported operating income of $4.6 million for the three months ended November 29, 2003 as compared with operating income of $8.1 million for the three months ended November 30, 2002.

Interest Expense, Net. Net interest expense was $7.0 million for the three months ended November 29, 2003 and $7.4 million for the three months ended November 30, 2002. The average debt outstanding for the three months ended November 29, 2003 and the three months ended November 30, 2002 was $234 million and $254 million, respectively. The weighted average interest rate of debt outstanding for the three months ended November 29, 2003 and the three months ended November 30, 2002 was 11.8% and 11.0%, respectively.

Provision (Benefit) for Income Taxes. For the three months ended November 29, 2003 and November 30, 2002, the Company recorded an income tax provision of $0 and $18,000, respectively, which represents an effective tax rate of 0% and 7.6%, respectively. For the quarters ending November 29, 2003 and November 30, 2002, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. Although state taxes are expected for the year ended 2004, no benefit has been recorded for the quarter ended November 29, 2003 due to the valuation allowance. For the quarter ended November 30, 2002, the effective tax rate reflects the state tax expense expected for the year.

Net Income (Loss). As a result of the foregoing, we reported a net loss of $1.6 million for the three months ended November 29, 2003 as compared to net income of $218,000 for the three months ended November 30, 2002.

Seasonality

The Company’s scholastic product sales tend to be seasonal. Class ring sales are highest during October through December (which overlaps the Company’s first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for class rings for delivery to students before the winter holiday season. Sales of the Company’s fine paper products are predominantly made during February through April (which overlaps the Company’s second and third fiscal quarters) for graduation in April and June. The Company has historically experienced operating losses during the period of the Company’s fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. Yearbook sales are highest during the months of May through June, as yearbooks are typically shipped to schools prior to the school’s summer break. The Company’s recognition and affinity product line sales are also seasonal. The majority of the sales of achievement publications are shipped in November of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period prior to Mother’s Day. As a result, the effects of the seasonality of the class ring business on the Company are somewhat tempered by the Company’s relatively broad product mix. As a result of the foregoing, the Company’s working capital requirements tend to exceed its operating cash flows from July through December.

Liquidity and Capital Resources

Operating Activities. Operating activities provided cash of $19.5 million for the three months ended November 29, 2003 as compared with $15.8 million for the three months ended November 30, 2002. The $3.7 million increase in cash provided by operating activities was primarily attributable to an increase in customer deposits of $4.9 million, accounts receivable of $3.4 million, and inventories of $0.4 million. These items were partially offset by a decrease in prepaid expenses and other assets of $2.6 million, a decrease in net (loss) income (net of adjustments) of $0.9 million, a decrease in deferred revenue of $0.9 million, and a decrease in accounts payable, accrued expenses, and other long-term liabilities of $0.6 million.

Investing Activities. Capital expenditures for the three months ended November 29, 2003 and November 30, 2002 were $6.6 million and $4.8 million, respectively. Our projected capital expenditures for 2004 are expected to be approximately $17.0 million.

Financing Activities. Net cash used in financing activities was $11.4 million for the three months ended November 29, 2003 and net cash used in financing activities was $9.0 million for the three months ended November 30, 2002. For the three months ended November 29, 2003, cash was generated from operating activities and used to pay down $9.5 million of the revolver facility.

Capital Resources. In February 2002, the Company issued $177 million of Unsecured Notes due in 2007 and entered into a new $40 million Senior Secured Credit Facility. As of November 29, 2003, $0 under the Senior Secured Credit Facility was outstanding.

In connection with the Taylor Acquisition, CBI signed a gold consignment financing agreement with a bank. Under its gold consignment financing agreement, CBI has the ability to have on consignment the lowest of (i) the dollar value of 27,000 troy ounces of gold, (ii) $10.1 million and (iii) a borrowing base, determined based upon a percentage of gold located at CBI’s facilities and other approved locations, as specified by the agreement. Under the terms of the consignment arrangement, CBI does not own the consigned gold nor have risk of loss related to such inventory until the money is received by the bank from CBI in payment for the gold purchased. Accordingly, CBI does not include the values of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of November 29, 2003 and August 30, 2003, the Company held approximately 17,520 ounces and 17,780 ounces, respectively, of gold valued at $7.0 million and $6.7 million, respectively, on consignment.

Cash generated from operating activities and availability under our Senior Secured Credit Facility and our prior facilities, which were paid off in February 2002, have been our principal sources of liquidity. Our liquidity needs arise primarily from debt service, working capital, capital expenditure and general corporate requirements. As of November 29, 2003 we had approximately $38.1 million available under our Senior Secured Credit Facility.

We believe that cash flow from our operating activities combined with the availability of funds under our senior secured credit facility will be sufficient to support our operations and liquidity requirements for the foreseeable future.

Recent Accounting Pronouncements

In May 2003, SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We adopted SFAS 150 beginning in September 2003. The adoption of this standard did not have a significant impact on our financial statements.

In May 2003, FIN 46, “Consolidation of Variable Interest Entities”, was issued, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We will adopt FIN 46 beginning its third quarter of fiscal year 2004 and we are currently reviewing the impact this statement will have on our financial statements.

In December 2003, the FASB amended SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The amendment revised employers’ disclosures about pension plans and other post retirement benefit plans to require additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. We will adopt the additional disclosure requirements the second quarter of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have market risk exposure from changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments and through the use of interest rate swaps. Our Senior Secured Facility and our gold consignment facility are variable rate facilities. The interest rates under these facilities are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. Our derivatives and other financial instruments subject to interest rate risk consist of long-term debt and notional amount under the gold consignment agreement. The net market value of these financial instruments at November 29, 2003 represented a net liability of $7.0 million.

Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single source supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The purchases are payable in Euros. In order to hedge our market risk, we have from time-to-time purchased forward currency contracts. During the three months ended November 29, 2003, we did not purchase any forward contracts.

Gold. We purchase all of our gold requirements from The Bank of Nova Scotia through our revolving credit and gold consignment agreement. We consign the majority of our gold from The Bank of Nova Scotia and pay for gold as the product is shipped to customers and as required by the terms of the gold consignment agreement. As of November 29, 2003, we had hedged most of our gold requirements for the fiscal year ending August 28, 2004 through the purchase of gold options.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure control and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of November 29, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, our President and Chief Executive Officer and Chief Financial Officer determined that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the period covered by this quarterly report.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although management believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Any change in or adverse development, including the following factors may impact the achievement of results in or accuracy of forward-looking statements: the price of gold and precious, semiprecious and synthetic stones; the Company’s access to students and consumers in schools; the seasonality of the Company’s business; regulatory and accounting rules; the Company’s relationship with its independent sales representatives; fashion and demographic trends; general economic, business, and market trends and events, especially during peak buying seasons for the Company’s products; the Company’s ability to respond to customer change orders and delivery schedules; development and operating costs; competitive pricing changes; successful completion of management initiatives designed to achieve operating efficiencies; the Company’s cash flows; and the Company’s ability to draw down funds under its current bank financings and to enter into new bank financings. The foregoing factors are not exhaustive. New factors may emerge or changes may occur that impact the Company’s operations and businesses. Forward-looking statements herein are expressly qualified on the foregoing or such other factors as may be applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. The Company monitors all claims, and the Company accrues for those, if any, which management believes may be adversely decided against the Company and result in money damages to a third party.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

(b) Reports on Form 8-K

None

AMERICAN ACHIEVEMENT CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 9, 2004

AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DAVID G. FIORE

David G. Fiore
CHIEF EXECUTIVE OFFICER

By:	/s/ SHERICE P. BENCH

Sherice P. Bench
CHIEF FINANCIAL OFFICER