Form 10-Q
period 2004-02-28
AMERICAN ACHIEVEMENT CORP
filed 2004-04-13
CIK 1168468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2004

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-84294

AMERICAN ACHIEVEMENT CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-4126506 (I.R.S. Employer Identification Number)

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

809,775 SHARES OF COMMON STOCK
(Number of shares outstanding as of February 28, 2004)

AMERICAN ACHIEVEMENT CORPORATION
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2004
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements and Notes

	Condensed Consolidated Balance Sheets--
	As of February 28, 2004 (unaudited) and August 30, 2003	3

	Condensed Consolidated Statements of Operations--
	For the Three Months Ended February 28, 2004 (unaudited) and March 1, 2003 (unaudited)	4

	Condensed Consolidated Statements of Operations--
	For the Six Months Ended February 28, 2004 (unaudited) and March 1, 2003 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows--
	For the Six Months Ended February 28, 2004 (unaudited) and March 1, 2003 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		25
CEO Certification Pursuant to Section 302
CFO Certification Pursuant to Section 302
CEO Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906

AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Balance Sheets

	February 28,	August 30,
	2004	2003
	(unaudited)
	(Dollars in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,192	$1,735
Accounts receivable, net of allowance for doubtful accounts of $3,381 and $3,242	38,788	44,193
Inventories, net	37,643	23,310
Prepaid expenses and other current assets, net	28,455	30,317

Total current assets	114,078	99,555
Property, plant and equipment, net of accumulated depreciation of $52,161 and $46,315	70,189	65,307
Trademarks	41,855	41,855
Goodwill	166,444	162,059
Other assets, net of accumulated amortization of $9,928 and $8,057	26,091	26,725

Total assets	$418,657	$395,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$3,979	$4,877
Accounts payable	3,286	6,564
Customer deposits	58,076	21,393
Accrued expenses	31,435	26,856
Deferred revenue	2,653	5,123
Accrued interest	3,885	4,231

Total current liabilities	103,314	69,044
Long-term debt, net of current portion	217,351	226,710
Other long-term liabilities	11,469	9,854

Total liabilities	332,134	305,608
Redeemable minority interest in subsidiary	18,650	18,050
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,200,000 shares authorized Series A, 1,007,366 shares issued and outstanding; liquidation preference of approximately $100,737	10	10
Common stock, $.01 par value, 1,250,000 shares authorized, 809,775 shares issued and outstanding	8	8
Additional paid-in capital	95,350	95,350
Accumulated deficit	(22,379)	(18,375)
Accumulated other comprehensive loss	(5,116)	(5,150)

Total stockholders’ equity	67,873	71,843

Total liabilities and stockholders’ equity	$418,657	$395,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended
	February 28,	March 1,
	2004	2003
	(Dollars in thousands)
Net sales	$58,518	$59,407
Cost of sales	21,538	23,955

Gross profit	36,980	35,452
Selling, general and administrative expenses	31,910	31,427

Operating income	5,070	4,025
Interest expense, net	6,917	7,171

Loss before income taxes	(1,847)	(3,146)
Benefit for income taxes	—	(18)

Net loss	(1,847)	(3,128)

Preferred dividends	(300)	(300)

Net loss applicable to common stockholders	$(2,147)	$(3,428)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Statements of Operations
(unaudited)

	For the six months ended
	February 28,	March 1,
	2004	2003
	(Dollars in thousands)
Net sales	$126,446	$134,442
Cost of sales	51,582	57,772

Gross profit	74,864	76,670
Selling, general and administrative expenses	64,370	65,037

Operating income	10,494	11,633
Interest expense, net	13,898	14,543

Loss before income taxes	(3,404)	(2,910)
Provision for income taxes	—	—

Net loss	(3,404)	(2,910)

Preferred dividends	(600)	(600)

Net loss applicable to common stockholders	$(4,004)	$(3,510)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended
	February 28,	March 1,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(3,404)	$(2,910)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,380	7,302
Amortization of debt discount and deferred financing fees	1,025	1,040
Provision for doubtful accounts	139	366
Changes in assets and liabilities:
Decrease in accounts receivable	5,266	4,107
Increase in inventories, net	(13,729)	(12,818)
Decrease in prepaid expenses and other current assets, net	1,862	4,643
Increase in other assets	(1,238)	(445)
Increase in customer deposits	36,683	28,476
Decrease in deferred revenue	(2,470)	(2,649)
Increase in accounts payable, accrued expenses, and other long-term liabilities	2,575	1,180

Net cash provided by operating activities	34,089	28,292

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,234)	(7,006)
Acquisition, net of cash acquired	(5,000)	—

Net cash used in investing activities	(16,234)	(7,006)

Cash flows from financing activities:
Payments on Revolver, net	(9,500)	(18,676)
Decrease of bank overdraft	(898)	(944)

Net cash used in financing activities	(10,398)	(19,620)

Net increase in cash and cash equivalents	7,457	1,666
Cash and cash equivalents, beginning of period	1,735	1,562

Cash and cash equivalents, end of period	$9,192	$3,228

Supplemental disclosure
Cash paid during the period for:
Interest	$13,504	$13,414

Income taxes	$178	$112

Supplemental Disclosure of noncash financing activities
Accrued preferred stock dividends	$600	$600

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

     The 11 5/8% Senior Unsecured Notes Due 2007 (the “Unsecured Notes”) are guaranteed by every direct and indirect domestic subsidiary of the Company. The guarantees by the guarantor subsidiaries are full, unconditional, and joint and several. All of the guarantor subsidiaries are wholly owned, with the exception of Commemorative Brands, Inc. (“CBI”), which is majority owned. American Achievement Corporation is a holding company with no independent assets or operations other than its investment in its subsidiaries.

     The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the six months ended February 28, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2004.

     Effective January 30, 2004, the Company acquired the assets of C-B Graduation Announcements, LLC, a producer of personalized graduation announcements and related accessories (the “C-B Announcements Acquisition”). The maximum purchase price payable in connection with this acquisition is approximately $5.9 million in cash, of which approximately $5.0 million was paid at closing (including $1.0 million placed in escrow), with the escrowed amount and balance of the purchase price to be paid pending a post-closing purchase price adjustment. The C-B Announcements Acquisition was accounted for using the purchase method of accounting.

Stock-Based Compensation

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123”. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148.

     Had compensation expense for the employee stock plans been determined based on the fair value at the grant date for options granted consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net income (loss) would have been reported as follows:

	For the three months ended		For the six months ended
	February 28,	March 1,	February 28,	March 1,
	2004	2003	2004	2003
Net loss	$(1,847)	$(3,128)	$(3,404)	$(2,910)
Less: stock-based compensation expense, net of related taxes	4	4	8	8

Net loss — pro forma	$(1,851)	$(3,132)	$(3,412)	$(2,918)

     The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the fiscal year ended 2003:

2003
Risk-free interest rate	3.93%
Expected life	10 years
Volatility	25%
Dividend yield	—

     No options were granted during the six months ended February 28, 2004.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands)
(unaudited)

2. Trademarks, Goodwill and Other Intangible Assets

     The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which revised the accounting for purchased goodwill and intangible assets with indefinite lives, effective September 1, 2002; and thus, goodwill and trademarks are no longer amortized.

     The Company includes other intangible assets subject to amortization in other assets on the balance sheet. The other intangible assets subject to amortization are as follows:

	Gross	Accumulated	Net
	Asset	Amortization	Asset
At February 28, 2004
Deferred financing costs and other	$10,550	$(4,170)	$6,380
Customer lists and distribution contracts	16,072	(5,758)	10,314

Total intangible assets subject to amortization	$26,622	$(9,928)	$16,694

At August 30, 2003
Deferred financing costs and other	$10,344	$(3,286)	$7,058
Customer lists and distribution contracts	$16,072	$(4,771)	$11,301

Total intangible assets subject to amortization	$26,416	$(8,057)	$18,359

     Total amortization on the other intangible assets above was $1,871 and $1,640 for the six months ended February 28, 2004 and March 1, 2003, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on customer lists and distribution contracts is recorded as amortization expense. Deferred financing costs have a useful life of 1-7 years and customer lists and distribution contracts have a useful life of 10-12 years. Estimated annual amortization expense for fiscal years ended 2004 through 2008 is approximately $3.7 million each year.

3. Comprehensive Income (Loss)

     Unrecognized losses on accrued minimum pension liabilities are included in other comprehensive income (loss). The following amounts were included in determining the Company’s comprehensive income (loss) for the three and six month periods ended February 28, 2004 and March 1, 2003.

	For the three months ended		For the six months ended
	February 28,	March 1,	February 28,	March 1,
	2004	2003	2004	2003
Net loss	$(1,847)	$(3,128)	$(3,404)	$(2,910)
Adjustment in minimum pension liability	17	34	34	34

Total comprehensive loss	$(1,830)	$(3,094)	$(3,370)	$(2,876)

4. Inventories, Net

     A summary of inventories, net is as follows:

	February 28,	August 30,
	2004	2003
Raw materials	$9,197	$7,876
Work in process	21,141	8,043
Finished goods	7,606	7,632
Less — Reserves	(301)	(241)

	$37,643	$23,310

     Cost of sales includes depreciation and amortization of $2,178 and $2,537 for the three months ended February 28, 2004 and March 1, 2003, respectively. Cost of sales includes depreciation and amortization of $4,341 and $4,791 for the six months ended February 28, 2004 and March 1, 2003, respectively.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands)
(unaudited)

5. Prepaid Expenses and Other Current Assets, Net

     Prepaid expenses and other current assets, net on the balance sheet, include reserves on sales representative advances of $2,097 and $2,516 at February 28, 2004 and August 30, 2003, respectively.

6. Long-term Debt

     Long-term debt consists of the following:

	February 28,	August 30,
	2004	2003
11 5/8% Senior unsecured notes due 2007 (net of unamortized discount of $1,004 and $1,145)	$175,996	$175,855
11% Senior subordinated notes due 2007	41,355	41,355
Senior secured credit facility	$—	$9,500

Total long-term debt	$217,351	$226,710

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

     If a change in control as defined in the indenture relating to the Unsecured Notes (the “AAC Indenture”) occurs, the Company must give the holders of the Unsecured Notes the opportunity to sell their Unsecured Notes to the Company at 101 percent of the principal amount of the Unsecured Notes, plus accrued interest.

     The Unsecured Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the AAC Indenture). In addition, the Unsecured Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the AAC Indenture). The Unsecured Notes also require that the Company meet certain financial covenants including a minimum fixed charge coverage ratio (as defined in the AAC Indenture). The Company was in compliance with the Unsecured Notes covenants as of February 28, 2004.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands)
(unaudited)

11% Senior Subordinated Notes

     CBI’s 11% senior subordinated notes (the “Subordinated Notes”) mature on January 15, 2007. The Subordinated Notes are redeemable at the option of CBI in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5 percent of the principal amount thereof if redeemed during 2002 and declining to 100 percent of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages as defined in the indenture relating to the Subordinated Notes, as amended (the “CBI Indenture”), if any, thereon to the date of redemption. The Company has not redeemed any of the Subordinated Notes as of February 28, 2004.

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

     The Subordinated Notes contain certain covenants that, among other things, limit the ability of CBI to engage in certain business transactions such as mergers, consolidations or sales of assets that would decrease the value of CBI or cause an event of default. The Company was in compliance with the Subordinated Notes covenants as of February 28, 2004.

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

     Availability under the Senior Secured Credit Facility is restricted to the lesser of (1) $40 million or (2) the Borrowing Base Amount as defined in the credit agreement under the Senior Secured Credit Facility (the “Credit Agreement”). Availability under the Senior Secured Credit Facility as of February 28, 2004 was approximately $38.1 million with $0 borrowings outstanding. The Senior Secured Credit Facility matures on February 20, 2006.

     Advances under the Senior Secured Credit Facility may be made as base rate loans or LIBOR loans at the Company’s election (except for the initial loans which were base rate loans). Interest rates payable upon advances are based upon the base rate or LIBOR depending on the type of loan the Company chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the Credit Agreement). The effective rate on borrowings for the six months ended February 28, 2004 was 15.0%.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands)
(unaudited)

     The Credit Agreement contains customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on indebtedness, declaration or payment of dividends, liens, and changing the provisions of the gold consignment agreement, among other restrictions. In addition, the Credit Agreement requires that the Company meet certain financial covenants, ratios and tests, including capital expenditure limits, a maximum secured leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio. The Company was in compliance with the Credit Agreement covenants as of February 28, 2004. The Company’s long-term debt outstanding as of February 28, 2004 matures as follows:

Amount
Fiscal year ending	maturing
2004	$—
2005	—
2006	—
2007	217,351
Thereafter	—

$217,351

     The weighted average interest rate on debt outstanding as of February 28, 2004 and August 30, 2003 was 11.9% and 12.3%, respectively.

     The Company’s management believes the carrying amount of long-term debt approximates fair value as of February 28, 2004 and August 30, 2003, based upon current rates offered for debt with the same or similar debt terms.

     Subsequent to February 28, 2004, the Unsecured Notes, Subordinated Notes, and the Senior Secured Credit Facility were substantially paid off in connection with the merger agreement discussed in Note 13.

7. Commitments and Contingencies

Leases

     Certain Company facilities and equipment are leased under agreements expiring at various dates through 2018. Certain Company facilities and equipment are leased under agreements expiring at various dates through 2018. The Company’s commitments under the noncancellable portion of all operating and capital leases for each of the five years ending after August 30, 2003 and thereafter are approximately as follows:

Fiscal Year Ending	Operating Expense	Capital
2004 (remainder)	$1,062	$741
2005	1,822	1,409
2006	1,511	1,363
2007	1,124	1,339
2008	817	219
Thereafter	2,719	—
Interest	—	(504)

	$9,055	$4,567

     Some of the Company’s rental property leases contain options to renew the leased space for periods up to an additional ten years.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands)
(unaudited)

Employment Contracts

     The Company has employment agreements with its executive officers, the terms of which expire at various times through August 2005. Unless terminated, one executive officer’s employment agreement adds one day to the term for each day that passes, and accordingly, there are always two years remaining on the term. The remaining executive officers’ terms will be automatically extended for an additional one year term. Such agreements, which have been revised from time-to-time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses for a certain executive that are payable if specific management goals are attained. The aggregate commitment for future salaries as of February 28, 2004, excluding bonuses, was approximately $2.6 million.

Pending Litigation

     The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company’s results of operations or financial position.

     On February 11, 2004, Frederick Goldman, Inc. (the “Licensee”) filed an arbitration claim against CBI alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the Licensee to a non-exclusive license. In addition, on February 10, 2004, the Licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting third parties rights in violation of the Licensee’s exclusive rights under the license agreement. The district court claim seeks injunctive and monetary relief. No discovery has been conducted to date, therefore, at this time, it is not possible to predict with certainty the outcome of these unresolved legal matters or the range of possible loss or recovery. However, the Company intends to defend itself vigorously in these proceedings.

Gold Consignment Agreement

     Under the Company’s gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $10.1 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facilities and other approved locations, as specified by the agreement. For the three months ended February 28, 2004 and March 1, 2003, the Company expensed consignment fees of approximately $87 and $74, respectively. For the six months ended February 28, 2004 and March 1, 2003, the Company expensed consignment fees of approximately $154 and $142, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of February 28, 2004 and August 30, 2003, the Company held approximately 17,170 ounces and 17,780 ounces, respectively, of gold valued at $6.9 million and $6.7 million, respectively, on consignment. The gold consignment agreement must be renewed annually, during February of each year. As of February 28, 2004, the Company had entered into an agreement to extend the gold consignment agreement through April 19, 2004. See Note 13, Subsequent Event.

8. Income Taxes

     Other than the three months ended March 1, 2003, whereby the Company recorded an $18 tax benefit, no tax provision or benefit has been recorded in the financial statements presented. No net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. Although state taxes are expected for each year end, no benefit has been recorded due to the valuation allowance.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands)
(unaudited)

9. Stockholders’ Equity

     In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock are entitled to receive payment of the liquidation value of $100 per share plus any accrued and unpaid dividends prior to the payment of any distributions to the holders of the Common Stock of the Company. The liquidation preference of the Series A Preferred Stock totaled approximately $100,737 at February 28, 2004 and August 30, 2003, respectively.

     Incentive stock options for 93,615 shares and nonqualified stock options for 3,289 shares of the Company’s Common Stock were outstanding as of February 28, 2004.

     During the six-month period ended November 30, 2002, the Company granted 28,500 options to employees. These options have an exercise price of $6.02 per share and, accordingly, the Company did not record any related compensation expense based upon the market price of the stock on the date of grant. A portion of the options, 10,000, vested on the grant date, with the remaining options vesting ratably over a four year period.

     Pursuant to an employment agreement entered into between the Company and its chief executive officer in July 1999, as amended on February 1, 2002, if the Company achieves certain EBITDA targets as defined by the agreement at any point from 2002 through 2004, the chief executive is entitled to receive up to a total of $1 million in face value of the Company’s Series A Preferred Stock. In addition, the plan provided for the immediate issuance of an option to purchase 12,500 shares of the Company’s common stock, and pursuant to this plan, an option to purchase 12,500 shares was granted in fiscal 2002. The executive is also entitled to receive discretionary bonuses as directed by the Board of Directors up to $300 annually, of which $150 is accrued as of February 28, 2004.

10. Related-Party Transactions

     The Company entered into a management agreement on March 30, 2001 with Castle Harlan, Inc., its majority shareholder, (the “Manager”), pursuant to which the Manager agreed to provide business and organization strategy, financial and investment management and merchant and investment banking services to the Company and its subsidiaries. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager’s performance of its duties, other than such of the foregoing resulting from the Manager’s gross negligence or willful misconduct. The agreement is for a term of 10 years, renewable automatically from year to year unless Castle Harlan Partners III, L.P. or Castle Harlan Partners II, L.P., affiliates of the Manager, shall own less than 5 percent of the then outstanding capital stock of the Company. As part of the agreement, the Company is charged a management fee equal to $3.0 million, unless otherwise prohibited by the Company’s Credit Agreement. Amounts paid under the management agreement totaled approximately $750 and $0 for the three months ended February 28, 2004 and March 1, 2003, respectively. Amounts paid under the management agreement totaled approximately $1,500 and $750 for the six months ended February 28, 2004 and March 1, 2003, respectively. As of February 28, 2004 and August 30, 2003, the Company had accrued management fees of approximately $750, respectively.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
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

		Recognition
	Scholastic	and Affinity	Total
Three Months Ended February 28, 2004
Net sales	$52,516	$6,002	$58,518
Interest expense, net	6,225	692	6,917
Depreciation and amortization	3,370	212	3,582
Segment operating income	4,940	130	5,070
Capital expenditures	3,441	1,240	4,681
Trademarks	24,708	17,147	41,855
Goodwill	119,021	47,423	166,444
Other intangible assets, net	14,966	1,728	16,694
Segment assets	327,053	91,604	418,657
Three Months Ended March 1, 2003
Net sales	$53,161	$6,246	$59,407
Interest expense, net	6,442	729	7,171
Depreciation and amortization	3,449	383	3,832
Segment operating income	4,130	(105)	4,025
Capital expenditures	1,964	226	2,190
Trademarks	24,708	17,147	41,855
Goodwill	115,074	46,985	162,059
Other intangible assets, net	17,465	2,482	19,947
Segment assets	318,834	87,459	406,293
Six Months Ended February 28, 2004
Net sales	$106,096	$20,350	$126,446
Interest expense, net	12,508	1,390	13,898
Depreciation and amortization	6,642	738	7,380
Segment operating income	5,748	4,746	10,494
Capital expenditures	9,368	1,906	11,274
Trademarks	24,708	17,147	41,855
Goodwill	119,021	47,423	166,444
Other intangible assets, net	14,966	1,728	16,694
Segment assets	327,053	91,604	418,657
Six Months Ended March 1, 2003
Net sales	$107,398	$27,044	$134,442
Interest expense, net	13,089	1,454	14,543
Depreciation and amortization	6,572	730	7,302
Segment operating income	3,683	7,950	11,633
Capital expenditures	6,289	717	7,006
Trademarks	24,708	17,147	41,855
Goodwill	115,074	46,985	162,059
Other intangible assets, net	17,465	2,482	19,947
Segment assets	318,834	87,459	406,293

     The Company’s reportable segments are strategic business units that offer products to different consumer segments. Each segment is managed separately because each business requires different marketing strategies. The Company evaluates the performance of each segment based on the profit or loss from operations before income taxes, excluding nonrecurring gains or losses.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands)
(unaudited)

12. Recent Accounting Pronouncements

     In May 2003, SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 beginning in September 2003. The adoption of this standard did not have a significant impact on its financial statements.

     In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” In December 2003, the FASB revised FIN No. 46 to reflect decisions it made regarding a number of implementation issues. FIN No. 46, as revised, requires that the primary beneficiary of a variable interest entity (“VIE”) consolidate the entity even if the primary beneficiary does not have a majority voting interest. This Interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This Interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The Interpretation also establishes additional disclosures which are required regarding an enterprise’s involvement with a VIE when it is not the primary beneficiary. The requirements of this Interpretation are required to be applied to any VIE created after January 31, 2003. The Company adopted FIN 46 beginning in the first quarter of fiscal year 2004. The adoption of this standard did not have a significant impact on its financial statements.

     In December 2003, the FASB amended SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendment revised employers’ disclosures about pension plans and other post retirement benefit plans to require additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. The Company will adopt the additional disclosure requirements in the third quarter of 2004.

13. Subsequent Event

     On December 24, 2003, the Company entered into a merger agreement with AAC Acquisition Corp. (“Acquisition”) and AAC Holding Corp. (“Holdings”), each Delaware corporations formed at the direction of Fenway Partners Capital Fund II, L.P. (“Fenway Partners”). On March 25, 2004, as contemplated by the merger agreement Acquisition was merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Holdings (the “Merger”). Upon consummation of the Merger, substantially all of the equity interests in Holdings were held by an investor group led by Fenway Partners.

     The Merger was financed by a cash equity investment in Holdings by an investor group led by Fenway Partners of $102.0 million, the borrowing by the Company of $155.0 million under a seven-year term loan and $2.0 million under a six-year revolving loan, each under the Company’s new senior secured credit facility, the issuance by the Company of $150.0 million aggregate principal amount of its 8.25% senior subordinated notes due 2012, and the untendered Unsecured Notes of $6.1 million. Proceeds of these financing arrangements were used to redeem the outstanding Series A Preferred Stock, refinance the Company’s existing indebtedness, including the redemption of the outstanding Senior Notes and completion of a debt tender offer to acquire all of the existing Unsecured Notes, and pay transaction costs and expenses. Pursuant to the debt tender offer, the Company retired $170.9 million of outstanding Unsecured Notes for an aggregate $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. In addition, as part of the Merger, the Company terminated its existing Senior Secured Credit Facility and terminated its management contract with the Manager. The Company also entered into a new gold consignment agreement, which has substantially the same terms as the previous agreement with the exception that it renews automatically unless a 60-day termination notice is given by either party, and entered into a new management agreement with an affiliate of Fenway Partners pursuant to which the Company, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA.

     The Merger will be accounted for under the purchase method of accounting.

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

Overview

We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry in the United States. Our two principal business segments are scholastic products and recognition and affinity products. The scholastic products division, which serves the high school, college and, to a lesser extent, elementary and junior high school markets, accounted for approximately 90% and 84% of our net sales for the three months and six months ended February 28, 2004, respectively. Our scholastic product segment produces, markets, and sells class rings, yearbooks and graduation products, the last of which includes fine paper products and graduation accessories. The recognition and affinity products segment accounted for approximately 10% and 16% of our net sales for the three months and six months ended February 28, 2004, respectively. This segment produces, markets, and sells publications that recognize the academic achievement of top students at the high school and college levels, as well as the nation’s most inspiring teachers, jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

On December 24, 2003, we entered into a merger agreement with AAC Acquisition Corp. (“Acquisition”) and AAC Holding Corp. (“Holdings”), each Delaware corporations formed at the direction of Fenway Partners Capital Fund II, L.P. (“Fenway Partners”). On March 25, 2004, as contemplated by the merger agreement Acquisition was merged with and into our company, with our company continuing as the surviving corporation and a wholly owned subsidiary of Holdings (the “Merger”). Upon consummation of the Merger, substantially all of the equity interests in Holdings were held by an investor group led by Fenway Partners.

The Merger was financed by a cash equity investment in Holdings by an investor group led by Fenway Partners of $102.0 million, the borrowing by us of $155.0 million under a seven-year term loan and $2.0 million under a six-year revolving loan, each under our new senior secured credit facility, the issuance by us of $150.0 million aggregate principal amount of our 8.25% senior subordinated notes due 2012, and the untendered Unsecured Notes of $6.1 million. Proceeds of these financing arrangements were used to redeem our outstanding Series A preferred stock, refinance our existing indebtedness, including the redemption of the outstanding 11% senior notes of our subsidiary, Commemorative Brands, Inc. (“CBI”) and completion of a debt tender offer to acquire all of our existing unsecured notes, and pay transaction costs and expenses. Pursuant to the debt tender offer, the Company retired $170.9 million of outstanding 11 5/8% unsecured senior notes for an aggregate $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. In addition, as part of the Merger, we terminated our existing senior secured credit facility and terminated our management contract with an affiliate of our majority stockholder. We also entered into a new gold consignment agreement, which has substantially the same terms as the previous agreement with the exception that it renews automatically unless a 60-day termination notice is given by either party, and entered into a new management agreement with an affiliate of Fenway Partners pursuant to which we, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million of 5% of the previous fiscal year’s EBITDA.

The Merger will be accounted for under the purchase method of accounting.

Company Background

CBI was initially formed in March 1996 for the purpose of acquiring substantially all of the ArtCarved operations of CJC Holdings, Inc. and the Balfour operations of L. G. Balfour Company, Inc. These acquisitions were consummated on December 16, 1996. Until such date, CBI engaged in no business activities other than in connection with the completion of the acquisitions and the financing thereof. Our company was formed on June 27, 2000 to serve as a holding company for the CBI operations and future acquisitions. Upon formation, each share of CBI’s issued and outstanding common stock was converted into one share of our common stock, and each share of CBI’s issued and outstanding series B preferred stock was converted into one share of our Series A Preferred Stock. The original holders of CBI’s series A preferred stock continued to hold such shares. We changed our name to American Achievement Corporation on January 23, 2002.

Taylor Acquisition. On February 11, 2000, one of our stockholders, acquired Taylor for a purchase price of approximately $30.0 million, whose primary business is the designing and printing of student yearbooks. On July 27, 2000, we acquired all issued and outstanding shares of Taylor Senior Holding Corp (“TSHC”), Taylor’s parent, through the issuance of 320,929 shares of our common stock and 393,482 shares of our series A preferred stock (the “Taylor Acquisition”). The Taylor Acquisition was accounted for under the purchase method of accounting.

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

C-B Announcement Acquisition. Effective January 30, 2004, we acquired the assets of C-B Graduation Announcements, LLC, a producer of personalized graduation announcements and related accessories (the “C-B Announcements Acquisition”). The maximum purchase price payable in connection with this acquisition is approximately $5.9 million in cash, of which approximately $5.0 million was paid at closing (including $1.0 million placed in escrow), with the escrowed amount and balance of the purchase price to be paid pending a post-closing purchase price adjustment. The C-B Announcements Acquisition was accounted for using the purchase method of accounting.

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

Goodwill and Other Intangible Assets. We account for our long-lived assets with indefinite lives under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested for impairment upon adoption and on an annual basis thereafter.

Long-lived Tangible and Intangible Assets with Definite Lives. We test our long-lived tangible and intangible assets with definite lives for impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review long-lived tangible and intangible assets with definite lives whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination is made.

Results of Operations

The following table sets forth selected information from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	FEBRUARY 28, 2004		MARCH 1, 2003		FEBRUARY 28, 2004		MARCH 1, 2003
		% OF NET		% OF NET		% OF NET		% OF NET
(IN THOUSANDS)	ACTUAL	SALES	ACTUAL	SALES	ACTUAL	SALES	ACTUAL	SALES
Net sales	$58,518	100.0%	$59,407	100.0%	$126,446	100.0%	$134,442	100.0%
Cost of sales	21,538	36.8%	23,955	40.3%	51,582	40.8%	57,772	43.0%

Gross profit	36,980	63.2%	35,452	59.7%	74,864	59.2%	76,670	57.0%
Selling, general and administrative expenses	31,910	54.5%	31,427	52.9%	64,370	50.9%	65,037	48.4%

Operating income (loss)	5,070	8.7%	4,025	6.8%	10,494	8.3%	11,633	8.6%
Interest expense, net	6,917	11.8%	7,171	12.1%	13,898	11.0%	14,543	10.8%

Loss before income taxes	(1,847)	(3.1)%	(3,146)	(5.3)%	(3,404)	(2.7)%	(2,910)	(2.2)%
Income tax benefit	—	0.0%	(18)	0.0%	—	0.0%	—	0.0%

Net loss	$(1,847)	(3.1)%	$(3,128)	(5.3)%	$(3,404)	(2.7)%	$(2,910)	(2.2)%

Three Months Ended February 28, 2004 Compared to Three Months Ended March 1, 2003

Net Sales. Net sales decreased $0.9 million, or 1.5%, to $58.5 million for the three months ended February 28, 2004 from $59.4 million for the three months ended March 1, 2003. The decrease in net sales was the result of timing differences for college ring shipments and a decline in retail high school class ring sales.

The following details the changes in net sales during such periods by business segment.

Scholastic Products. Net sales decreased $0.7 million to $52.5 million for the three months ended February 28, 2004 from $53.2 million for the three months ended March 1, 2003. The decrease in net sales was the result of timing differences for college ring shipments and a decline in retail high school class ring sales, partially offset by increased on-campus high school ring shipments and timing differences in graduation products.

Recognition and Affinity Products. Net sales decreased $0.2 million to $6.0 million for the three months ended February 28, 2004 from $6.2 million for the three months ended March 1, 2003. The decrease was primarily the result of lower collateral sales from the ECI high school publication.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 63.2% for the three months ended February 28, 2004, a 3.5 percentage point increase from 59.7% for the three months ended March 1, 2003. The overall increase was the result of improvements in Taylor yearbooks margins. The improvements in yearbook margins were a result of continued efficiency gains in the pre-press and press areas due to the investments made in page production software and printing equipment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.5 million, or 1.5%, to $31.9 million for the three months ended February 28, 2004 from $31.4 million for the three months ended March 1, 2003. As a percentage of net sales, selling, general and administrative expenses increased 1.6 percentage points in the three months ended February 28, 2004, compared to the three months ended March 1, 2003. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $0.5 million to $23.6 million, or 40.3% of net sales, for the three months ended February 28, 2004 from $23.1 million, or 38.9% of net sales, for the three months ended March 1, 2003. The increase in selling and marketing expenses as a percentage of net sales was a result of the timing of expenses across all divisions. General and administrative expenses for the three months ended February 28, 2004 were $8.3 million, or 14.2% of net sales, as compared to $8.3 million, or 14.0% of net sales, for the three months ended March 1, 2003.

Operating Income (Loss). As a result of the foregoing, operating income was $5.1 million, or 8.7% of net sales, for the three months ended February 28, 2004, as compared with operating income of $4.0 million, or 6.8% of net sales, for the three months ended March 1, 2003. The scholastic products segment reported operating income of $5.0 million for the three months ended February 28, 2004, compared to operating income of $4.1 million for the three months ended March 1, 2003. The recognition and affinity products segment reported operating income of $0.1 million for the three months ended February 28, 2004, compared to an operating loss of $0.1 million for the three months ended March 1, 2003.

Interest Expense, Net. Net interest expense was $6.9 million for the three months ended February 28, 2004 and $7.2 million for the three months ended March 1, 2003. The average debt outstanding for the three months ended February 28, 2004 and the three months ended March 1, 2003 was $226 million and $236 million, respectively. The weighted average interest rate of debt outstanding for the three months ended February 28, 2004 and the three months ended March 1, 2003 was 12.1% and 12.4%, respectively.

Provision (Benefit) for Income Taxes. For the three months ended February 28, 2004 and March 1, 2003, the Company recorded an income tax provision of $0 and an income tax benefit of $18,000, respectively, which represents an effective tax rate of 0% for each period. For the three months February 28, 2004 and March 1, 2003, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. Although state taxes are expected for the year ended 2004, no benefit has been recorded for the three months ended February 28, 2004 due to the valuation allowance. For the three months ended March 1, 2003, the effective tax rate reflects the state tax expense expected for the year.

Net Loss. As a result of the foregoing, we reported a net loss of $1.8 million for the three months ended February 28, 2004 as compared to a net loss of $3.1 million for the three months ended March 1, 2003.

Six Months Ended February 28, 2004 Compared to Six Months Ended March 1, 2003

Net Sales. Net sales decreased $8.0 million, or 5.9%, to $126.4 million for the six months ended February 28, 2004 from $134.4 million for the six months ended March 1, 2003. This decrease in net sales was primarily due to lower sales volumes in recognition and affinity products.

The following details the changes in net sales during such periods by business segment.

Scholastic Products. Net sales decreased $1.3 million to $106.1 million for the six months ended February 28, 2004 from $107.4 million for the six months ended March 1, 2003. The decrease in net sales was the result of timing differences for college ring shipments and a decline in retail high school class ring sales, partially offset by increased on-campus high school ring shipments, price increases and an increase in yearbook and graduation product shipments.

Recognition and Affinity Products. Net sales decreased $6.7 million to $20.3 million for the six months ended February 28, 2004 from $27.0 million for the six months ended March 1, 2003. The decrease was primarily the result of a $2.8 million decrease in sales related to our not having published ECI teacher’s publication in the six months ended February 28, 2004, and lower overall sales volumes of ECI’s high school publications and collateral due to order timing coinciding with the beginning of the United States-Iraqi conflict. ECI teacher’s publication has historically been produced once every two years. Beginning August 2004, this publication will be published annually.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 59.2% for the six months ended February 28, 2004, a 2.2 percentage point increase from 57.0% for the six months ended March 1, 2003. The overall increase was the result of an increase in margins in all areas of the business. The major improvement was a result of Taylor yearbook efficiency gains in the pre-press and press areas due to the investments made in page production software and printing equipment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.6 million, or 1.0%, to $64.4 million for the six months ended February 28, 2004 from $65.0 million for the six months ended March 1, 2003. As a percentage of net sales, selling, general and administrative expenses increased 2.5 percentage points in the six months ended February 28, 2004, compared to the six months ended March 1, 2003. Selling and marketing expenses decreased $0.8 million to $47.2 million, or 37.4% of net sales, for the six months ended February 28, 2004 from $48.0 million, or 35.7% of net sales, for the six months ended March 1, 2003. The decrease in selling and marketing expenses is primarily the result of lower marketing expenses at ECI due to one less publication being sold in the six months ended February 28, 2004. General and administrative expenses for the six months ended February 28, 2004 were $17.1 million, or 13.5% of net sales, as compared to $17.0 million, or 12.6% of net sales, for the six months ended March 1, 2003. The increase in general and administrative expenses was primarily the result of an increase in the use of third-party professional services.

Operating Income. As a result of the foregoing, operating income was $10.5 million, or 8.3% of net sales, for the six months ended February 28, 2004 as compared with operating income of $11.6 million, or 8.6% of net sales, for the six months ended March 1, 2003. The scholastic products segment reported operating income of $5.8 million for the six months ended February 28, 2004, compared to operating income of $3.7 million for the six months ended March 1, 2003. The recognition and affinity products segment reported operating income of $4.7 million for the six months ended February 28, 2004, compared to operating income of $7.9 million for the six months ended March 1, 2003.

Interest Expense, Net. Net interest expense was $13.9 million for the six months ended February 28, 2004 and $14.5 million for the six months ended March 1, 2003. The average debt outstanding for the six months ended February 28, 2004 and the six months ended March 1, 2003 was $230 million and $245 million, respectively. The weighted average interest rate of debt outstanding for the six months ended February 28, 2004 and the six months ended March 1, 2003 was 11.9% and 11.7%, respectively.

Provision (Benefit) for Income Taxes. For the six months ended February 28, 2004 and March 1, 2003, the Company recorded an income tax provision of $0 for each period, which represents an effective tax rate of 0%. For the six months February 28, 2004 and March 1, 2003, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. Although state taxes are expected for the years ended 2004 and 2003, no benefit has been recorded for the six months ended February 28, 2004 and March 1, 2003 due to the valuation allowance.

Net Loss. As a result of the foregoing, we reported a net loss of $3.4 million for the six months ended February 28, 2004 as compared to a net loss of $2.9 million for the six months ended March 1, 2003.

Seasonality

Our scholastic product sales tend to be seasonal. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Sales of fine paper products are predominantly made during February through April for graduation in April and June. Yearbook sales are highest during the months of May through June, as yearbooks are typically shipped to schools prior to summer break. Our recognition and affinity product line sales are also seasonal. A majority of achievement publication orders ship in November and August of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day.

As a result of the foregoing, we have historically experienced operating losses during our fourth fiscal quarter, which includes the summer months when school is not in session thus reducing related shipments of products. In addition, our working capital requirements tend to exceed our operating cash flows from April through August.

Liquidity and Capital Resources

Operating Activities. Operating activities provided cash of $34.1 million for the six months ended February 28, 2004 as compared with $28.3 million for the six months ended March 1, 2003. The $5.8 million increase in cash provided by operating activities was primarily attributable to increases in customer deposits, partially offset by an increase in inventories and a decrease in prepaid expenses and other current assets.

Investing Activities. Capital expenditures for the six months ended February 28, 2004 and March 1, 2003 were $11.2 million and $7.0 million, respectively. Our projected capital expenditures for 2004 are expected to be approximately $17.0 million. The acquisition of CB Announcements was $5.0 million during the six months ended February 28, 2004.

Financing Activities. Net cash used in financing activities was $10.4 million for the six months ended February 28, 2004 and was $19.6 million for the six months ended March 1, 2003. For the six months ended February 28, 2004, cash was generated from operating activities and used to pay down $9.5 million of the revolver facility.

Capital Resources. As of August 30, 2003, we had $9.5 million outstanding under our existing senior secured credit facility. As of February 28, 2004, no amounts were outstanding under our existing senior secured credit facility.

Our liquidity needs relate primarily to debt service, working capital, capital expenditure and general corporate requirements. Historically, cash generated from operating activities and borrowing under our existing senior secured credit facility and prior credit facilities have been our principal sources of liquidity. Following consummation of the Merger, we expect that cash generated from operating activities and availability under our new senior secured credit facility will be our principal sources of liquidity. Based on upon current operations and our anticipated costs savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under our new senior secured credit facility, will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, that currently anticipated costs savings and operational improvements will be realized on schedule or that future borrowings will be available to us under our new senior secured credit facility in an amount sufficient to enable us to fund our liquidity needs.

Off Balance-Sheet Obligations

Gold Consignment Agreement. In fiscal 2000, we signed a gold consignment financing agreement with The Bank of Nova Scotia. Under this agreement, we have an ability to have on consignment gold with aggregate value less than or equal to the lowest of: (i) the dollar value of 27,000 troy ounces of gold, (ii) $10.1 million and (iii) a borrowing base, calculated based on a percentage of the value of gold held at our facilities and other approved locations, as specified by the agreement. Under the terms of this arrangement, we do not own the consigned gold nor do we have risk of loss related to such inventory until we pay The Bank of Nova Scotia for quantities purchased. Accordingly, we do not reflect the value of consigned gold in our inventory, nor do we reflect the corresponding liability for financial statement purposes. As of February 28, 2004 and August 30, 2003, the Company held approximately 17,170 ounces and 17,780 ounces, respectively, of gold valued at $6.9 million and $6.7 million, respectively, on consignment.

Contractual Obligations

     As of February 28, 2004, the due dates and amounts of our contractual obligations are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2004	2005	2006	2007	2008	Thereafter	Total
Senior secured credit
facility	—	—	—	—	—	—	—
Notes	—	—	—	217,351	—	—	217,351
Operating leases(a).	1,062	1,822	1,511	1,124	817	2,719	9,055
Capital leases	741	1,409	1,363	1,339	219	—	5,071

Total	$1,803	$3,231	$2,874	$219,814	$1,036	$2,719	$231,477

(a)	Some of our rental property leases contain options to renew the leased space for periods up to an additional ten years.

Recent Accounting Pronouncements

In May 2003, SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We adopted SFAS 150 beginning in September 2003. The adoption of this standard did not have a significant impact on our financial statements.

In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” In December 2003, the FASB revised FIN No. 46 to reflect decisions it made regarding a number of implementation issues. FIN No. 46, as revised, requires that the primary beneficiary of a variable interest entity (VIE) consolidate the entity even if the primary beneficiary does not have a majority voting interest. This Interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This Interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The Interpretation also establishes additional disclosures which are required regarding an enterprise’s involvement with a VIE when it is not the primary beneficiary. The requirements of this Interpretation are required to be applied to any VIE created after January 31, 2003. We adopted FIN 46 beginning in the first quarter of fiscal year 2004. The adoption of this standard did not have a significant impact on our financial statements.

In December 2003, the FASB amended SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendment revised employers’ disclosures about pension plans and other post retirement benefit plans to require additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. We will adopt the additional disclosure requirements in the third quarter of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have market risk exposure relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our senior secured credit facility and gold consignment agreement are variable rate arrangements. The interest rates are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. Other financial instruments subject to interest rate risk consist of long-term debt. As of February 28, 2004, these financial instruments represented a net liability of $6.9 million. Each quarter point change in interest rates would result in a $0.1 million change in annual interest expense on the senior secured credit facility, assuming the entire revolving loan were drawn.

Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single source supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The prices for these products are denominated in Euros. In order to hedge market risk, we have from time-to-time purchased forward currency contracts. During the six months ended February 28, 2004, we did not purchase any Euro forward contracts and did not have any such contracts outstanding.

Gold. We purchase all of our gold from The Bank of Nova Scotia through our existing gold consignment agreement described above. We consign the majority of our gold and pay for gold as our products are shipped to customers and as required by the terms of our gold consignment agreement. As of February 28, 2004, we had hedged most of our gold requirements for fiscal 2004 through the purchase of gold options.

Paper. We purchase our paper from multiple suppliers at market prices. We purchase paper on an annual commitment basis so that we are able to estimate yearbook costs with greater certainty.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure control and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of April 12, 2004, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On February 11, 2004, Frederick Goldman, Inc. (the “Licensee”) filed an arbitration claim against CBI alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the Licensee to a non-exclusive license. In addition, on February 10, 2004, the Licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting third parties rights in violation of the Licensee’s exclusive rights under the license agreement. The district court claim seeks injunctive and monetary relief. No discovery has been conducted to date, therefore, at this time, it is not possible to predict with certainty the outcome of these unresolved legal matters or the range of possible loss or recovery. However, the Company intends to defend itself vigorously in these proceedings.

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

(b) Reports on Form 8-K

A Form 8-K dated January 27, 2004 for Item 5. Other Events and Required FD Disclosure, with a copy of the press release dated January 27, 2004 attached (announcing Castle Harlan signs agreement to sell American Achievement).

A Form 8-K dated March 1, 2004 for Item 5. Other Events and Item 9. Required FD Disclosure, with a copy of the press release dated March 1, 2004 attached (announcing American Achievement Corporation’s proposed offering under Rule 144A and Regulation S of $150 million principal amount of senior subordinated notes due 2012).

A Form 8-K dated March 4, 2004 for Item 9. Regulation FD Disclosure with pro forma financial information (in connection with the proposed offering under Rule 144A and Regulation S of $150 million principal amount of senior subordinated notes).

AMERICAN ACHIEVEMENT CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2004

AMERICAN ACHIEVEMENT CORPORATION
By:	/s/ DAVID G. FIORE
David G. Fiore
CHIEF EXECUTIVE OFFICER

By:	/s/ SHERICE P. BENCH
Sherice P. Bench
CHIEF FINANCIAL OFFICER