Form 10-Q
period 2004-05-29
AMERICAN ACHIEVEMENT CORP
filed 2004-07-13
CIK 1168468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 29, 2004

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

100 SHARES OF COMMON STOCK
(Number of shares outstanding as of May 29, 2004)

AMERICAN ACHIEVEMENT CORPORATION
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2004
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
Condensed Consolidated Balance Sheets— As of May 29, 2004 (Successor) and August 30, 2003 (Predecessor) (unaudited)	3
Condensed Consolidated Statements of Operations— For the Period March 26, 2004 to May 29, 2004 (Successor) and the Period February 29, 2004 to March 25, 2004 (Predecessor) and the Three Months Ended May 31, 2003 (Predecessor) (unaudited)	4
Condensed Consolidated Statements of Operations— For the Period March 26, 2004 to May 29, 2004 (Successor) and The Period August 31, 2003 to March 25, 2004 (Predecessor) and the Nine Months Ended May 31, 2003 (Predecessor) (unaudited)	5
Condensed Consolidated Statements of Cash Flows— For the Period March 26, 2004 to May 29, 2004 (Successor) and the Period August 31, 2003 to March 25, 2004 (Predecessor) and the Nine Months Ended May 31, 2003 (Predecessor) (unaudited)	6
Condensed Consolidated Statements of Stockholders’ Equity— For the Period March 26, 2004 to May 29, 2004 (Successor) and the Period August 31, 2003 to March 25, 2004 (Predecessor) (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8-21
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 6. Exhibits and Reports on Form 8-K	33
SIGNATURES	35
Agreement and Plan of Merger
Indenture
Third Supplemental Indenture
Exchange and Registration Rights Agreement
Credit and Guaranty Agreement
Pledge and Security Agreement
Intercreditor Agreement
First Amended and Restated Letter Agreement
Addition of Approved Inventory Locations
Management Advisory Agreement
CEO Certification Pursuant to Section 302
CFO Certification Pursuant to Section 302
CEO Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906

AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	(Successor)	(Predecessor)
	May 29,	August 30,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,091	$1,735
Accounts receivable, net of allowance for doubtful accounts of $4,186 and $3,242, respectively	72,443	44,193
Inventories, net	24,384	23,310
Prepaid expenses and other current assets, net	19,636	30,317

Total current assets	118,554	99,555
Property, plant and equipment, net of accumulated depreciation of $2,109 and $46,315, respectively	77,619	65,307
Goodwill and other intangible assets, net	348,567	222,273
Other assets	3,807	8,366

Total assets	$548,547	$395,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$5,281	$4,877
Accounts payable	7,197	6,564
Customer deposits	34,177	21,393
Accrued expenses	39,660	26,856
Deferred revenue	309	5,123
Accrued interest	4,279	4,231
Current portion of long-term debt	1,550	—

Total current liabilities	92,453	69,044
Long-term debt, net of current portion	311,892	226,710
Deferred income taxes	12,043	6,378
Other long-term liabilities	17,668	3,476

Total liabilities	434,056	305,608
Redeemable minority interest in subsidiary	—	18,050
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,200,000 shares authorized, 1,007,366 shares issued and outstanding; liquidation preference of $100,737 at August 30, 2003	—	10
Common stock, $.01 par value, 1,250,000 shares authorized, 1,015,426 and 809,775 shares issued and outstanding, respectively	10	8
Additional paid-in capital	102,036	95,350
Accumulated earnings (deficit)	12,445	(18,375)
Accumulated other comprehensive loss	—	(5,150)

Total stockholders’ equity	114,491	71,843

Total liabilities and stockholders’ equity	$548,547	$395,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	(Successor)	(Predecessor)	(Predecessor)
			For the three
	For the period	For the period	months ended
	March 26, 2004 -	February 29, 2004 -
	May 29,	March 25,	May 31,
	2004	2004	2003
Net sales	$114,621	$20,275	$126,237
Cost of sales	55,088	8,275	55,382

Gross profit	59,533	12,000	70,855
Selling, general and administrative expenses	34,559	10,622	40,278

Operating income	24,974	1,378	30,577
Interest expense	4,572	2,557	7,274

Income (loss) before income taxes	20,402	(1,179)	23,303
Provision for income taxes	7,957	—	1,165

Net income (loss)	12,445	(1,179)	22,138

Preferred dividends	—	(100)	(300)

Net income (loss) applicable to common stockholders	$12,445	$(1,279)	$21,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	(Successor)	(Predecessor)	(Predecessor)
			For the nine
	For the period	For the period	months ended
	March 26, 2004 -	August 31, 2003 -
	May 29,	March 25,	May 31,
	2004	2004	2003
Net sales	$114,621	$146,721	$260,679
Cost of sales	55,088	59,857	113,154

Gross profit	59,533	86,864	147,525
Selling, general and administrative expenses	34,559	74,992	105,315

Operating income	24,974	11,872	42,210
Interest expense	4,572	16,455	21,817

Income (loss) before income taxes	20,402	(4,583)	20,393
Provision for income taxes	7,957	—	1,165

Net income (loss)	12,445	(4,583)	19,228

Preferred dividends	—	(700)	(900)

Net income (loss) applicable to common stockholders	$12,445	$(5,283)	$18,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

			(Predecessor)
	(Successor)	(Predecessor)	For the nine months
	For the period	For the period	ended
	March 26, 2004 -	August 31, 2003 -
	May 29,	March 25,	May 31,
	2004	2004	2003
Cash flows from operating activities:
Net income (loss)	$12,445	$(4,583)	$19,228
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,087	8,530	10,637
Amortization of debt discount and deferred financing fees	251	1,197	1,545
Provision for doubtful accounts	1,088	(144)	1,601
Changes in assets and liabilities:
Accounts receivable	(31,952)	2,758	(27,146)
Inventories, net	24,905	(18,963)	1,168
Prepaid expenses and other current assets, net	497	2,573	7,072
Other assets	421	(959)	(821)
Customer deposits	(29,979)	42,763	5,604
Deferred revenue	(2,579)	(2,235)	(5,685)
Accounts payable, accrued expenses, and other long-term liabilities	11,870	9,290	16,487

Net cash provided by (used in) operating activities	(8,946)	40,227	29,690

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,428)	(12,793)	(8,840)
Acquisitions of businesses, net of cash acquired	—	(109,406)	—

Net cash used in investing activities	(1,428)	(122,199)	(8,840)

Cash flows from financing activities:
Payments on revolver, net	—	(9,500)	(19,176)
Proceeds of common stock issuance	—	102,046	—
Proceeds from term loan	—	155,000	—
Proceeds from 8.25% senior subordinated notes	—	150,000	—
Proceeds from credit facility revolver	400	2,000	—
Redemption of common and preferred stock	—	(95,368)	—
Redemption of 11% senior subordinated notes	—	(41,355)	—
Redemption of 11 5/8% senior unsecured notes	—	(170,925)	—
Change in bank overdraft	2,800	(2,396)	41

Net cash provided by (used in) financing activities	3,200	89,502	(19,135)

Net increase (decrease) in cash and cash equivalents	(7,174)	7,530	1,715
Cash and cash equivalents, beginning of period	9,265	1,735	1,562

Cash and cash equivalents, end of period	$2,091	$9,265	$3,277

Supplemental disclosure
Cash paid during the period for:
Interest	$—	$18,873	$13,628

Income taxes	$20	$178	$349

Supplemental Disclosure of noncash financing activities
Accrued preferred stock dividends	$—	$700	$900

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION

Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	income (loss)	earnings (deficit)	Total
Balance, August 31, 2003 (Predecessor)	1,007,366	$10	809,775	$8	$95,350	$(5,150)	$(18,375)	$71,843
Comprehensive loss
Net loss	—	—	—	—	—	—	(4,583)	(4,583)
Adjustment to minimum pension liability	—	—	—	—	—	40	—	40

Total comprehensive loss	—	—	—	—	—	40	(4,583)	(4,543)
Accrued dividends on minority interest in CBI	—	—	—	—	—	—	(700)	(700)
Repurchase of common and preferred stock	(1,007,366)	(10)	(809,775)	(8)	(95,350)	—	—	(95,368)
Issuance of stock			1,015,426	10	102,036	—	—	102,046
Effect of purchase accounting	—	—	—	—	—	5,110	23,658	28,768

Balance, March 25, 2004	—	$—	1,015,426	$10	$102,036	$—	$—	$102,046
Net income	—	—	—	—	—	—	12,445	12,445

Balance, May 29, 2004 (Successor)	—	$—	1,015,426	$10	$102,036	$—	$12,445	$114,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements
(Dollars in tables in thousands)
(unaudited)

1.	Summary of Significant Accounting Policies

Consolidation

     The condensed consolidated financial statements include the accounts of American Achievement Corporation (the “Company”) and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The 8 ¼% Senior Subordinated Notes Due 2012 (the “Senior Sub Notes”) are guaranteed by certain direct and indirect domestic subsidiaries of the Company. The guarantees by the guarantor subsidiaries are full, unconditional, and joint and several. American Achievement Corporation is a holding company with no independent assets or operations other than its investment in its subsidiaries.

     The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the nine months ended May 29, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2004.

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

Stock-Based Compensation

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123.” The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148.

     Had compensation expense for the employee stock plans been determined based on the fair value at the grant date for options granted consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net income (loss) would have been reported as follows:

	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
	For the period	For the period	For the three	For the period	For the period	For the nine
	March 26, 2004 -	February 29, 2004 -	months ended May	March 26, 2004 -	August 31, 2003 -	months
	May 29, 2004	March 25, 2004	31, 2003	May 29, 2004	March 25, 2004	ended May 31, 2003
Net income (loss)	$12,445	$(1,179)	$22,138	$12,445	$(4,583)	$19,228
Less: stock-based compensation expense, net of related taxes	—	3	4	—	11	12

Net income (loss) — pro forma	$12,445	$(1,182)	$22,134	$12,445	$(4,594)	$19,216

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in tables in thousands)
(unaudited)

     The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the fiscal year ended 2003:

	2003
Risk-free interest rate		3.93%
Expected life	10	years
Volatility		25%
Dividend yield		—

     No options were granted during the nine months ended May 29, 2004.

2.	Merger

     On December 24, 2003, the Company entered into a merger agreement with AAC Acquisition Corp. (“Acquisition”) and AAC Holding Corp. (“Holdings”), each Delaware corporations formed by Fenway Partners Capital Fund II, L.P. (“Fenway Partners”) for the sole purpose of effecting a merger. On March 25, 2004, as contemplated by the merger agreement, Acquisition was merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Holdings (the “Merger”). Upon consummation of the Merger, substantially all of the equity interests in Holdings were indirectly held by an investor group led by Fenway Partners.

     The Merger was financed by a cash equity investment in Holdings by an investor group led by Fenway Partners of $102.0 million, the borrowing by the Company of $155.0 million under a seven-year term loan and $2.0 million under a six-year revolving loan, each under the Company’s new senior secured credit facility, the issuance by the Company of $150.0 million aggregate principal amount of its 8.25% senior subordinated notes due 2012, and the untendered Senior Unsecured Notes of $6.0 million. Proceeds of these financing arrangements were used to redeem the outstanding Series A Preferred Stock, refinance the Company’s existing indebtedness, including the redemption of the outstanding Senior Notes of $41.4 million and completion of a debt tender offer to acquire all of the existing Senior Unsecured Notes, and pay transaction costs and expenses. Pursuant to the debt tender offer, the Company retired $170.9 million of outstanding Senior Unsecured Notes for an aggregate $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. In addition, as part of the Merger, the Company terminated its existing Senior Secured Credit Facility and terminated its management contract with its previous owners. The Company also entered into an amendment of its existing gold consignment agreement and entered into a new management agreement with an affiliate of Fenway Partners.

     Beginning on March 25, 2004, the Company accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” which results in a new valuation for the assets and liabilities of the Company based upon the fair values as of the date of the Merger. As allowed under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” the Company has reflected all applicable purchase accounting adjustments in the consolidated financial statements for all SEC filings covering periods subsequent to the Merger. As required, the Company has established a new basis for assets and liabilities based on the amount paid for ownership at March 25, 2004. Accordingly, the purchase price of $419.2 million was allocated to the assets and liabilities based on their relative fair values and $102.0 million was reflected in stockholders’ equity as the value of Fenway Partners’ ownership upon completion of the Merger. Immediately prior to the Merger, the Company’s stockholders’ equity was approximately $66.6 million.

The Company has estimated the fair value of its assets and liabilities, including intangible assets and property, plant and equipment, as of the Merger date and utilizing information available at the time the unaudited consolidated financial statements were prepared, including outside third party appraisals. These estimates are subject to refinement until all pertinent information is finalized.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in tables in thousands)
(unaudited)

     The purchase price of the Company was as follows:

Purchase price	$419,200

Assets acquired	422,456
Liabilities assumed	(125,731)

Net assets acquired	296,725
Excess purchase price over net assets acquired	$122,475

As of March 25, 2004, the Company has preliminarily allocated the excess purchase price over the book value of net assets acquired in the Merger as follows:

Inventories, net	$6,412
Property, plant and equipment	7,556
Goodwill	15,311
Intangible assets	105,885
Other assets	(1,233)
Accrued expenses	(1,733)
Long-term debt	7,075
Deferred income taxes	(12,043)
Other long-term liabilities	(4,755)

Total purchase price allocation	$122,475

     As a result of the Merger, the Company has reflected pre-Merger periods from February 29, 2004 to March 25, 2004 (“Predecessor”) and from August 31, 2003 to March 25, 2004 (“Predecessor”) and a post-Merger period from March 26, 2004 to May 29, 2004 (“Successor”) in its condensed consolidated financial statements for fiscal 2004.

     During the period from March 26, 2004 to May 29, 2004, the Company recognized in its consolidated statements of operations approximately $5.4 million of excess purchase price allocated to inventory as cost of sales and approximately $1.7 million of additional amortization expense of intangible assets as selling, general and administrative expenses, all as compared to its historical basis of accounting prior to the Merger.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in tables in thousands)
(unaudited)

3.	Goodwill and Other Intangible Assets

     The increase in goodwill and other intangible assets is predominantly attributable to the effect of purchase accounting in connection with the Merger as discussed in Note 2.

     Goodwill and other intangible assets consists of the following:

	Gross	Accumulated	Net
	Asset	Amortization	Asset
At May 29, 2004 (Successor)
Goodwill	$181,754	$—	$181,754
Trademarks	50,095	—	50,095
Deferred financing costs and other	11,112	(249)	10,863
Patents	7,317	(74)	7,243
Customer lists and distribution contracts	100,516	(1,904)	98,612

Total intangible assets subject to amortization	$350,794	$(2,227)	$348,567

At August 30, 2003 (Predecessor)
Goodwill	$178,699	$(16,640)	$162,059
Trademarks	47,340	(5,485)	41,855
Deferred financing costs and other	10,344	(3,286)	7,058
Customer lists and distribution contracts	16,072	(4,771)	11,301

Total intangible assets subject to amortization	$252,455	$(30,182)	$222,273

     Total amortization on other intangible assets was $2,227,000 for the period March 26, 2004 to May 29, 2004 and $2,156,000 for the period August 31, 2003 to March 25, 2004, for a combined amount of $4,383,000 for the nine months ended May 29, 2004 and $2,507,000 for the nine months ended May 31, 2003, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Deferred financing costs are being amortized over the term of the related debt with a weighted average life of approximately 7.5 years, patents have a weighted average useful life of approximately 16.5 years, and customer lists and distribution contracts have a weighted average useful life of approximately 8.8 years. Estimated annual amortization expense for fiscal years ended 2005 through 2009 is approximately $13.4 million each year.

4.	Comprehensive Income (Loss)

     Unrecognized losses on accrued minimum pension liabilities are included in other comprehensive income (loss). The following amounts were included in determining the Company’s comprehensive income (loss):

	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)
	For the period	For the period	For the three	For the period	For the period	(Predecessor)
	March 26, 2004 -	February 29, 2004 -	months ended May	March 26, 2004 -	August 31, 2003 -	For the nine months
	May 29, 2004	March 25, 2004	31, 2003	May 29, 2004	March 25, 2004	ended May 31, 2003
Net income (loss)	$12,445	$(1,179)	$22,138	$12,445	$(4,583)	$19,228
Adjustment in minimum pension liability	—	6	16	—	40	50

Total comprehensive income (loss)	$12,445	$(1,185)	$22,154	$12,445	$(4,623)	$19,278

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in tables in thousands)
(unaudited)

5.	Inventories, Net

     A summary of inventories, net is as follows:

	(Successor)	(Predecessor)
	May 29, 2004	August 30, 2003
Raw materials	$9,246	$7,876
Work in process	9,453	8,043
Finished goods	6,673	7,632
Less — Reserves	(988)	(241)

	$24,384	$23,310

     Cost of sales includes depreciation and amortization of $1,510,000 for the period from March 26, 2004 to May 29, 2004 and $721,000 for the period from February 29, 2004 to March 25, 2004, for a combined amount of $2,231,000 for the three months ended May 29, 2004 and $2,037,000 for the three months ended May 31, 2003. Cost of sales includes depreciation and amortization of $1,510,000 for the period March 26, 2004 to May 29, 2004 and $5,062,000 for the period August 31, 2003 to March 25, 2004, for a combined amount of $6,572,000 for the nine months ended May 29, 2004 and $6,828,000 for the nine months ended May 31, 2003.

     Cost of sales for the period from March 26, 2004 to May 29, 2004 includes $5.4 million of excess purchase price that was allocated to inventory as of the Merger. Inventories as of May 29, 2004 includes $1.0 million of excess purchase price over acquired book value.

6.	Prepaid Expenses and Other Current Assets, Net

     Prepaid expenses and other current assets, net on the balance sheet, include reserves on sales representative advances of $3,126,000 and $2,516,000 at May 29, 2004 and August 30, 2003, respectively.

7.	Long-term Debt

     Long-term debt consists of the following:

	(Successor)	(Predecessor)
	May 29, 2004	August 30, 2003
8 ¼% Senior subordinated notes due 2012	$150,000	$—
11 5/8% Senior unsecured notes due 2007 (net of unamortized discount of $33 and $1,145)	6,042	175,855
11% Senior subordinated notes due 2007	—	41,355
Senior secured credit facility
Revolving credit facility due 2010	2,400	—
Term loan due 2011	155,000	—
Former senior secured credit facility	—	9,500

Total	313,442	226,710
Less current portion of long-term debt	(1,550)	—

Total long-term debt	$311,892	$226,710

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in tables in thousands)
(unaudited)

8	¼% Senior Subordinated Notes

     On March 25, 2004, the Company issued $150 million of senior subordinated notes (the “Senior Sub Notes”) due in 2012. The Senior Sub Notes bear interest at a stated rate of 8 ¼%. The Senior Sub Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness, including obligations under the Company’s Senior Secured Credit Facility (as defined below), pari passu in right of payment with any of the Company’s future senior subordinated indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The Senior Sub Notes are guaranteed by certain of the Company’s existing domestic subsidiaries, and will be guaranteed by certain of the Company’s future domestic subsidiaries. The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the applicable guarantor, pari passu in right of payment with any future future senior subordinated debt of such guarantor and senior in right of payment to any future subordinated indebtedness of such guarantor.

     The Company may not redeem the Senior Sub Notes until on or after April 1, 2008, except that the Company, in connection with certain equity offerings, may redeem up to 35 percent of the Senior Sub Notes before the third anniversary of the issue date of the Senior Sub Notes as long as (a) the Company pays a specified percentage of the principal amount of the Senior Sub Notes, plus interest, (b) the Company redeems the Senior Sub Notes within 90 days of completing a public equity offering and (c) at least 65 percent of the aggregate principal amount of the Senior Sub Notes originally issued remains outstanding afterward.

     If a change in control as defined in the indenture relating to the Senior Sub Notes (the “AAC Indenture”) occurs, the Company must give the holders of the Senior Sub Notes the opportunity to sell their Senior Sub Notes to the Company at 101 percent of the principal amount of the Senior Sub Notes, plus accrued interest.

     The Senior Sub Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the AAC Indenture). In addition, the Senior Sub Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the AAC Indenture). The Company was in compliance with the Senior Sub Notes covenants as of May 29, 2004.

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

     On March 25, 2004, as discussed in Note 2, pursuant to the debt tender offer for the Unsecured Notes, the Company retired $170.9 million of outstanding Unsecured Notes for an aggregate $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. The remaining $6.0 million of Unsecured Notes outstanding will be redeemable by the Company on or after January 1, 2005 at its option at 105.813% of the principal amount thereof (plus accrued and unpaid interest). The Company was in compliance with the remaining covenants in the Unsecured Notes as of May 29, 2004.

11% Senior Subordinated Notes

     Commemorative Brands, Inc.’s (“CBI”) 11% senior subordinated notes (the “Subordinated Notes”) mature on January 15, 2007. The Subordinated Notes are redeemable at the option of CBI in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5 percent of the principal amount thereof if redeemed during 2002 and declining to 100 percent of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages as defined in the indenture relating to the Subordinated Notes, as amended (the “CBI Indenture”), if any, thereon to the date of redemption.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in tables in thousands)
(unaudited)

     On March 25, 2004, as discussed in Note 2, the Company redeemed all of the outstanding Subordinated Notes for an aggregate of $42.1 million.

New Senior Secured Credit Facility

     In conjunction with the consummation of the Merger, on March 25, 2004, the Company entered into a $150 million term loan (the “Term Loan”) and an up to $40 million senior revolving credit facility (the “Senior Revolving Credit Facility”) with various financial institutions. The Term Loan and Revolving Credit Facility are secured by a first priority security interest in all existing and after-acquired assets of the Company, Holdings and certain of the Company’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by the Company, Holdings, and certain of the Company’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). All of the Company’s obligations under the Term Loan and Revolving Credit Facility are fully and unconditionally guaranteed by Holdings and certain of the Company’s direct and indirect domestic subsidiaries.

     The Term Loan is due in March 2011. Quarterly payments of $388,000 are made through 2011. The Term Loan has an interest rate based on the prime rate, plus points based on a calculated leverage ratio.

     The Senior Revolving Credit Facility matures in March 2010. Availability under the Senior Revolving Credit Facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement under the Senior Secured Credit Facility (the “Credit Agreement”). Availability under the Senior Revolving Credit Facility as of May 29, 2004 was approximately $35.7 million with $2.4 million borrowings and $1.9 million in letters of credit outstanding.

     Advances under the Senior Revolving Credit Facility may be made as base rate loans or LIBOR loans at the Company’s election (except for the initial loans which were base rate loans). Interest rates payable upon advances are based upon the base rate or LIBOR depending on the type of loan the Company chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the Credit Agreement).

Former Senior Secured Credit Facility

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

     On March 25, 2004, as discussed in Note 2, the Company terminated its existing Senior Secured Credit Facility.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in tables in thousands)
(unaudited)

     The Company’s long-term debt outstanding as of May 29, 2004 matures as follows:

Fiscal year ending	Amount maturing
2004	$388
2005	1,550
2006	1,550
2007	7,592
2008	1,550
Thereafter	300,812

Total	313,442
Less current portion of long-term debt	(1,550)

$311,892

     The weighted average interest rate on debt outstanding as of May 29, 2004 and August 30, 2003 was 7.4% and 12.3%, respectively.

     The Company’s management believes the carrying amount of long-term debt approximates fair value as of May 29, 2004 and August 30, 2003, based upon current rates offered for debt with the same or similar debt terms.

8.	Commitments and Contingencies

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

Fiscal Year Ending	Operating Expense	Capital
2004 (remainder)	$647	$361
2005	2,204	1,387
2006	1,835	1,348
2007	1,322	1,332
2008	817	174
Thereafter	2,719	—
Interest	—	(345)

	$9,544	$4,257

     Some of the Company’s rental property leases contain options to renew the leased space for periods up to an additional ten years.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in tables in thousands)
(unaudited)

Employment Contracts

     The Company has employment agreements with its executive officers, the terms of which expire at various times through August 2005. Unless terminated, one executive officer’s employment agreement adds one day to the term for each day that passes, and accordingly, there are always two years remaining on the term. The remaining executive officers’ terms will be automatically extended for an additional one year term. Such agreements, which have been revised from time-to-time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses for a certain executive that are payable if specific management goals are attained. The aggregate commitment for future salaries as of May 29, 2004, excluding bonuses, was approximately $2.5 million.

Pending Litigation

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

     The Company is not a party to any other pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company’s results of operations or financial position.

Gold Consignment Agreement

     Under the Company’s gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facilities and other approved locations, as specified by the agreement. The Company expensed consignment fees of $69,000 for the period from February 29, 2004 to March 25, 2004 and $26,000 for the period from March 26, 2004 to May 29, 2004, for a combined amount of $95,000 for the three months ended May 29, 2004 and $90,000 for the three months ended May 31, 2003. The Company expensed consignment fees of $180,000 for the period from August 31, 2003 to March 25, 2004 and $69,000 for the period from March 26, 2004 to May 29, 2004, for a combined amount of $249,000 for the nine months ended May 29, 2004 and $232,000 for the nine months ended May 31, 2003. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of May 29, 2004 and August 30, 2003, the Company held approximately 16,730 ounces and 17,780 ounces, respectively, of gold valued at $6.6 million and $6.7 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 days written notice.

9.	Income Taxes

     Due to the impact of purchase accounting on deferred taxes as a result of the Merger, the Company has recognized a net deferred tax liability. Therefore, an effective rate has of 39% has been applied to the period March 26, 2004 through May 29, 2004 to represent estimated federal and state income taxes.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in tables in thousands)
(unaudited)

10.	Stockholders’ Equity

     Prior to the consummation of the Merger, in the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock were entitled to receive payment of the liquidation value of $100 per share plus any accrued and unpaid dividends prior to the payment of any distributions to the holders of the Common Stock of the Company. The liquidation preference of the Series A Preferred Stock totaled approximately $100,737 at August 30, 2003.

     During the nine-month period ended May 31, 2003, the Company granted 28,500 options to employees. These options have an exercise price of $6.02 per share and, accordingly, the Company did not record any related compensation expense based upon the estimated fair value of the stock on the date of grant. A portion of the options, 10,000, vested on the grant date, with the remaining options vesting ratably over a four year period.

     Pursuant to an employment agreement entered into between the Company and its chief executive officer in July 1999, as amended on February 1, 2002, if the Company achieves certain EBITDA targets as defined by the agreement at any point from 2002 through 2004, the chief executive is entitled to receive up to a total of $1 million in face value of the Company’s Series A Preferred Stock. In addition, the plan provided for the immediate issuance of an option to purchase 12,500 shares of the Company’s common stock, and pursuant to this plan, an option to purchase 12,500 shares was granted in fiscal 2002. The executive is also entitled to receive discretionary bonuses as directed by the Board of Directors up to $300,000 annually, of which $225,000 is accrued as of May 29, 2004.

     On March 25, 2004, as part of the Merger discussed in Note 2, the Company’s parent company issued substantially all of its outstanding equity interests to an investor group led by Fenway Partners for $102.0 million. All previously issued shares of preferred stock or common stock of the Company, and all warrants, options and other rights to acquire preferred stock or common stock of the Company (including the right and option in the employment agreement described above) were redeemed, cancelled or exchanged as part of the Merger discussed in Note 2.

11.	Postretirement Pension and Medical Benefits

     CBI provides certain healthcare and life insurance benefits for former employees of the L.G. Balfour Company who retired prior to December 31, 1990. Certain hourly employees of Taylor are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI and TPC Plans are based primarily on the employees’ years of service and compensation near retirement. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.

     The net periodic postretirement benefit cost, include the following components:

	(Successor)		(Predecessor)		(Predecessor)
	For the period March 26, 2004 -		For the period February 29,		For the three months ended May
	May 29, 2004		2004 - March 25, 2004		31, 2003
		CBI		CBI		CBI
	Taylor	post-	Taylor	post-	Taylor	post-
	pension	retirement	pension	retirement	pension	retirement
Service costs, benefits attributed to Service during the period	$14	$—	$7	$—	$99	$—
Interest cost	139	44	70	22	195	71
Expected return on assets	(140)	—	(70)	—	(204)	—
Amortization of unrecognized net loss (gain)	36	9	18	4	17	8
Amortization of unrecognized net prior service costs	—	16	—	8	—	73

Net periodic postretirement benefit cost (income)	$49	$69	$25	$34	$107	$152

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in tables in thousands)
(unaudited)

	(Successor)		(Predecessor)		(Predecessor)
	For the period March 26, 2004 -		For the period August 30, 2003		For the nine months ended May
	May 29, 2004		- March 25, 2004		31, 2003
		CBI		CBI		CBI
	Taylor	post-	Taylor	post-	Taylor	post-
	pension	retirement	pension	retirement	pension	retirement
Service costs, benefits attributed to Service during the period	$14	$—	$50	$—	$298	$—
Interest cost	139	44	488	170	586	212
Expected return on assets	(140)	—	(490)	—	(611)	—
Amortization of unrecognized net loss (gain)	36	9	126	83	51	25
Amortization of unrecognized net prior service costs	—	16	—	154	—	218

Net periodic postretirement benefit cost (income)	$49	$69	$174	$407	$324	$455

12.	Related-Party Transactions

     Amounts paid under a management agreement with Castle Harlan, Inc. totaled $0 for the period from March 26, 2004 to May 29, 2004 and $750,000 for the period February 29, 2004 to March 25, 2004, for a combined amount of $750,000 for the three months ended May 29, 2004 and $1,500,000 for the three months ended May 31, 2003. Amounts paid under the management agreement totaled $0 for the period from March 26, 2004 to May 29, 2004 and $2,250,000 for the period August 30, 2003 to March 25, 2004, for a combined amount of $2,250,000 for the nine months ended May 29, 2004 and $2,250,000 for the nine months ended May 31, 2003. As of May 29, 2004 and August 30, 2003, the Company had accrued management fees of approximately $750,000, respectively.

     On March 25, 2004 upon consummation of the Merger, the Company entered into a new management agreement with an affiliate of Fenway Partners pursuant to which the Company, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid under the new management agreement totaled $0 for the period March 26, 2004 to May 29, 2004.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in tables in thousands)
(unaudited)

13.	Business Segments

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

				(Predecessor)
Three Months	(Successor)			For the period February 29, 2004 - March
Ended May 29, 2004	For the period March 26, 2004 - May 29, 2004			25, 2004
		Recognition			Recognition
	Scholastic	and Affinity	Total	Scholastic	and Affinity	Total
Net sales	$108,510	$6,111	$114,621	$19,119	$1,156	$20,275
Interest expense, net	4,115	457	4,572	2,301	256	2,557
Depreciation and amortization	3,678	409	4,087	1,035	115	1,150
Segment operating income	24,458	516	24,974	2,445	(1,067)	1,378
Capital expenditures	1,122	306	1,428	1,449	110	1,559
Trademarks	30,695	19,400	50,095	30,695	19,400	50,095
Goodwill	163,579	18,175	181,754	163,533	18,170	181,703
Other intangible assets, net	102,941	13,777	116,718	93,842	25,103	118,945
Segment assets	459,080	89,467	548,547	494,825	58,764	553,589

[Additional columns below]

[Continued from above table, first column(s) repeated]

Three Months	Combined
Ended May 29, 2004	Three Months Ended May 29, 2004
		Recognition
	Scholastic	and Affinity	Total
Net sales	$127,629	$7,267	$134,896
Interest expense, net	6,416	713	7,129
Depreciation and amortization	4,713	524	5,237
Segment operating income	26,903	(551)	26,352
Capital expenditures	2,571	416	2,987
Trademarks	30,695	19,400	50,095
Goodwill	163,579	18,175	181,754
Other intangible assets, net	102,941	13,777	116,718
Segment assets	459,080	89,467	548,547

Three Months Ended May 31,	(Predecessor)
2003	Three Months Ended May 31, 2003
Net sales	$120,203	$6,034	$126,237
Interest expense, net	6,547	727	7,274
Depreciation and amortization	3,001	334	3,335
Segment operating income	29,033	1,544	30,577
Capital expenditures	1,647	187	1,834
Trademarks	24,708	17,147	41,855
Goodwill	115,074	46,985	162,059
Other intangible assets, net	16,918	2,297	19,215
Segment assets	326,850	91,497	418,347

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in tables in thousands)
(unaudited)

	(Successor)			(Predecessor)
	For the period March 26, 2004 - May 29,			For the period August 31, 2003 - March
	2004			25, 2004
Nine Months Ended		Recognition			Recognition
May 29, 2004	Scholastic	and Affinity	Total	Scholastic	and Affinity	Total
Net sales	$108,510	$6,111	$114,621	$125,215	$21,506	$146,721
Interest expense, net	4,115	457	4,572	14,810	1,645	16,455
Depreciation and amortization	3,678	409	4,087	7,677	853	8,530
Segment operating income	24,458	516	24,974	8,193	3,679	11,872
Capital expenditures	1,122	306	1,428	10,858	1,935	12,793
Trademarks	30,695	19,400	50,095	30,695	19,400	50,095
Goodwill	163,579	18,175	181,754	163,533	18,170	181,703
Other intangible assets, net	102,941	13,777	116,718	93,842	25,103	118,945
Segment assets	459,080	89,467	548,547	494,825	58,764	553,589

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Combined
	Nine Months Ended May 29, 2004
Nine Months Ended		Recognition
May 29, 2004	Scholastic	and Affinity	Total
Net sales	$233,725	$27,617	$261,342
Interest expense, net	18,925	2,102	21,027
Depreciation and amortization	11,355	1,262	12,617
Segment operating income	32,651	4,195	36,846
Capital expenditures	11,980	2,241	14,221
Trademarks	30,695	19,400	50,095
Goodwill	163,579	18,175	181,754
Other intangible assets, net	102,941	13,777	116,718
Segment assets	459,080	89,467	548,547

Nine Months Ended May 31, 2003	(Predecessor) Nine Months Ended May 31, 2003
Net sales	$227,601	$33,078	$260,679
Interest expense, net	19,636	2,181	21,817
Depreciation and amortization	9,573	1,064	10,637
Segment operating income	32,716	9,494	42,210
Capital expenditures	7,936	904	8,840
Trademarks	24,708	17,147	41,855
Goodwill	115,074	46,985	162,059
Other intangible assets, net	16,918	2,297	19,215
Segment assets	326,850	91,497	418,347

     The Company’s reportable segments are strategic business units that offer products to different consumer segments. Each segment is managed separately because each business requires different marketing strategies. The Company evaluates the performance of each segment based on the profit or loss from operations before income taxes, excluding nonrecurring gains or losses.

AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in tables in thousands)
(unaudited)

14.	Recent Accounting Pronouncements

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

     In December 2003, the FASB amended SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendment revised employers’ disclosures about pension plans and other post retirement benefit plans to require additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. The Company adopted the additional disclosure requirements in the third quarter of 2004.

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

Overview

     We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry in the United States. Our two principal business segments are scholastic products and recognition and affinity products. The scholastic products division, which serves the high school, college and, to a lesser extent, elementary and junior high school markets, accounted for approximately 95% and 89% of our net sales for the combined three months and combined nine months ended May 29, 2004, respectively. Our scholastic product segment produces, markets, and sells class rings, yearbooks and graduation products, the last of which includes fine paper products and graduation accessories. The recognition and affinity products segment accounted for approximately 5% and 11% of our net sales for the combined three months and combined nine months ended May 29, 2004, respectively. This segment produces, markets, and sells publications that recognize the academic achievement of top students at the high school and college levels, as well as the nation’s most inspiring teachers, jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

     On December 24, 2003, we entered into a merger agreement with AAC Acquisition Corp. (“Acquisition”) and AAC Holding Corp. (“Holdings”), each Delaware corporations formed by Fenway Partners Capital Fund II, L.P. (“Fenway Partners”) for the sole purpose of effecting a merger. On March 25, 2004, as contemplated by the merger agreement, Acquisition was merged with and into us, with us continuing as the surviving corporation and a wholly owned subsidiary of Holdings (the “Merger”). Upon consummation of the Merger, substantially all of the equity interests in Holdings were indirectly held by an investor group led by Fenway Partners.

     The Merger was financed by a cash equity investment in Holdings by an investor group led by Fenway Partners of $102.0 million, the borrowing by us of $155.0 million under a seven-year term loan and $2.0 million under a six-year revolving loan, each under our new senior secured credit facility, the issuance by us of $150.0 million aggregate principal amount of our 8.25% senior subordinated notes due 2012, and the untendered Senior Unsecured Notes of $6.0 million. Proceeds of these financing arrangements were used to redeem the outstanding Series A Preferred Stock, refinance our existing indebtedness, including the redemption of the outstanding Senior Notes of $41.4 million and completion of a debt tender offer to acquire all of the existing Senior Unsecured Notes, and pay transaction costs and expenses. Pursuant to the debt tender offer, we retired $170.9 million of outstanding Senior Unsecured Notes for an aggregate $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. In addition, as part of the Merger, we terminated our existing Senior Secured Credit Facility and terminated our management contract with our previous owners. We also entered into an amendment of our existing gold consignment agreement and entered into a new management agreement with an affiliate of Fenway.

     Beginning on March 25, 2004, we accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” which results in a new valuation of our assets and liabilities based upon the fair values as of the date of the Merger. As allowed under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” we have reflected all applicable purchase accounting adjustments in the consolidated financial statements for all SEC filings covering periods subsequent to the Merger. As required, we have established a new basis for assets and liabilities based on the amount paid for ownership at March 25, 2004. Accordingly, the purchase price of $419.2 million was allocated to the assets and liabilities based on their relative fair values and $102.0 million was reflected in stockholders’ equity as the value of Fenway Partners’ ownership upon completion of the Merger. Immediately prior to the Merger, our stockholders’ equity was approximately $66.6 million.

We estimated the fair value of our assets and liabilities, including intangible assets and property, plant and equipment, as of the Merger date and utilizing information available at the time the unaudited consolidated financial statements were prepared, including outside third party appraisals. These estimates are subject to refinement until all pertinent information is finalized.

The purchase price was as follows:

Purchase price	$419,200

Assets acquired	422,456
Liabilities assumed	(125,731)

Net assets acquired	296,725
Excess purchase price over net assets acquired	$122,475

As of March 25, 2004, we have preliminarily allocated the excess purchase price over the book value of net assets acquired in the Merger as follows:

Inventories, net	$6,412
Property, plant and equipment	7,556
Goodwill	15,311
Intangible assets	105,885
Other assets	(1,233)
Accrued expenses	(1,733)
Long-term debt	7,075
Deferred income taxes	(12,043)
Other long-term liabilities	(4,755)

Total purchase price allocation	$122,475

     As a result of the Merger, we have reflected pre-Merger periods from February 29, 2004 to March 25, 2004 (“Predecessor”) and from August 31, 2003 to March 25, 2004 (“Predecessor”) and a post-Merger period from March 26, 2004 to May 29, 2004 (“Successor”) in our condensed consolidated financial statements for fiscal 2004.

     During the period from March 26, 2004 to May 29, 2004, we recognized in our consolidated statements of operations approximately $5.4 million of excess purchase price allocated to inventory as cost of sales and approximately $1.7 million of additional amortization expense of intangible assets as selling, general and administrative expenses, all as compared to our historical basis of accounting prior to the Merger.

Company Background

     Our predecessor was formed in March 1996 for the purpose of acquiring substantially all of the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L. G. Balfour Company, Inc. These acquisitions were consummated on December 16, 1996. Our company was formed in June 2000 to serve as a holding company for our predecessor as well as future acquisitions. In June 2000, we acquired Taylor Senior Holding Company, the parent company of Taylor Publishing Company (“Taylor”), whose primary business was designing and printing student yearbooks. In March 2001, we acquired all of the capital stock of Educational Communications, Inc. (“ECI “), which publishes achievement publications. In July 2002, we acquired all the outstanding stock and warrants of Milestone Marketing Incorporated (“Milestone”), a marketer of class rings and other graduation products to the college market.

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

     Sales Returns and Allowances. We make estimates of potential future product returns related to current period product revenue. We analyze the previous five years’ average historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences could result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.

     Allowance for Doubtful Accounts and Reserve on Sales Representative Advances. We make estimates of potentially uncollectible customer accounts receivable and receivables arising from sales representative draws paid in excess of earned commissions. Our reserves are based on an analysis of individual customer and salesperson accounts and historical write-off experience. Our analysis includes the age of the receivable, customer or salesperson creditworthiness and general economic conditions. We believe the results could be materially different if historical trends do not reflect actual results or if economic conditions worsened.

     Goodwill and Other Intangible Assets. We account for our long-lived assets with indefinite lives under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested for impairment upon adoption and on an annual basis thereafter. As of the Merger, a third party valuation was prepared supporting our goodwill and other intangible assets values.

     Long-lived Tangible and Intangible Assets with Definite Lives. We test our long-lived tangible and intangible assets with definite lives for impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review long-lived tangible and intangible assets with definite lives whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination is made. As of the Merger, a third party valuation was prepared supporting our goodwill and other intangible assets values and lives.

Results of Operations

     As a result of the Merger, we have reflected the period from March 26, 2004 to May 29, 2004 (“Successor”) and the period from February 29, 2004 to March 25, 2004 (“Predecessor”) and the period from August 31, 2003 to March 25, 2004 (“Predecessor”) in our condensed consolidated financial statements.

     During the Successor period from March 26, 2004 to May 29, 2004, we recognized in our consolidated statements of operations approximately $5.4 million of excess purchase price allocated to inventory as cost of sales and approximately $1.7 million of additional amortization expense of intangible assets as selling, general and administrative expenses, all as compared to our historical basis of accounting prior to the Merger.

     Our condensed consolidated financial statements for the Predecessor period ended March 25, 2004, were prepared using our historical basis of accounting. As a result of our transaction on March 25, 2004, we were required to make the purchase accounting adjustments discussed in Note 2 of the financial statements. Although a new basis of accounting began on March 26, 2004, we have presented results for the three and nine-month periods ended May 29, 2004 on a combined basis as we believe this presentation facilitates the comparison of our results with the corresponding periods in 2003. The combined operating results may not reflect the actual results we would have achieved absent the adjustments and may not be predictive of future results of operations.

For the Period March 26, 2004 to May 29, 2004 (Successor) and For the Period February 29, 2004 to March 25, 2004 (Predecessor) Combined, Compared to Three Months Ended May 31, 2003 (Predecessor)

The following table sets forth selected information from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

			Combined		(Predecessor)
	(Successor)	(Predecessor)	For the three		For the three
	For the period	For the period	months ended		months ended
	March 26, 2004 -	February 29, 2004 -
	May 29,	March 25,	May 29,		May 31,
	2004	2004	2004	% of Net Sales	2003	% of Net Sales
Net sales	$114,621	$20,275	$134,896	100.0%	$126,237	100.0%
Cost of sales	55,088	8,275	63,363	47.0%	55,382	43.9%

Gross profit	59,533	12,000	71,533	53.0%	70,855	56.1%
Selling, general and administrative expenses	34,559	10,622	45,181	33.5%	40,278	31.9%

Operating income (loss)	24,974	1,378	26,352	19.5%	30,577	24.2%
Interest expense	4,572	2,557	7,129	5.3%	7,274	5.8%

Income (loss) before income taxes	20,402	(1,179)	19,223	14.2%	23,303	18.4%
Provision for income taxes	7,957	—	7,957	5.9%	1,165	0.9%

Net income (loss)	$12,445	$(1,179)	$11,266	8.3%	$22,138	17.5%

Net Sales. Net sales increased $8.7 million or 6.9% to $134.9 million for the three months ended May 29, 2004 from $126.2 million for the three months ended May 31, 2003. The increase in net sales was mainly the result of increased high school on-campus yearbook and graduation product shipments.

The following details the changes in net sales during such periods by business segment.

Scholastic Products. Net sales increased $7.4 million or 6.2% to $127.6 million for the three months ended May 29, 2004 from $120.2 million for the three months ended May 31, 2003. The increase in net sales was mainly the result of increased shipments of yearbooks and graduation products as a result of increases in order volume and selling price. Approximately $2.5 million of the graduation product growth was attributable to the C-B Announcements acquisition.

Recognition and Affinity Products. Net sales increased $1.3 million or 20.4% to $7.3 million for the three months ended May 29, 2004 from $6.0 million for the three months ended May 31, 2003. The increase was primarily the result of increased mother’s rings shipments during the Mother’s Day selling season.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 53.0% for the three months ended May 29, 2004, a 3.1 percentage point decrease from 56.1% for the three months ended May 31, 2003. The decrease was a result of purchase accounting. Gross profit increased $0.6 million to $71.5 million for the three months ended May 29, 2004 from $70.9 million for the three months ended May 31, 2003. Excluding the $5.4 million impact of purchase accounting, the increase in gross margin was a result of the efficiencies in the yearbook and graduation product facilities. The major improvement was a result of yearbook efficiency gains in the pre-press and press area due to investments made in the page production software and printing equipment. The increases were partially offset by increased material costs in class rings and mother’s rings as a result of gold price differences period over period and unfavorable currency fluctuations against the Euro associated with the purchase of precious, semi-precious and synthetic stones.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.9 million, or 12.2%, to $45.2 million for the three months ended May 29, 2004 from $40.3 million for the three months ended May 31, 2003. As a percentage of net sales, selling, general and administrative expenses were 33.5% for the three months ended May 29, 2004, a 1.6 percentage point increase from 31.9% for the three months ended May 31, 2003.

Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

Selling and marketing expenses increased $3.1 million, or 9.7%, to $35.2 million for the three months ended May 29, 2004, or 26.1% of net sales from $32.1 million, or 25.5% of net sales for the three months ended May 31, 2003. The majority of the increase in selling and marketing was due to higher commission expense as a result of increased sales of high school on-campus yearbooks and graduation products. The remaining increase was due to increased selling and marketing costs related to college ring programs and timing of expenses across all divisions.

General and administrative expenses increased $1.8 million or 22.0% to $10.0 million for the three months ended May 29, 2004, or 7.3% of net sales, as compared to $8.2 million, or 6.5% of net sales, for the three months ended May 31, 2003. The increase in general and administrative expense was a result of the impact of purchase accounting increasing amortization expense by $1.7 million.

Operating Income (Loss). As a result of the foregoing, operating income was $26.4 million, or 19.5% of net sales for the three months ended May 29, 2004, as compared with operating income of $30.6 million, or 24.2% of net sales, for the three months ended May 31, 2003. Operating income for the three months ended May 29, 2004 includes a negative impact of $7.1 million due to purchase accounting. The scholastic products segment reported operating income of $26.9 million for the three months ended May 29, 2004, compared to operating income of $29.0 million for the three months ended May 31, 2003. The recognition and affinity products segment reported an operating loss of $551,000 for the three months ended May 29, 2004, compared to operating income of $1.6 million for the three months ended May 31, 2003.

Interest Expense. Interest expense was $7.1 million for the three months ended May 29, 2004 and $7.3 million for the three months ended May 31, 2003. The average debt outstanding was $285 million for the three months ended May 29, 2004 compared to $231 million for the three months ended May 31, 2003. The weighted average interest rate of debt outstanding was 9.9% for the three months ended May 29, 2004 compared to 12.0% the three months ended May 31, 2003.

Provision (Benefit) for Income Taxes. For the three months ended May 29, 2004, we recognized a tax provision of $8.0 million compared to a tax provision of $1.2 million for the three months ended May 31, 2003. For the period from March 26, 2004 to May 29, 2004, our tax rates are calculated on basis at 35% federal and 4% state tax rates, for an overall effective tax rate of 39%. The tax rate for the period March 26, 2004 to May 29, 2004 reflects the creation of a net deferred tax liability as a result of the purchase accounting adjustments made in connection with the Merger. For the period February 29, 2004 to March 25, 2004, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. Although state taxes are expected for the year ended 2004, no benefit has been recorded for the period from February 29, 2004 to March 25, 2004 due to the valuation allowance. For the three months ended May 31, 2003, the effective tax rate reflects the state tax expense expected for the year.

Net Income (loss). As a result of the foregoing, we reported net income of $11.3 million for the three months ended May 29, 2004 as compared to net income of $22.1 million for the three months ended May 31, 2003.

For the Period March 26, 2004 to May 29, 2004 (Successor) and For the Period August 31, 2003 to May 29, 2004 (Predecessor) Combined, Compared to Nine Months Ended May 31, 2003 (Predecessor)

The following table sets forth selected information from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	(Successor)	(Predecessor)	Combined		(Predecessor)
			For the nine months		For the nine
	For the period	For the period	ended		months ended
	March 26, 2004 -	August 31, 2004 -
	May 29,	March 25,	May 29,		May 31,
	2004	2004	2004	% of Net Sales	2003	% of Net Sales
Net sales	$114,621	$146,721	$261,342	100.0%	$260,679	100.0%
Cost of sales	55,088	59,857	114,945	44.0%	113,154	43.4%

Gross profit	59,533	86,864	146,397	56.0%	147,525	56.6%
Selling, general and administrative expenses	34,559	74,992	109,551	41.9%	105,315	40.4%

Operating income (loss)	24,974	11,872	36,846	14.1%	42,210	16.2%
Interest expense	4,572	16,455	21,027	8.0%	21,817	8.4%

Income (loss) before income taxes	20,402	(4,583)	15,819	6.1%	20,393	7.8%
Provision for income taxes	7,957	—	7,957	3.0%	1,165	0.4%

Net income (loss)	$12,445	$(4,583)	$7,862	3.1%	$19,228	7.4%

Net Sales. Net sales increased $0.6 million, or 0.3%, to $261.3 million for the nine months ended May 29, 2004 from $260.7 million for the nine months ended May 31, 2003. The increase in net sales was due to increased high school on-campus ring, yearbook, and graduation product shipments, offset by lower sales volumes in recognition and affinity products.

The following details the changes in net sales during such periods by business segment.

Scholastic Products. Net sales increased $6.1 million or 2.7% to $233.7 million for the nine months ended May 29, 2004 from $227.6 million for the nine months ended May 31, 2003. The increase in net sales was the result of a $7.8 million or 3.4% increase in high school on-campus rings, yearbooks, and graduation products as a result of increased unit shipments and price increases. Graduation products increased an additional $2.9 million or 1.3% as a result of the C-B Announcements acquisition. These increases were offset by a 0.9% decline in retail high school shipments as well as a 1.1% decline in college ring shipments.

Recognition and Affinity Products. Net sales decreased $5.5 million or 16.6% to $27.6 million for the nine months ended May 29, 2004 from $33.1 million for the nine months ended May 31, 2003. The decrease was primarily the result of a $2.8 million decrease in sales related to our not having published ECI teacher’s publication in the nine months ended May 29, 2004 and lower overall sales volumes of ECI’s high school publications and collateral due to order timing coinciding with the beginning of the United States-Iraqi conflict. ECI teacher’s publication has historically been produced once every two years. Beginning August 2004, this publication will be published annually.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 56.0% for the nine months ended May 29, 2004, a 0.6 percentage point decrease from 56.6% for the nine months ended May 31, 2003. Gross profit decreased $1.1 million to $146.4 million for the nine months ended May 29, 2004 from $147.5 million for the nine months ended May 31, 2003. The decrease was a result of purchase accounting. Excluding the $5.4 million impact of purchase accounting, the increase in gross margin was primarily a result of the efficiencies in the yearbook and graduation product manufacturing facilities. The major improvement was a result of yearbook efficiency gains in the pre-press and press area due to investments made in the page production software and printing equipment. The increases were partially offset by increased material costs in the ring manufacturing plant as a result of gold price increases and unfavorable currency fluctuations against the Euro associated with the purchase of precious, semi-precious and synthetic stones.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.2 million, or 4.0%, to $109.6 million for the nine months ended May 29, 2004 from $105.3 million for the nine months ended May 31, 2003. As a percentage of net sales, selling, general and administrative expenses were 41.9% for the nine months ended May 29, 2004, a 1.5 percentage point increase from 40.4% for the nine months ended May 31, 2003.

Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

Selling and marketing expenses increased $2.3 million, or 2.9%, to $82.5 million for the nine months ended May 29, 2004 from $80.2 million for the nine months ended May 31, 2003. The majority of the increase in selling and marketing is due to higher commission expense as a result of increased sales of high school on-campus products and incremental expenses in college marketing.

General and administrative expenses increased $1.9 million or 7.7% to $27.1 million, or 10.4% of net sales for the nine months ended May 29, 2004, as compared to $25.1 million, or 9.6% of net sales, for the nine months ended May 31, 2003. The increase in general and administrative expense is a result of the impact of purchase accounting increasing amortization expense by $1.7 million.

Operating Income (Loss). As a result of the foregoing, operating income was $36.8 million, or 14.1% of net sales for the nine months ended May 29, 2004, as compared with operating income of $42.2 million, or 16.2% of net sales, for the nine months ended May 31, 2003. Operating income for the nine months ended May 29, 2004 includes a negative impact of $7.1 million due to purchase accounting. The scholastic products segment reported operating income of $32.7 million for the nine months ended May 29, 2004, compared to operating income of $32.7 million for the nine months ended May 31, 2003. The recognition and affinity products segment reported operating income of $4.2 million for the nine months ended May 29, 2004, compared to operating income of $9.5 million for the nine months ended May 31, 2003.

Interest Expense. Interest expense was $21.0 million for the nine months ended May 29, 2004 and $21.8 million for the nine months ended May 31, 2003. The average debt outstanding was $249 million for the nine months ended May 29, 2004 compared to $239 million for the nine months ended May 31, 2003. The weighted average interest rate of debt outstanding was 11.2% for the nine months ended May 29, 2004 compared to 11.9% the nine months ended May 31, 2003.

Provision (Benefit) for Income Taxes. For the nine months ended May 29, 2004, we recognized a tax provision of $8.0 million compared to a tax provision of $1.2 million for the nine months ended May 31, 2003. For the period from March 26, 2004 to May 29, 2004, our tax rates are calculated on basis at 35% federal and 4% state tax rates, for an overall effective tax rate of 39%. The tax rate for the period March 26, 2004 to May 29, 2004 reflects the creation of a net deferred tax liability as a result of the purchase accounting adjustments made in connection with the Merger. For the period August 30, 2003 to March 25, 2004, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. Although state taxes are expected for the year ended 2004, no benefit has been recorded for the period from August 30, 2003 to March 25, 2004 due to the valuation allowance. For the nine months ended May 31, 2003, the effective tax rate reflects the state tax expense expected for the year.

Net Income (loss). As a result of the foregoing, we reported net income of $7.9 million for the nine months ended May 29, 2004 as compared to net income of $19.2 million for the nine months ended May 31, 2003.

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

Liquidity and Capital Resources

Operating Activities. Operating activities provided cash of $31.3 million for nine months ended May 29, 2004 compared to cash provided of $29.7 million for the nine months ended May 31, 2003. The $1.6 million increase in cash provided by operating activities was primarily attributable to changes in inventories of $4.8 million, customer deposits of $7.2 million, accounts payable, accrued expenses, and other long-term liabilities of $4.7 million, and deferred revenue of $0.9 million, partially offset by changes in net income (net of non-cash items) of $10.1 million, prepaid expenses and other current assets of $4.0 million and accounts receivable of $2.0 million.

Investing Activities. Capital expenditures for the nine months ended May 29, 2004 were $14.2 million compared to capital expenditures of $8.8 million for the nine months ended May 31, 2003. The primary increase was due to the investments made in page production software and printing equipment in our yearbook manufacturing facilities. Our projected capital expenditures for the entire fiscal year 2004 are expected to be approximately $17.0 million.

Financing Activities. Financing activities provided cash of $92.7 million for the nine months ended May 29, 2004 compared to cash used of $19.1 million for the nine months ended May 31, 2003. The increase in cash provided was directly the result of the Merger as discussed in Note 2.

Capital Resources. As of May 29, 2004, $150.0 million of our 8.25% senior subordinated notes were outstanding and a $155.0 million term loan and $2.4 million in revolving loans were outstanding under our new senior secured credit facility. As of August 30, 2003, $9.5 million was outstanding under our then existing senior secured credit facility.

Our new senior secured credit facility provides us with a $155.0 million term loan, maturing in 2011, and up to $40.0 million in available revolving loan borrowings, maturing in 2010. Our borrowing availability under the revolver is reduced by approximately $1.9 million of letters of credit outstanding as of May 29, 2004. Our new senior secured credit facility contains financial covenants and maintenance tests, including minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on our ability to make capital expenditures. Amounts outstanding under the new senior secured credit facility bear interest, at our option, at a rate per annum equal to either (i) the base rate defined in our new senior secured credit facility, plus an applicable margin or (ii) the eurodollar rate defined in our new senior secured credit facility plus an applicable margin. The applicable margins for the term loan and for revolving loans are subject to adjustment based on the achievement of certain leverage ratio targets. Our new senior secured credit facility is secured by substantially all of our assets and the assets of certain of our domestic subsidiaries, if any, and by a pledge of all of the capital stock certain of our domestic subsidiaries. We terminated our then existing senior secured credit facility concurrent with the entering into of our new senior secured credit facility.

Our liquidity needs relate primarily to debt service, working capital, capital expenditure and general corporate requirements. Historically, cash generated from operating activities and borrowing under our existing senior secured credit facility and prior credit facilities have been our principal sources of liquidity. Following consummation of the Merger, we expect that cash generated from operating activities and availability under our new senior secured credit facility will be our principal sources of liquidity. Based on current operations and our anticipated costs savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under our new senior secured credit facility, will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, that currently anticipated costs savings and operational improvements will be realized on schedule or that future borrowings will be available to us under our new senior secured credit facility in an amount sufficient to enable us to fund our liquidity needs.

Off Balance-Sheet Obligations

Gold Consignment Agreement. As of March 25, 2004, we signed the First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold with The Bank of Nova Scotia. Under this agreement, we have an ability to have on consignment gold with aggregate value less than or equal to the lowest of: (i) the dollar value of 27,000 troy ounces of gold, (ii) $14.2 million and (iii) a borrowing base, calculated based on a percentage of the value of gold held at our facilities and other approved locations, as specified by the agreement. Under the terms of this arrangement, we do not own the consigned gold nor do we have risk of loss related to such inventory until we pay The Bank of Nova Scotia for quantities purchased. Accordingly, we do not reflect the value of consigned gold in our inventory, nor do we reflect the corresponding liability for financial statement purposes. As of May 29, 2004 and August 30, 2003, the Company held approximately 16,730 ounces and 17,780 ounces, respectively, of gold valued at $6.6 million and $6.7 million, respectively, on consignment.

Contractual Obligations

     As of May 29, 2004, the due dates and amounts of our contractual obligations are as follows (in thousands):

		Fiscal	Fiscal	Fiscal	Fiscal
	Fiscal 2004	2005	2006	2007	2008	Thereafter	Total
8 1/4% Senior subordinated debt	$—	$—	$—	$—	$—	$150,000	$150,000
11 5/8% Senior unsecured notes	—	—	—	6,042	—	—	6,042
Interest on fixed rate debt	3,270	13,081	13,081	12,728	12,375	44,344	98,879
Senior secured credit facility (b)	—	—	—	—	—	2,400	2,400
Term loan (b)	388	1,550	1,550	1,550	1,550	148,412	155,000
Operating leases(a)	647	2,204	1,835	1,322	817	2,719	9,544
Capital leases	361	1,387	1,348	1,332	174	—	4,602

Total	$4,666	$18,222	$17,814	$22,974	$14,916	$347,875	$426,467

(a)	Some of our rental property leases contain options to renew the leased space for periods up to an additional ten years.

(b)	No interest expense has been included on our obligations with variable interest rates.

(c)	In addition, we entered into a new management agreement with an affiliate of Fenway Partners pursuant to which we, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement).

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

In December 2003, the FASB amended SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendment revised employers’ disclosures about pension plans and other post retirement benefit plans to require additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. We adopted the additional disclosure requirements in the third quarter of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have market risk exposure relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our senior secured credit facility (revolver and term loan) and gold consignment agreement are variable rate arrangements. The interest rates are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. Other financial instruments subject to interest rate risk consist of long-term debt. As of May 29, 2004, these financial instruments represented a net liability of $164.2 million. Each quarter point change in interest rates would result in a $0.5 million change in annual interest expense on the senior secured credit facility, assuming the entire revolving loan were drawn.

Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single source supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The prices for these products are denominated in Euros. In order to hedge market risk, we have from time-to-time purchased forward currency contracts. During the nine months ended May 29, 2004, we did not purchase any Euro forward contracts and did not have any such contracts outstanding.

Gold. We purchase all of our gold from The Bank of Nova Scotia through our existing gold consignment agreement described above. We consign the majority of our gold and pay for gold as our products are shipped to customers and as required by the terms of our gold consignment agreement. As of May 29, 2004, we had hedged most of our gold requirements for fiscal 2004 through the purchase of gold options.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure control and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject. The Company monitors all claims, and the Company accrues for those, if any, which management believes may be adversely decided against the Company and result in money damages to a third party.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

EXHIBIT
NUMBER	DESIGNATION
2.1	Agreement and Plan of Merger by and among AAC Holding Corp., AAC Acquisition Corp., American Achievement Corporation and The Stockholders Party Hereto dated as of December 24, 2003
4.1	Indenture, dated as of March 25, 2004, among The Bank of New York, as Trustee, and the Guarantors
4.2	Form of 8.25% Senior Subordinated Notes due April 1, 2012 (Included in Exhibit 4.1)
4.3	The Third Supplemental Indenture, dated as of March 15, 2004, among American Achievement Corporation, the Guarantors, and The Bank of New York
10.1	Exchange and Registration Rights Agreement, dated March 25, 2004, among American Achievement Corporation, the Guarantors and the Purchasers
10.2	Credit Agreement, dated March 25, 2004, by and among American Achievement Corporation, the Guarantors, Goldman Sachs Credit Partners L.P., Deutsche Bank A.G., Cayman Islands Branch, and Deutsche Bank Securities Inc.
10.3	Pledge and Security Agreement between the Guarantors and Goldman Sachs Credit Partners L.P., dated March 25, 2004.
10.4	Intercreditor Agreement between Goldman Sachs Credit Partners L.P., the Secured Parties, and The Bank of Nova Scotia, dated March 25, 2004.
10.5	First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold between Commemorative Brands, Inc. and The Bank of Nova Scotia, dated March 25, 2004.
10.6	Letter Agreement for Addition of Approved Inventory Locations between Commemorative Brands, Inc. and The Bank of Nova Scotia, dated June 9, 2004.
10.7	Management Advisory Agreement by and between AAC Holding Corp., American Achievement Corporation, and Fenway Partners, Inc., dated March 25, 2004
31.1	CEO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

AMERICAN ACHIEVEMENT CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2004

AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DAVID G. FIORE

David G. Fiore
CHIEF EXECUTIVE OFFICER

By:	/s/ SHERICE P. BENCH

Sherice P. Bench
CHIEF FINANCIAL OFFICER