Form 10-K
period 2004-08-28
AMERICAN ACHIEVEMENT CORP
filed 2004-11-05
CIK 1168468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

American Achievement Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-4126506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7211 Circle S Road Austin, Texas	78745
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(512) 444-0571

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑ (Not Applicable)

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑.

100 shares of common stock

(Number of shares outstanding as of August 28, 2004)

AMERICAN ACHIEVEMENT CORPORATION

FORM 10-K

For the Fiscal Year Ended August 28, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve some risks and uncertainties. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. Factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, among other things, the matters discussed under “Item 1. Business” and the following possibilities:

•	future revenues are lower than expected;

•	increase in payroll or other costs and/or shortage of an adequate base of employees;

•	loss of significant customers through bankruptcy, industry consolidation or other factors;

•	inability to obtain additional capital due to covenant restrictions or other factors, and/or increase in debt levels beyond our ability to support repayment;

•	costs or difficulties relating to the integration of businesses that we acquire are greater than expected;

•	expected cost savings or revenues from our acquisitions are not fully realized or realized within the expected time frame;

•	competitive pressures in the industry increase;

•	general economic conditions or conditions affecting our industry;

•	changes in the interest rate environment, and

      You are cautioned not to place undue reliance on forward-looking statements contained in this report as these speak only as of its date. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

PART I

Item 1.	Business

General

      We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry, each of which commemorates once-in-a-lifetime experiences. Our two principal business segments are scholastic products and recognition and affinity products. The scholastic products division, which serves the high school, college and, to a lesser extent, elementary and junior high school markets, produces, markets and sells class rings, yearbooks and graduation products, and accounted for approximately 88% of our total net sales for the combined year ended August 28, 2004. The recognition and affinity products division produces, markets and sells achievement publications and recognition and affinity jewelry. Our achievement publications consist of various titles including the Who’s Who brand and The National Dean’s List, and our recognition and affinity jewelry products include family jewelry and sports championship rings.

      Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L.G. Balfour Company, Inc., were combined in December 1996. On June 27, 2000, American Achievement Corporation (formerly known as Commemorative Brands Holding Corporation) (the “Company”) was formed as a holding company for the Commemorative Brands, Inc. (“CBI”) operations and future acquisitions. Since then, we have made several strategic acquisitions and have introduced new, complementary products across our brands and product lines to enhance our market position. On March 25, 2004, AAC Acquisition Corp. merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. (the “Merger”).

Company	Acquired	Established	Acquisition Rationale

Balfour	December 1996	1913	Established a leading position in the high school and college class ring markets and in the graduation products market, with a network of independent sales representatives who market products directly in-school. Also combined with ArtCarved to provide more efficient ring manufacturing.
ArtCarved	December 1996	1941	Combined with Balfour to further strengthen our position in both the high school and college class rings markets and to expand distribution to retail stores and college bookstores.
Taylor Publishing	July 2000	1914	Established a leadership position as a publisher of scholastic yearbooks. The addition of Taylor created a scale competitor to better capitalize on opportunities in the scholastic products market and provided us with significant cross-selling opportunities.
ECI	March 2001	1967	Established a leadership position in the achievement directory publishing niche.
Milestone	July 2002	1993	Reinforced our position as a market leader in commemorative products, and brought a complementary line of clients and products to add to our pre-existing line in the college graduation product market.
C-B Graduation Announcements	January 2004	1994	Reinforced our position as a market leader in commemorative products, and brought a complementary line of clients and products to add to our pre-existing line in the college graduation product market.

Scholastic Products

      Class Rings. We believe that we are the second largest provider of high school class rings and the largest provider of college class rings. We represent approximately 35% of the class ring market and sell class rings to students at over 5,500 junior high schools, high schools, colleges and universities. We believe that we are also the leading supplier of high school class rings to retail stores with a market share of approximately 90%. Our class rings are sold under the ArtCarved, Balfour, Keystone, Master Class Rings and R. Johns brand names. For most of the schools that we serve, we are the sole on-campus class ring supplier. Our independent sales representatives operate under exclusive contracts with us and coordinate ring design, promotion and order processing. We offer over 100 styles of highly personalized class rings with more than 400 designs, and have an inventory of over 650,000 unique proprietary ring dies.

      Yearbooks. We are a leading provider of yearbooks. We represent approximately 20% of the yearbook market and sell yearbooks to students at over 7,250 schools. All of our yearbooks are sold under the Taylor Publishing brand name. We typically enter into one-year contracts with schools, although some of our contracts are multi-year agreements. Our independent sales representatives operate under exclusive contracts with us and develop strong relationships with schools as they assist students and faculty advisors throughout the design process and provide technical and marketing support. We pioneered many of the industry’s major advances in yearbook systems and design. Most recently, we were the first yearbook provider to fully integrate digital technology throughout our production process, which has led to increased output speed and enhanced print quality.

      Graduation Products. We offer a full array of graduation products to high school and college students through our network of independent class ring sales representatives, as well as through college bookstores. Our graduation product line includes personalized graduation announcements, name cards, thank you notes, diplomas, mini diplomas, diploma covers, certificates, appreciation gifts, and other fine paper accessory items. In addition to our graduation accessories, we also offer caps and gowns. All of our graduation products are sold under the ArtCarved and Balfour brand names.

Recognition and Affinity Products

      Achievement Publications. We believe that we are the leading provider of academic achievement directories. Our publications recognize the achievements of top high school and college students, as well as the nation’s most inspiring high school teachers. We currently publish four achievement publications, including Who’s Who Among American High School Students, Who’s Who Among American High School Students — Sports Edition, The National Dean’s List and Who’s Who Among America’s Teachers. We believe that each of our publications is the leading publication in its respective market.

      Recognition and Affinity Jewelry. Our recognition and affinity jewelry products include products that commemorate accomplishments within organizations and associations, celebrations of family events, such as the birth of a child, and fan affinity jewelry. We also provide sports championship jewelry for professional teams and have produced many World Series, Super Bowl and Stanley Cup rings. We market our personalized family jewelry under the Celebrations of Life, Generations of Love and Namesake brand names. Our licensed consumer sports jewelry and professional sports championship jewelry are marketed under the Balfour Sports and the Balfour and Keepsake brand names, respectively.

Our Scholastic Products

      Our scholastic products business segment consists of three principal categories: class rings, yearbooks and graduation products. Sales in this segment were $275.7 million and comprised approximately 88% of our total net sales for the combined year ended August 28, 2004. Sales in this segment were $269.1 million and $269.4 million for the years ended 2003 and 2002, respectively. See notes to our consolidated financial statements for additional information related to our scholastic products.

      The table below sets forth our principal product lines, brand names and the distribution channels through which we sell our scholastic products.

Product Lines	Brand Names	Distribution Channel

High school class rings	ArtCarved	Independent jewelry stores
Jewelry chains
	Balfour	On-campus
	Keystone Class Rings	Mass merchandisers
	Master Class Rings	Mass merchandisers
	R. Johns	Mass merchandisers
Independent jewelry stores
College class rings	ArtCarved	College bookstores
	Balfour	College bookstores
Direct marketing
Yearbooks	Taylor Publishing	On-campus
High school graduation products	Balfour	On-campus
College graduation products	ArtCarved	College bookstores
	Balfour	College bookstores
Direct marketing

CLASS RINGS

      We manufacture class rings for high school, college and university students and, to a lesser extent, junior high school students and military personnel. Our rings are marketed under the various brand names, including ArtCarved and Balfour. Our ArtCarved and Balfour brand names have been identified with class rings for over 63 years and 90 years, respectively. During fiscal 2004, we sold rings to students at over 5,500 junior high schools, high schools, colleges and universities. We believe we are the second largest provider of high school class rings and the largest provider of college class rings. In addition, we believe that we had the leading market share in class ring sales through retail stores during that same period. Our school retention rates have averaged in excess of 84% for high school class rings over the past three years.

      We offer over 100 styles of class rings ranging from traditional to highly stylish and fashion-oriented designs. Our rings are available in precious or nonprecious metal, and most are available with a choice of more than 50 different types of stones in each of several different cuts. More than 400 designs can be placed on or under the stone and emblems of over 100 activities, sports or achievements can appear on the side of the rings in addition to school crests and mascots. As a result, students can design highly personalized rings to commemorate their school experience.

      We manufacture all of our rings at our own facilities, and each ring is custom manufactured. We maintain an inventory of more than 650,000 unique proprietary ring dies that would be expensive and time consuming to replicate. The production process takes approximately two to eight weeks from receipt of the customer’s order to product shipment, depending on style, option selections and new or custom tooling requirements. We use computer aided design software to quickly and cost-effectively convert new custom designs such as school seals, mascots and activities into physical tools capable of producing rings in large quantities. Rings are produced only upon the receipt of a customer order and deposit, which reduces our credit risk. Class ring products contributed 40%, 42% and 42% of our net sales in the years ended 2004, 2003, and 2002, respectively.

YEARBOOKS

      We sell yearbooks primarily to high school and college students. We also publish yearbooks for elementary and junior high schools, as well as specialty military yearbooks, which, for example, commemorate naval tours of duty at sea. During fiscal 2004, we sold yearbooks to over 7,250 schools. We believe we accounted for approximately 20% of the yearbook market during fiscal 2004 and were a leading yearbook publisher. Our school retention rates for yearbooks have averaged in excess of 84% over the past three years.

      We publish yearbooks in our own facilities and believe that we are a technology leader. Since 1993, we have made significant expenditures on proprietary software and hardware to support electronic platforms for creating, transmitting and managing yearbook production and printing technology. We also offer full production support for off-the-shelf desktop publishing tools. In the last three fiscal years we have upgraded our printing presses and fully integrated digital technology throughout our production process to, among other things, increase the speed of output and automatically monitor ink flow and control color composition. The foregoing technology upgrades and enhancements have enabled us to reduce manufacturing costs and improve on-time delivery, performance and print quality. Yearbook products contributed 35%, 34% and 36% of our net sales in the years ended 2004, 2003, and 2002, respectively.

GRADUATION PRODUCTS

      Graduation products include personalized graduation announcements, name cards, thank-you notes, diplomas, mini diplomas, diploma covers, certificates, appreciation gifts and other fine paper accessory items. All of our graduation products are personalized to some degree and have short production runs and cycles. We manufacture these products at our own facilities and distribute them through our independent high school class ring sales representatives and college bookstores. As part of our graduation product line, we also offer caps and gowns for high school and college students.

      We recently enhanced our college website to enable students and their parents to order graduation products online. We believe that, over time, this will increase sales of our graduation products and, in particular, personalized college announcements that include a student’s name, degree and other personal information in the text of the announcement. We also intend to leverage our existing channels of distribution and, in particular, our presence in college bookstores, to further increase sales of these products. Graduation products contributed 13%, 11% and 11% of our net sales in the years ended 2004, 2003, and 2002, respectively.

Our Recognition and Affinity Products

      Our recognition and affinity products segment consists of two categories: achievement publications and recognition and affinity jewelry. The latter category includes affinity group, personalized family, fan affinity sports and professional sports championship jewelry. Sales in this segment were $38.4 million and comprised approximately 12% of our total net sales for the combined year ended August 28, 2004. Sales in this segment were $39.3 million and $35.0 million for the years ended 2003 and 2002, respectively. See notes to our consolidated financial statements for additional information related to our recognition and affinity products.

      The table below sets forth the principal product lines and brand names of our recognition and affinity products and the distribution channels through which we sell these products.

Product Lines	Brand Names	Distribution Channel

Achievement Publications	Who’s Who The National Dean’s List	Direct marketing Direct marketing
Affinity Group Jewelry	Keepsake R. Johns	Direct marketing Direct marketing
Personalized Family Jewelry	Celebrations of Life	Independent jewelry stores
Jewelry chains
	Generations of Love Namesake	Mass merchandisers Mass merchandisers
Fan Affinity Sports Jewelry	Balfour Sports	Mass merchandisers
Catalogues
Professional Sports Championship Jewelry	Balfour	Direct marketing

ACHIEVEMENT PUBLICATIONS

      We produce the following four achievement publications:

•	Who’s Who Among American High School Students. First published in 1967, this annual publication is the largest academic achievement publication in the nation honoring high-achieving high school students. The 1st edition recognized approximately 13,000 students from approximately 4,000 high schools. The current 37th edition honors approximately 720,000 students, from freshmen through seniors. Nominees represent over 22,000 of the nation’s approximately 23,000 private, public and parochial high schools on the basis of academic achievement, class rank and extracurricular activities.

•	Who’s Who Among American High School Students — Sports Edition. Introduced in 2002, this annual publication, which recognizes high-achieving high school athletes, represented 50% of its market in 2003. The current 3rd edition of this publication honors approximately 44,000 students from approximately 2,400 high schools.

•	The National Dean’s List. First published in 1978, this publication is the largest annual recognition publication in the nation honoring exceptional college students. The 1st edition recognized over 25,000 students from approximately 700 universities. The most recent 27th edition honors over 247,000 high-achieving students, representing in excess of 2,500 colleges and universities throughout the country.

•	Who’s Who Among America’s Teachers. First published in 1990, this publication pays tribute to the country’s most inspiring high school teachers, who are nominated for inclusion by current and/or former “Who’s Who” honorees. Historically published every two years, the 8th edition was published in 2004 and honored approximately 159,000 outstanding teachers. As of August 2004, this publication will be produced annually.

      We also sell related products, including plaques, certificates, gold and silver pins and charms, mugs, key chains and paper weights, which commemorate a student’s or teacher’s inclusion in one of our achievement publications. The primary customer base for our achievement publications and related products are the students and teachers featured in the publications and their families. We have an established network of nomination sources that we utilize to identify students and teachers for recognition. Students and teachers are not required to purchase publications in order to be included in them. Printing for our achievement publications is outsourced.

RECOGNITION AND AFFINITY JEWELRY

      Recognition and affinity jewelry consist of the following product categories:

•	Affinity Group Jewelry. Affinity group jewelry is sold to members of large groups and associations. The jewelry features emblems of, and otherwise commemorates accomplishments within, the group. For example, through our Keepsake brand, we provide affinity ring awards to the American Bowling Congress, including recognition rings for bowlers who score a perfect “300” game. Through our R. Johns brand, we provide affinity rings to military personnel that recognize affiliation and completion of specialized training ranging from basic training to special forces.

•	Personalized Family Jewelry. Our family jewelry products include rings commemorating children’s birth dates, which feature a level of personalization, such as birthstones and names, that distinguishes us from our competitors. We also sell other personalized jewelry, such as necklaces and bracelets, designed to commemorate family events. We started our family jewelry business in fiscal 1997 and, by the end of fiscal 2004, had grown this business to $8.4 million in net sales by leveraging our existing distribution channels. We intend to further grow our family jewelry business through product extensions, including baby rings for scrapbooks, grandmothers’ products such as pins and pendants, daughters’ rings and “Sweet 16” memorabilia. We provide personalized family jewelry under our Celebrations of Life, Generations of Love and Namesake brand names.

•	Fan Affinity Sports Jewelry. We produce a variety of sports team affiliation products. For example, we manufacture Balfour Sports brand National Football League rings, pendants, paperweights and coasters reflecting team logos, mascots and colors.

•	Professional Sports Championship Jewelry. We provide sports championship jewelry for professional teams and their members and have, for example, produced several World Series, Super Bowl and Stanley Cup rings, including all the rings for the New York Yankees’ 26 championships, and the 1999 Japanese World Series ring. We provide sports championship jewelry under the Balfour brand.

Sales and Marketing

      We have over 225 independent high school class ring and approximately 200 independent yearbook sales representatives, with average tenures with our Company of approximately 12 and 9 years, respectively. We also have approximately 35 employee college class ring sales representatives and a number of part-time employees. We compensate our independent sales representatives on a commission basis. Most independent sales representatives also receive a monthly draw against commissions earned, although all expenses, including promotional materials made available by us, are the responsibility of the representative. Our independent sales representatives operate under exclusive contracts that include non-compete arrangements. Employee sales representatives receive a combination of salary and sales incentives.

      At the high school level, class rings are sold through two distribution channels: independent sales representatives selling directly to students and retail stores, which include independent jewelry stores, jewelry chains and mass merchandisers. Our high school class rings are sold by approximately 5,000 independent jewelry retailers, many of the nation’s largest jewelry chains, including Zales, Gordons and Sterling, and mass merchandisers, including Wal-Mart. We sell different brands and product lines in retail stores in order to enable them to differentiate their products from those sold by us directly to students at schools. College rings are sold primarily through college bookstores and colleges by our employee sales representatives. Historically, college bookstores have been owned and operated by academic institutions. Over the last several years, an increasing number of college bookstores have been leased to contract operators, primarily Barnes and Noble Bookstores and Follett Corporation, with which we have longstanding relationships. Decisions to include our products are typically made on a national basis by each bookstore operator.

      Yearbooks are produced under an exclusive contract with the school for the academic year and are sold directly to students by the school. Under the terms of the contract, the school agrees to pay us a base price for producing the yearbook. This price typically increases before production as a result of enhancements to the contract specifications, such as additional color pages. Our independent yearbook sales representatives call on schools at the contract stage. Thereafter, they coordinate between the school’s yearbook committee and our customer service and plant employees to ensure satisfactory quality and service.

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

      We market our products under many trademarked brand names, some of which rank among the most recognized and respected names in the jewelry industry. Generally, a trademark registration will remain in effect so long as the trademark remains in use by the registered holder and any required renewals are obtained. We own several patented ring designs and business process patents. We also have non-exclusive licensing arrangements with the National Football League and numerous colleges and universities under which we have the right to use the name and other trademarks and logos of such entities on our products.

      The following items are registered pursuant to applicable intellectual property laws and are the property of American Achievement or its subsidiaries: “American Achievement Corporation,” “ArtCarved,” “Balfour,” “Class Rings, Ltd,” “Keystone,” “Master Class Rings,” “R. Johns,” “Keepsake,” “Taylor Publishing,” “Who’s Who,” “The National Dean’s List,” “Celebrations of Life,” “Generations of Love,” “Namesake” and the various logos related to the foregoing brands.

Competition

      The scholastic products market is highly concentrated and consists primarily of a few large national participants. Our principal competitors in the class ring market are Jostens, Inc. and Herff Jones, Inc., which compete with us nationally across all product lines. Our principal competitors in the yearbook and graduation products markets are Jostens, Herff Jones and Walsworth Publishing Company. All competitors in the scholastic products market compete primarily on the basis of quality, marketing and customer service and, to a lesser extent, price.

      We have limited competition for our student achievement publications, with only a small percentage of the high school and college students included in our publications also included in the publications of our competitors. We have no direct competition in the teacher recognition market. Our affinity group jewelry products, fan affinity sports jewelry and products and our professional sports championship jewelry businesses compete with Jostens and, to a lesser extent, with various other companies. Our personalized family jewelry products compete mainly with smaller regional companies. We compete with our affinity product competitors primarily on the basis of quality, marketing, customer service and price.

Raw Material and Suppliers

      Numerous raw materials are used in the manufacture of our products. Gold, precious, semi-precious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Our raw materials are purchased from multiple suppliers at market prices, except that we purchase substantially all synthetic and semi-precious stones from a single supplier who we believe supplies substantially all of these types of stones to almost all of the class ring manufacturers in the United States. Synthetic and semi-precious stones are available from other suppliers, although switching to these suppliers could result in additional costs to us.

      We periodically reset our prices to reflect the then current prices of raw materials. In addition, we engage in various hedging transactions to reduce the effects of fluctuations in the price of gold. We also negotiate paper prices on an annual basis so that we are able to estimate yearbook costs with greater certainty.

Backlog

      Because of the nature of our business, all orders (except yearbooks) are generally filled between two and eight weeks after the time of placement. We enter into yearbook contracts several months prior to delivery. While yearbook base prices are established at the time of order, final prices are often not calculated at that time since the content typically changes prior to publication. We estimate (calculated on the basis of the base price of yearbooks ordered) that the backlog of orders related to continuing operations was approximately $96.4 million as of August 28, 2004, almost exclusively related to student yearbooks. We expect substantially all of this backlog to be filled in fiscal 2005.

Employees

      Given the seasonality of our business, the number of our employees fluctuates throughout the year, with the number typically being highest during September through May and lowest from June to August. As of August 28, 2004, we had approximately 2,170 employees. We believe that our employee relations are good.

      Some of our production employees are represented by unions. Hourly production and maintenance employees located at our Austin, Texas manufacturing facility are represented by the United Brotherhood of Carpenters and Joiners Union. The United Brotherhood of Carpenters and Joiners Union signed a collective bargaining agreement that will expire in May of 2006. Some hourly production employees at our Dallas facility are represented by the Graphics Communication International Union. We have two collective bargaining agreements in place with the Graphics Communication International Union. One agreement expires in July 2006 and the other in February 2007.

Item 2.	Properties

      Our headquarters and principal executive offices are located at 7211 Circle S Road, Austin, Texas. We believe that our facilities are suitable for their purpose and adequate to support our business. The extent of utilization of individual facilities varies due to the seasonal nature of our business.

      A summary of the physical properties that we use are as follows:

		Leased
Approximate Location	Type of Property	or Owned	Square Footage

Austin, TX	Corporate headquarters	Owned	23,000
Austin, TX	Jewelry manufacturing and administration	Owned	108,000
Austin, TX	Warehouse facility	Leased	36,600
Austin, TX	Achievement publication administration	Leased	6,100
Dallas, TX	Yearbook administration and manufacturing	Owned	327,000
Dallas, TX	Yearbook administration	Leased	1,300
El Paso, TX	Yearbook pre-press	Leased	52,000
El Paso, TX	Jewelry manufacturing	Leased	20,000
Lubbock, TX	Jewelry administration	Leased	300
San Angelo, TX	Yearbook pre-press, press, bindery	Leased	55,000
Malvern, PA	Yearbook press, bindery	Leased	41,000
Louisville, KY	Graduation products manufacturing	Leased	100,000
Manhattan, KS	Graduation products manufacturing	Leased	10,000
Juarez, Mexico	Jewelry manufacturing	Leased	20,000

Item 3.	Legal Proceedings

      In the normal course of business, we may be a party to lawsuits and administrative proceedings before various courts and government agencies. These lawsuits and proceedings may involve personal injury, contractual issues and other matters. We cannot predict the ultimate outcome of any pending or threatened litigation or of actual claims or possible claims. However, we believe resulting liabilities, if any, will not have a material adverse impact upon our results of operations, financial condition or cash flow.

      On February 11, 2004, Frederick Goldman, Inc., or the licensee, filed an arbitration claim against our subsidiary Commemorative Brands, Inc., or CBI, alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the licensee to a non-exclusive license. In addition, on February 10, 2004, the licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting to third parties rights in violation of the licensee’s exclusive rights under the license agreement. The district court claim seeks injunctive and monetary relief. No discovery has been conducted to date, therefore, at this time, it is not possible to predict with certainty the outcome of these unresolved legal matters or the range of possible loss or recovery. We intend to defend ourselves vigorously in these proceedings. However, we cannot give any assurances regarding the outcome of these proceedings, and an adverse outcome could be material to us.

      On August 2, 2004, our subsidiary Taylor Publishing filed a motion in United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 03-75562-SCS to recover certain data and documents pursuant to a teleservices contract between Taylor Publishing and Abacus Communications, LC (“Abacus”), the chapter 11 debtor. Subsequent to court approval of Abacus turning over the documents and data requested, Abacus filed a counterclaim against Taylor Publishing for approximately $840,000 plus interest for unpaid billings that it claims are owed under the teleservices contract with Taylor Publishing. Taylor Publishing denies that it is liable to pay such amount and has asserted that such amounts are in excess of the amounts owed by Taylor Publishing. In the action, our subsidiary Taylor Publishing has also filed a claim against Abacus for damages as a result of Abacus’ refusal to release the data and information. The action is in the discovery stage and we is unable to make a determination of the outcome at this time or the range of possible loss or recovery. We intend to defend ourselves vigorously in these proceedings. However, we cannot give any assurances regarding the outcome of these proceedings, and an adverse outcome could be material to us.

Environmental

      We are subject to applicable federal, state and local laws, ordinances and regulations that establish various health and environmental quality standards. Past and present manufacturing operations subject us to environmental laws and regulations that seek to protect human health or the environment, governing among other things the use, handling and disposal or recycling of, or exposure to, hazardous or toxic substances, the remediation of contaminated sites, emissions into the air and the discharge of wastewaters. We believe that our business, operations and facilities are in substantial compliance with all material environmental laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. We believe that we may have adequate environmental insurance and indemnities to sufficiently cover any currently known material environmental liabilities and that we do not currently face environmental liabilities that could have a material adverse affect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      There is no established public trading market for our common stock, par value $0.01 per share. At August 28, 2004, there was one holder of record of our common stock.

      On March 25, 2004, as part of the Merger discussed in Note 2 of Item 8. Financial Statements and Supplementary Data, a subsidiary of AAC Holding Corp. merged with and into our company, with our company continuing as the surviving corporation and a wholly owned subsidiary of AAC Holding Corp. There is no established trading market for our capital stock. At August 28, 2004, all of our capital stock was held by AAC Holding Corp.

Item 6.	Selected Financial Data

      The following table presents summary historical financial and other data for American Achievement Corporation and should be read in conjunction with our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 herein.

      Our predecessor Company for the period from August 26, 2000 to March 25, 2004 is the business as it existed prior to the Merger with AAC Acquisition Corp. We completed the Merger as of March 25, 2004, and as a result of adjustments to the carrying value of assets and liabilities resulting from the Merger, the financial position and results of operations for periods subsequent to the Merger may not be comparable to those of our predecessor Company.

      The summary historical financial data as at and for the fiscal year ended August 26, 2000, August 25, 2001, August 31, 2002, August 30, 2003, the period from August 31, 2003 to March 25, 2004 and the period from March 26, 2004 to August 28, 2004 is derived from the audited financial statements.

	Successor	Predecessor

	The Period from	The Period from	Fiscal Year Ended
	March 26, 2004	August 31, 2003
	to August 28,	to March 25,	August 30,	August 31,	August 25,	August 26,
	2004(1)	2004	2003	2002(2)	2001(3)	2000(4)

STATEMENT OF OPERATIONS DATA:
Net sales	$167,350	$146,721	$308,431	$304,378	$281,053	$182,285
Cost of sales	83,521	59,857	139,170	146,898	142,164	80,929

Gross profit	83,829	86,864	169,261	157,480	138,889	101,356
Selling, general and administrative expenses	62,647	74,992	129,423	129,734	119,972	85,559
Loss (gain) on extinguishment of debt	—	—	—	5,650	—	(6,695)

Operating income	21,182	11,872	39,838	22,096	18,917	22,492
Interest expense	10,257	16,455	28,940	26,026	22,846	15,691
Other expense	—	—	—	2,783	—	—

Income (loss) before
income taxes	10,925	(4,583)	10,898	(6,713)	(3,929)	6,801

Provision (benefit) for income taxes	4,459	—	132	(1,171)	(1,443)	333
Cumulative effect of change in accounting principle-loss	—	—	—	—	1,835	—

Net income (loss)	$6,466	$(4,583)	$10,766	$(5,542)	$(4,321)	$6,468

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets	$530,986	$553,589	$395,501	$401,626	$384,971	$326,553
Total debt(5)	310,658	313,040	226,710	242,117	223,609	191,253
Total stockholders’ equity	108,512	102,046	71,843	65,254	70,828	63,098
OTHER DATA:
EBITDA(6)	31,526	20,402	53,987	39,025	34,668	31,592
Capital expenditures	3,665	12,793	11,243	14,247	7,499	5,087
Depreciation and amortization	10,344	8,530	14,149	19,712	17,586	9,100

(1)	During the period from March 26, 2004 to August 28, 2004, we recognized in its consolidated statement of operations approximately $6.4 million of excess purchase price allocated to inventory as cost of sales and approximately $4.3 million of additional amortization expense of intangible assets as selling, general and administrative expenses, as compared to its historical basis of accounting prior to the Merger.

(2)	Includes the results of operations for Milestone Marketing Incorporated, or Milestone, from July 15, 2002, the date of our acquisition of Milestone.

(3)	Includes the results of operations for Educational Communications, Inc., or ECI, from March 30, 2001, the date of our acquisition of ECI. ECI sales are highly seasonal, with most shipments during the first four months of our fiscal year. In addition, in September 2002, subsequent to the issuance of our financial statements for the year ended August 25, 2001, our management determined that we should have (i) changed our revenue recognition on certain sales to independent sales representatives in order to comply with the provisions of SEC Staff Accounting Bulletin No. 101, effective August 27, 2000, and (ii) recognized an income tax benefit related to a net operating loss carryback attributable to one of our subsidiaries during the year ended August 25, 2001. As a result, the consolidated financial statements for the year ended August 25, 2001 were restated.

(4)	Includes the results of Taylor Publishing from July 27, 2000, the date of our acquisition of Taylor Publishing.

(5)	Excludes (i) approximately $5.2 million, $4.5 million, $4.3 million, $4.9 million, $2.5 million, and $5.7 million of bank overdrafts and (ii) approximately $0.0, $0.1 million, $0.1 million, $2.2 million, $4.5 million, and $3.9 million of capital lease obligations, in each case, as of August 26, 2000, August 25, 2001, August 31, 2002, August 30, 2003, March 25, 2004 and August 28, 2004, respectively.

(6)	EBITDA represents net income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. We consider EBITDA to be a key indicator of operating performance. We have included information concerning EBITDA because we use such information in the calculation of our annual management fee, in our review of the performance of our management and in our review of the performance of our business. EBITDA as presented herein are not necessarily comparable to similarly titled measures reported by other companies.

      A reconciliation of net income (loss) to EBITDA is included below:

	Successor	Predecessor

	The Period from	The Period from	Fiscal Year Ended
	March 26, 2004	August 31, 2003
	to August 28,	to March 25,	August 30,	August 31,	August 25,	August 26,
	2004(a)	2004	2003	2002	2001	2000

Net income (loss)	$6,466	$(4,583)	$10,766	$(5,542)	$(4,321)	$6,468
Interest expense	10,257	16,455	28,940	26,026	22,846	15,691
Provision (benefit) for income taxes	4,459	—	132	(1,171)	(1,443)	333
Depreciation and amortization expense	10,344	8,530	14,149	19,712	17,586	9,100

EBITDA	$31,526	$20,402	$53,987	$39,025	$34,668	$31,592

(a)	During the period from March 26, 2004 to August 28, 2004, we recognized in its consolidated statement of operations approximately $6.4 million of excess purchase price allocated to inventory as cost of sales and approximately $4.3 million of additional amortization expense of intangible assets as selling, general and administrative expenses, as compared to its historical basis of accounting prior to the Merger.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes included with this report. For the ease of comparison purposes, financial data for the period of August 31, 2003 through March 25, 2004 has been added to financial data for the periods from March 26, 2004 to August 28, 2004, to arrive at a fiscal year combined period ended August 28, 2004. This period may be referred to herein as the “combined year ended August 28, 2004” or the “combined fiscal 2004.” The Consolidated Financial Statements, and the notes thereto, have been prepared in accordance with U.S. GAAP. In reviewing this comparative financial information, readers should remember that Predecessor period results of operations do not reflect the effects of the acquisition and the application of purchase accounting. All amounts are in U.S. Dollars except otherwise indicated.

General

      We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry. Our two principal business segments are scholastic products and recognition and affinity products. The scholastic products division, which serves the high school, college and, to a lesser extent, elementary and junior high school markets, produces, markets and sells class rings, yearbooks and graduation products. The recognition and affinity products division produces, markets and sells achievement publications and recognition and affinity jewelry. Our achievement publications consist of various titles including the Who’s Who brand and The National Dean’s List, and our recognition and affinity jewelry products include military rings, family jewelry and sports championship rings.

Company Background

      Our predecessor was formed in March 1996 for the purpose of acquiring substantially all of the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L. G. Balfour Company, Inc. These acquisitions were consummated in December 1996. American Achievement Corporation was formed in June 2000 to serve as a holding company for our predecessor as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing Company, or Taylor, whose primary business was designing and printing student yearbooks. In March 2001, we acquired all of the capital stock of Educational Communications, Inc. or ECI, which publishes achievement publications. In July 2002, we acquired all the outstanding stock and warrants of Milestone Marketing Incorporated, or Milestone, a marketer of class rings and other graduation products to the college market. In January 2004, we acquired C-B Graduation Announcements, a marketer of graduation products to the college market.

      On March 25, 2004, AAC Acquisition Corp. merged with and into American Achievement Corporation, with American Achievement Corporation continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. (the “Merger”). The Merger was financed by a cash equity investment in our parent by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under our senior secured credit facility and the issuance of notes.

      Beginning on March 25, 2004, we accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” which results in a new valuation of our assets and liabilities based upon the fair values as of the date of the Merger. As required under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” we have reflected all applicable purchase accounting adjustments in the consolidated financial statements covering periods subsequent to the Merger. As required, we have established a new basis for assets and liabilities based on the amount paid for ownership at March 25, 2004. Accordingly, the purchase price of $419.2 million was allocated to the assets and liabilities based on their relative fair values.

      We estimated the fair value of our assets and liabilities, including intangible assets and property, plant and equipment, as of the Merger date and utilizing information available at the time the unaudited consolidated financial statements were prepared, including outside third party appraisals. These estimates are subject to refinement until all pertinent information is finalized.

      The purchase price was as follows (in thousands):

Purchase price		$419,200
Assets acquired	422,456
Liabilities assumed	(125,731)

Net assets acquired		296,725

Excess purchase price over net assets acquired		$122,475

      We have preliminarily allocated the purchase price in the Merger as follows (in thousands):

Current assets	$123,407
Property, plant and equipment	78,301
Goodwill	181,361
Intangible assets	157,928
Other assets	15,390
Current liabilities	(116,102)
Long-term debt	7,075
Deferred income taxes	(12,043)
Other long-term liabilities	(16,117)

Total purchase price	$419,200

      As a result of the Merger, we have reflected a pre-Merger period from August 31, 2003 to March 25, 2004 (“Predecessor”) and a post-Merger period from March 26, 2004 to August 28, 2004 (“Successor”) in our condensed consolidated financial statements for fiscal 2004.

      During the period from March 26, 2004 to August 28, 2004, we recognized in our consolidated statements of operations approximately $6.4 million of excess purchase price allocated to inventory as cost of sales and approximately $4.3 million of additional amortization expense of intangible assets as selling, general and administrative expenses, all as compared to our historical basis of accounting prior to the Merger.

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

      Revenue Recognition. We make estimates of provisions for sales returns and warranty costs are recorded at the time of sale based on historical information and current trends.

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

      Goodwill and Other Intangible Assets. We account for our long-lived assets with indefinite lives under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested for impairment upon adoption and on an annual basis thereafter. In applying this standard, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments. As of the Merger, a third party valuation was used in formulating our other intangible assets values and the residual goodwill.

      Long-lived Tangible and Intangible Assets with Definite Lives. We test our long-lived tangible and intangible assets with definite lives for impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review long-lived tangible and intangible assets with definite lives whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination is made. In applying this standard, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments. As of the Merger, a third party valuation was used in formulating our long-lived tangible and intangible assets with definite lives.

Results of Operations

      Our consolidated financial statements for the predecessor period from August 31, 2003 through March 25, 2004, were prepared using our historical basis of accounting. As a result of the Merger, we applied purchase accounting as discussed above under “Company Background.” Although a new basis of accounting began on March 26, 2004, we have presented results for the fiscal year ended August 28, 2004 on a combined basis as we believe this presentation facilitates the comparison of our results with the corresponding periods for fiscal years 2003 and 2002. The following table sets forth selected information from our consolidated financial statements of operations, expressed as a percentage of net sales:

	(Successor)	(Predecessor)			(Predecessor)

			Combined
	For the Period		Fiscal Year Ended

	March 26,	August 31,			Fiscal Year Ended		Fiscal Year Ended
	2004 —	2003 —
	August 28,	March 25,	August 28,	% of Net	August 30,	% of Net	August 31,	% of Net
	2004	2004	2004	Sales	2003	Sales	2002	Sales

Net sales	$167.4	$146.7	$314.1	100.0%	$308.4	100.0%	$304.4	100.0%
Cost of sales	83.5	59.9	143.4	45.7	139.2	45.1	146.9	48.3

Gross profit	83.9	86.8	170.7	54.3	169.2	54.9	157.5	51.7
Selling, general and administrative expense	62.7	74.9	137.6	43.8	129.4	42.0	129.7	42.6
Loss on extinguishment of debt	—	—	—	—	—	—	5.6	1.8

Operating income	21.2	11.9	33.1	10.5	39.8	12.9	22.1	7.3
Interest expense	10.2	16.5	26.7	8.5	28.9	9.4	26.0	8.6
Other expense	—	—	—	—	—	—	2.8	0.9

Income (loss) before income taxes	11.0	(4.6)	6.4	2.0	10.9	3.5	(6.7)	(2.2)

Provision (benefit) for income taxes	4.5	—	4.5	1.4	0.1	—	(1.2)	(0.4)
Cumulative effect of change in accounting principle — loss	—	—	—	—	—	—	—	—

Net income (loss)	$6.5	$(4.6)	$1.9	0.6%	$10.8	3.5%	$(5.5)	(1.8)%

For the Period March 26, 2004 to August 28, 2004 (Successor) and For the Period August 31, 2003 to March 25, 2004 (Predecessor) Combined, Compared to Year Ended August 30, 2003 (Predecessor)

      Net Sales. Net sales increased $5.7 million, or 1.8%, to $314.1 million for the combined fiscal 2004 from $308.4 million for the fiscal 2003. The increase in net sales was due to increased high school on-campus ring, yearbook, and graduation product shipments, offset by lower sales volumes in college rings, retail high school rings and recognition and affinity products.

      The following details the changes in net sales during such periods by business segment.

•	Scholastic Products. Net sales increased $6.6 million or 2.4% to $275.7 million for the combined fiscal 2004 from $269.1 million for the fiscal 2003. The increase in net sales was the result of a $9.5 million or 3.5% increase in high school on-campus rings, yearbooks, and graduation products as a result of increased unit shipments and price increases. Graduation products increased an additional $2.9 million or 1.1% as a result of the C-B Graduation Announcements acquisition. These increases were offset by a 0.9% decline in retail high school shipments as well as a 1.3% decline in college ring shipments.

•	Recognition and Affinity Products. Net sales decreased $0.9 million or 2.3% to $38.4 million for the combined fiscal 2004 from $39.3 million for the fiscal 2003. The decrease was primarily the result of a $1.3 million decrease in sales of specialty products offset by an increase in family jewelry.

      Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 54.3% for the combined fiscal 2004, a 0.6 percentage point decrease from 54.9% for the fiscal 2003. Gross profit increased $1.5 million to $170.7 million for the combined fiscal 2004 from $169.2 million for the fiscal 2003. The decrease in the gross margin percentage was a result of a purchase accounting inventory step-up adjustment of $6.4 million. Excluding the $6.4 million impact of purchase accounting, the increase in gross profit was primarily a result of the efficiencies in the yearbook and graduation product manufacturing facilities, as well as improvements in the achievement publication margins. The major improvement was a result of yearbook efficiency gains in the pre-press and press area due to investments made in the page production software and printing equipment. The increase was partially offset by increased material costs in the ring manufacturing plant as a result of gold price increases and unfavorable currency fluctuations associated with the Euro denominated purchase of precious, semi-precious and synthetic stones.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.2 million, or 6.3%, to $137.6 million for the combined fiscal 2004 from $129.4 million for the fiscal 2003. As a percentage of net sales, selling, general and administrative expenses were 43.8% for the combined fiscal 2004, a 1.8 percentage point increase from 42.0% for the fiscal 2003.

      Selling, general and administrative expenses include two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $3.6 million, or 3.7%, to $100.1 million for the combined fiscal 2004 from $96.5 million for the fiscal 2003. Of this increase, $2.5 million was due to increased mailing and printing costs related to publishing two editions of the National Dean’s List the first in November 2003 and the second in August 2004, as well as higher mailing costs associated with the high school publication as a result of the first marketing effort timing coinciding with the beginning of the United States Iraqi conflict. The remaining increase was mainly a result of increased commission expense directly related to the high school on-campus increase in net sales. General and administrative expenses increased $4.6 million or 13.9%, to $37.5 million, or 12.0% of net sales for the combined fiscal 2004, as compared to $32.9 million, or 10.7% of net sales, for the fiscal 2003. The increase in general and administrative expense is a result of the impact of purchase accounting increasing amortization expense by $4.3 million.

      Operating Income (Loss). As a result of the foregoing, operating income was $33.1 million, or 10.5% of net sales for combined fiscal 2004, as compared with operating income of $39.8 million, or 12.9% of net sales, for fiscal 2003. Operating income for the combined fiscal 2004 includes a negative impact of $10.7 million due to purchase accounting. The scholastic products segment reported operating income of $28.7 million for the combined fiscal 2004, compared to operating income of $30.3 million for fiscal 2003. The recognition and affinity products segment reported operating income of $4.4 million for the combined fiscal 2004, compared to operating income of $9.5 million for fiscal 2003.

      Interest Expense. Interest expense was $26.7 million for the combined fiscal 2004 and $28.9 million for fiscal 2003. The average debt outstanding was $264.7 million for the combined fiscal 2004 compared to $235.9 million for fiscal 2003. The weighted average interest rate on debt outstanding was 10.1% for the combined fiscal 2004 compared to 12.3% for fiscal 2003.

      Provision (Benefit) for Income Taxes. For the combined fiscal 2004, we recognized a tax provision of $4.5 million compared to a tax provision of $0.1 million for fiscal 2003. For the period from March 26, 2004 to August 28, 2004, our tax rates were calculated based on a 35% federal and 4% state tax rates, for an overall effective tax rate of 39%. The tax rate for the period March 26, 2004 to August 28, 2004 reflects the creation of a net deferred tax liability as a result of the purchase accounting adjustments made in connection with the Merger. For the period August 31, 2003 to March 25, 2004, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. Although state taxes are expected for the combined fiscal 2004, no benefit has been recorded for the period from August 31, 2003 to March 25, 2004 due to the valuation allowance. For fiscal 2003, the effective tax rate reflects the state tax expense expected for the year.

      Net Income (loss). As a result of the foregoing, we reported net income of $1.9 million for the combined fiscal 2004 as compared to net income of $10.8 million for fiscal 2003.

Fiscal Year Ended August 30, 2003 Compared To Fiscal Year Ended August 31, 2002

      Net Sales. Net sales increased $4.0 million, or 1.3%, to $308.4 million in fiscal 2003, from $304.4 million in fiscal 2002. This increase was due primarily to the inclusion of $5.4 million of net sales from Milestone in fiscal 2003, which was acquired effective July 15, 2002, compared to $1.0 million of Milestone net sales being included in our results in fiscal 2002, and an increase in sales of $3.9 million from ECI, primarily as a result of our publication of ECI’s teachers publication in fiscal 2003. These increases were partially offset by a decrease in yearbook sales of $3.9 million, largely as a result of the fourth quarter of fiscal 2002 containing an extra week.

      The following details the changes in net sales during such periods by business segment.

•	Scholastic Products. Net sales decreased slightly to $269.1 million in fiscal 2003 from $269.4 million in fiscal 2002. Of this decrease, $3.9 million was due to a decrease in yearbook contracts and $1.4 million was due to a decrease in unit volumes of high school and college class rings. These decreases were offset by a $4.4 million increase in Milestone net sales and a $0.7 million increase in graduation products.

•	Recognition and Affinity Products. Net sales increased $4.3 million to $39.3 million in fiscal 2003 from $35.0 million in fiscal 2002. The increase was primarily the result of a $3.9 million increase in net sales attributable to ECI and $2.8 million in increased sales of specialty products, partially offset by a $2.2 million decrease resulting from the discontinuation of reunion services in fiscal 2002.

      Gross Profit. Gross margin was 54.9% in 2003, a 3.2 percentage point increase from 51.7% in 2002. The gross margin increase in fiscal 2003 was the result of an increase in margins for yearbooks associated with the implementation of new technology and class rings due to increased labor efficiencies as well as the introduction of the new white metal ring base. Gross profit gains were partially offset by a decrease resulting from the discontinuation of reunion services in fiscal 2002.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million to $129.4 million in fiscal 2003 from $129.7 million in fiscal 2002. As a percentage of net sales, selling, general and administrative expenses decreased 0.6 percentage points in fiscal 2003, compared to fiscal 2002. Selling and marketing expenses were $96.5 million, or 31.3% of net sales, in fiscal 2003, compared to $90.6 million, or 29.8% of net sales, in fiscal 2002. The increase in selling and marketing expenses was largely a result of increased marketing efforts for class rings, yearbooks and graduation products, an increase as a result of the Milestone acquisition, and increased marketing costs related to ECI’s teachers publication. General and administrative expenses in fiscal 2003 were $32.9 million, or 10.7% of net sales, compared to $39.1 million, or 12.9% of net sales, in 2002. The decrease in general and administrative expenses as a percentage of net sales was primarily the result of a $5.6 million decrease related to the adoption of SFAS No. 142, in which goodwill and trademarks are no longer amortized.

      Loss on Extinguishment of Debt. In conjunction with the issuance of our existing unsecured senior notes and entering into our existing senior secured credit facility on February 20, 2002, we paid off the then outstanding term loans and revolver under our former credit facility, as well as our bridge notes to affiliates. As a result, a loss of $5.7 million was recognized in fiscal 2002 relating to the write-off of unamortized deferred financing costs.

      Operating Income. As a result of the foregoing, operating income was $39.8 million, or 12.9% of net sales, in fiscal 2003, compared with $22.1 million, or 7.3% of net sales, in fiscal 2002. The scholastic products segment reported operating income of $30.3 million and the recognition and affinity products segment reported operating income of $9.5 million for fiscal 2003. The adoption of SFAS No. 145 required us to reclassify the $5.7 million loss from extinguishment of debt from extraordinary items into operating expenses for fiscal 2002.

      Interest Expense, Net. Net interest expense was $28.9 million in fiscal 2003 and $26.0 million in fiscal 2002. The average daily debt outstanding in fiscal 2003 and in fiscal 2002 was $235.9 million and $225.7 million, respectively. The weighted average interest rate on debt outstanding in fiscal 2003 and in fiscal 2002 was 12.3% and 11.5%, respectively.

      Other Expense. Other expense was $0 for fiscal 2003 and $2.8 million for fiscal 2002. Of the $2.8 million in fiscal 2002, $2.6 million was a result of the termination and reclassification of interest rate swaps that were entered into in conjunction with the issuance of the existing unsecured senior notes and the entering into of the existing senior secured credit facility on February 20, 2002. The remaining interest rate swap agreement represented a notional amount of $25 million that was classified as a trading derivative in fiscal 2002. As such, changes in the fair value of this derivative resulted in a charge of $0.2 million for fiscal 2002. As of August 31, 2002, the fair value of this derivative represented a liability of approximately $0.9 million, and the contract expired during fiscal 2003.

      Provision (Benefit) for Income Taxes. For fiscal 2003 and fiscal 2002, we recorded an income tax provision of $0.1 million and an income tax benefit of $1.2 million, respectively. Our provision in fiscal 2003 relates to state income taxes. No net federal income tax expense was reported for fiscal 2003 due to a tax loss that was expected for the year. Our benefit in fiscal 2002 related to the net operating loss carryback generated in fiscal 2002 and prior years attributable to losses realized by Taylor Senior Holding Company. No net federal income tax benefit was reflected in the statement of operations for fiscal 2003 for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards was not considered to be more likely than not.

      Net Income (Loss). As a result of the foregoing, we reported net income of $10.8 million in fiscal 2003, compared to a net loss of $5.5 million in fiscal 2002.

Liquidity and Capital Resources

      Operating Activities. Operating activities provided $36.8 million of cash during the combined fiscal 2004, compared to $26.5 million during the fiscal 2003. The improvement in cash provided by operating activities during the fiscal 2004 was primarily attributable to changes in inventories of $5.2 million, accounts payable, accrued expenses, and other long-term liabilities of $20.2 million, and deferred revenue of $1.8 million, partially offset by changes in net income (net of non-cash items) of $4.4 million, accounts receivable of $2.0 million and prepaid expenses and other assets of $10.5 million.

      Operating activities provided $26.5 million of cash during fiscal 2003, compared to $23.3 million during fiscal 2002. The improvement in cash provided by operating activities in 2003 was primarily driven by higher net income, as well as decreases in receivables and inventory.

      Investing Activities. Capital expenditures in the combined fiscal 2004, fiscal 2003, and fiscal 2002 were $16.5 million, $11.2 million, and $14.2 million, respectively. The increases in capital expenditures in fiscal 2004, 2003 and fiscal 2002 were primarily attributable to purchases of new printing presses and fully integrating digital technology throughout our yearbook production process. Also affecting investing activities in the combined fiscal 2004 was the C-B Graduation Announcements acquisition and the Merger. In fiscal 2002 investing activities were affected by the Milestone acquisition. Our projected capital expenditures for fiscal 2005 are expected to be approximately $14 million.

      Financing Activities. Net cash provided by financing activities was $90.4 million for the combined fiscal 2004 compared to net cash used of $15.1 million for the fiscal 2003. For the fiscal 2004, cash provided by financing activities was used to pay off existing debt and equity holders as part of the Merger. Net cash used in financing activities in fiscal 2003 was $15.1 million, which was primarily used to repay revolver borrowings. Net cash provided from financing activities in fiscal 2002 was $4.7 million.

      Capital Resources. In February 2002 of fiscal 2002, we issued $177.0 million of unsecured senior notes due 2007 and entered into a $40.0 million senior secured revolving credit facility. At that time, we repaid in full all outstanding term loans and revolving loans under the former credit agreement, as well as the outstanding bridge note, and settled all but $25.0 million (notional amount) of our interest rate swap agreements. As of the date of the Merger, we repaid in full all amounts outstanding under this senior secured revolving credit facility and $170.0 million of the unsecured senior notes due 2007.

      In connection with the Merger, we entered into our existing $195.0 million senior secured credit facility and issued $150.0 million of the 8.25% senior subordinated notes. Certain provisions of these financing arrangements are described below.

      Our senior secured credit facility provides a $155.0 million term loan, maturing in 2011, and up to $40.0 million in available revolving loan borrowings, maturing in 2010. As of August 28, 2004, the revolver was undrawn. Our senior secured credit facility imposes certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, our senior secured credit facility contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on our ability to make capital expenditures. Our senior secured credit facility is secured by substantially all of our assets, is guaranteed by and secured by the assets of certain of our existing and future domestic subsidiaries, if any, and by a pledge of all of the capital stock of certain of our existing and future domestic subsidiaries, if any. Our senior secured credit facility is also guaranteed by our parent, AAC Holding Corp.

      We are required to pay cash interest on the 8.25% notes semi-annually in arrears on April 1 and October 1 of each year. The 8.25% notes have no scheduled amortization and mature on April 1, 2012. The indenture governing the 8.25% notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The 8.25% notes are guaranteed by certain of our existing and future domestic subsidiaries.

      We expect that cash generated from operating activities and availability under our new senior secured credit facility will be our principal sources of liquidity. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our senior secured credit facility in amounts sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs.

Off Balance-Sheet Obligations

      Gold Consignment Agreement. On March 25, 2004, we signed the First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold with The Bank of Nova Scotia. Under this agreement, we have an ability to have on consignment gold with aggregate value less than or equal to the lowest of: (i) the dollar value of 27,000 troy ounces of gold, (ii) $14.2 million and (iii) a borrowing base, calculated based on a percentage of the value of gold held at our facilities and other approved locations, as specified by the agreement. Under the terms of this arrangement, we do not own the consigned gold nor do we have risk of loss related to such inventory until we pay The Bank of Nova Scotia for quantities purchased. Accordingly, we do not reflect the value of consigned gold in our inventory, nor do we reflect the corresponding liability for financial statement purposes. As of August 28, 2004 and August 30, 2003, we held approximately 19,461 ounces and 17,780 ounces of gold, respectively, with values of $7.9 million and $6.7 million, respectively.

      The agreement can be terminated by either us or The Bank of Nova Scotia with 60 days prior written notice to the other party.

Contractual Obligations

      As of August 28, 2004, the due dates and amounts of our contractual obligations are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2005	2006	2007	2008	2009	Thereafter	Total

8 1/4% Senior subordinated debt	$—	$—	$—	$—	$—	$150,000	$150,000
11 5/8% Senior unsecured notes	—	—	6,045	—	—	—	6,045
Interest on fixed rate debt	13,081	13,081	12,728	12,375	12,375	31,969	95,609
Term loan(a)	1,550	1,550	1,550	1,550	1,550	146,863	154,613
Operating leases(b)	2,206	1,835	1,322	817	315	2,404	8,899
Capital leases(c)	1,387	1,349	1,332	174	—	—	4,242

Total	$18,224	$17,815	$22,977	$14,916	$14,240	$331,236	$419,408

(a)	No interest expense has been included on our obligations with variable interest rates.

(b)	Some of our rental property leases contain options to renew the leased space for periods up to an additional ten years.

(c)	The total balance of gross capital lease assets is $5,022 as of August 28, 2004 and $2,797 as of August 30, 2003, with accumulated depreciation of $284 and $292, respectively.

      In addition, we entered into a new management agreement with an affiliate of Fenway Partners pursuant to which we, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement).

Seasonality

      The seasonal natures of our various businesses tend to be tempered by our broad product mix. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of May through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are also seasonal. The majority of our achievement publications are shipped in November and August of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day.

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

      Interest Rate Risk. We have exposure to market risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements. The interest rates are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. Our other financial instruments subject to interest rate risk consist of long-term debt and notional amount under the gold consignment agreement. With respect to our new senior secured credit facility, each bearing interest at variable rates, each quarter point change in interest rates would result in a $0.5 million change in annual interest expense on the senior secured credit facility, assuming the entire revolving loan was drawn.

      Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single source supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The prices for these products are denominated in Euros. In order to hedge market risk, we have from time-to-time purchased forward currency contracts. Each ten percent change in the Euro rate would result in a $0.8 million change in cost of goods sold, assuming stone purchase levels approximate the levels in the combined fiscal 2004. During the combined fiscal 2004, we did not purchase any Euro forward contracts and did not have any such contracts outstanding.

      Gold. We purchase all of our gold from The Bank of Nova Scotia through our existing gold consignment agreement described above. We consign the majority of our gold and pay for gold as our products are shipped to customers. Each ten percent change the price of gold would result in a $2.3 million change in cost of goods sold, assuming gold purchase levels approximate the levels in the combined fiscal 2004. As of August 28, 2004, we had hedged most of our gold requirements for the fiscal year 2005 through the purchase of gold options.

Recent Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt became effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 required us to reclassify certain items from extraordinary items into operating income (loss).

      In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued, which addressed financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan or disposal activity. The adoption of SFAS No. 146 in January 2003 did not have a significant impact on our financial statements.

      In December 2002, SFAS 148 was issued, which amended SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure requirements were effective for us beginning December 15, 2002 and we have complied with those requirements. The adoption of the additional reporting requirements of SFAS 148 in December 2002 did not have a significant impact on our financial statements.

      In December 2002, FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was issued, which addressed the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees and clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of FIN 45 in December 2002 did not have a significant impact on our financial statements.

      In April 2003, SFAS No. 149, or SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” was issued, which amended and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS 149 in the third quarter of fiscal 2003 did not have a significant impact on our financial statements.

      In May 2003, SFAS No. 150, or SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued, which established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We adopted SFAS 150 beginning in September 2003. The adoption of this standard did not have a significant impact on our financial statements.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” In December 2003, the FASB revised FIN No. 46 to reflect decisions it made regarding a number of implementation issues. FIN No. 46, as revised, requires that the primary beneficiary of a variable interest entity, or VIE, consolidate the entity even if the primary beneficiary does not have a majority voting interest. This Interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This Interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The Interpretation also establishes additional disclosures which are required regarding an enterprise’s involvement with a VIE when it is not the primary beneficiary. The requirements of this Interpretation are required to be applied to any VIE created after January 31, 2003. We adopted FIN 46 in the first quarter of fiscal year 2004. The adoption of this standard did not have a significant impact on our financial statements.

      In December 2003, the FASB amended SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendment revised employers’ disclosures about pension plans and other post retirement benefit plans to require additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. We adopted the additional disclosure requirements in the third quarter of fiscal 2004.

      In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a significant impact on our financial statements.

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. In accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) 106-1, all amounts are presented without reflecting any potential effects of the Act. On May 19, 2004, the FASB issued FSP 106-2, which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost to reflect the effects of the Act in the first interim period beginning after June 15, 2004. We do not expect the adoption of the Act to have a significant impact on our consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Achievement Corporation

      We have audited the accompanying consolidated balance sheets of American Achievement Corporation and subsidiaries (the “Company”) as of August 28, 2004 (Successor) and August 30, 2003 (Predecessor) and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from March 26, 2004 to August 28, 2004 (Successor, five months), from August 31, 2003 to March 25, 2004 (Predecessor, seven months) and for each of the two fiscal years in the period ended August 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 28, 2004 and August 30, 2003, and the results of its operations and its cash flows for the periods from March 26, 2004 to August 28, 2004, from August 31, 2003 to March 25, 2004 and for each of the two fiscal years in the period ended August 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of September 1, 2002 upon the adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

/s/ DELOITTE & TOUCHE LLP

Austin, Texas

October 29, 2004

AMERICAN ACHIEVEMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Successor)	(Predecessor)

	August 28,	August 30,
	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,038	$1,735
Accounts receivable, net of allowance for doubtful accounts of $2,862 and $3,242, respectively	43,321	44,193
Inventories, net	23,023	23,310
Deferred tax asset	10,165	6,378
Prepaid expenses and other current assets, net	26,230	23,939

Total current assets	105,777	99,555
PROPERTY, PLANT AND EQUIPMENT, net	76,565	65,307
GOODWILL	182,080	162,059
Other intangible assets, net	163,473	60,214
OTHER ASSETS	3,091	8,366

Total assets	$530,986	$395,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdraft	$5,733	$4,877
Accounts payable	9,842	6,564
Customer deposits	17,807	21,393
Accrued expenses	29,814	26,106
Accrued management fee — related party	500	750
Deferred revenue	5,503	5,123
Accrued interest	7,334	4,231
Current portion of long-term debt	1,550	—

Total current liabilities	78,083	69,044
LONG-TERM DEBT, net of current portion	309,108	226,710
Deferred income taxes	25,844	6,378
OTHER LONG-TERM LIABILITIES	9,439	3,476

Total liabilities	422,474	305,608
REDEEMABLE MINORITY INTEREST IN SUBSIDIARY	—	18,050
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,200,000 shares authorized, 1,007,366 shares issued and outstanding at August 30, 2003; liquidation preference of $100,737 at August 30, 2003	—	10
Common stock, $.01 par value, 1,250,000 shares authorized, 1,015,426 and 809,775 shares issued and outstanding, respectively	10	8
Additional paid-in capital	102,036	95,350
Accumulated earnings (deficit)	6,466	(18,375)
Accumulated other comprehensive loss	—	(5,150)

Total stockholders’ equity	108,512	71,843

Total liabilities and stockholders’ equity	$530,986	$395,501

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	(Successor)		(Predecessor)

	For the Period		For the Year Ended

	March 26, 2004-	August 31, 2003-	August 30,	August 31,
	August 28, 2004	March 25, 2004	2003	2002

Net sales	$167,350	$146,721	$308,431	$304,378
Cost of sales	83,521	59,857	139,170	146,898

Gross profit	83,829	86,864	169,261	157,480
Selling, general and administrative expenses	62,647	74,992	129,423	129,734
Loss on extinguishment of debt	—	—	—	(5,650)

Operating income	21,182	11,872	39,838	22,096
Interest expense	10,257	16,455	28,940	26,026
Other expense	—	—	—	2,783

Income (loss) before income taxes	10,925	(4,583)	10,898	(6,713)
Benefit (provision) for income taxes	(4,459)	—	(132)	1,171

Net income (loss)	6,466	(4,583)	10,766	(5,542)
Preferred dividends	—	(700)	(1,200)	(1,200)

Net income (loss) applicable to common stockholders	$6,466	$(5,283)	$9,566	$(6,742)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	(Successor)		(Predecessor)

	For the Period		For the Year Ended

	March 26, 2004-	August 31, 2003-	August 30,	August 31,
	August 28, 2004	March 25, 2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,466	$(4,583)	$10,766	$(5,542)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,344	8,530	14,149	19,712
Deferred income taxes	4,309	—	—	—
Loss on extinguishment of debt	—	—	—	5,650
Amortization of debt discount and deferred financing fees	629	1,197	2,051	1,355
Unrealized loss on free-standing derivative	—	—	—	182
Provision for doubtful accounts	(236)	(144)	(376)	145
Changes in assets and liabilities:
Accounts receivable	(1,506)	2,758	2,469	3,582
Inventories, net	26,266	(18,963)	2,117	1,380
Income tax receivable	—	—	738	38
Prepaid expenses and other current assets, net	(16,262)	2,573	(2,296)	(5,057)
Other assets	810	(959)	(1,043)	(739)
Deferred revenue	2,615	(2,235)	(1,392)	(284)
Accounts payable, accrued expenses, and other long-term liabilities	(36,862)	52,053	(685)	2,888

Net cash provided by (used in) operating activities	(3,427)	40,227	26,498	23,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,665)	(12,793)	(11,243)	(14,247)
Sale of property, plant and equipment	—	—	—	673
Acquisitions of businesses, net of cash acquired	—	(109,406)	—	(15,502)

Net cash used in investing activities	(3,665)	(122,199)	(11,243)	(29,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	—	4,000	47,500)	56,905
Payments on revolver	—	(13,500)	(63,175)	(65,589)
Proceeds of common stock issuance	—	102,046	40	—
Proceeds from term loan	(387)	155,000	—	—
Proceeds from 8.25% senior subordinated notes	—	150,000	—	—
Proceeds from credit facility revolver	5,000	2,000	—	—
Payments on credit facility revolver	(7,000)	—	—	—
Redemption of common and preferred stock	—	(95,368)	—	—
Redemption of 11% senior subordinated notes	—	(41,355)	—	—
Redemption of 11 5/8% senior unsecured notes	—	(170,925)	—	—
Payments on term loan facility	—	—	—	(121,400)
Proceeds from debt issuance, net of costs	—	—	—	166,612
Payment of bridge notes to affiliate	—	—	—	(28,383)
Repayment of interest rate swaps	—	—	—	(3,279)
Change in bank overdraft	3,252	(2,396)	553	(174)

Net cash provided by (used in) financing activities	865	89,502	(15,082)	4,692)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,227)	7,530	173	(1,074)
CASH AND CASH EQUIVALENTS, beginning of period	9,265	1,735	1,562	2,636

CASH AND CASH EQUIVALENTS, end of period	$3,038	$9,265	$1,735	$1,562

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for:
Interest	$2,567	$18,873	$26,790	$24,001

Income taxes	$88	$178	$133	$802

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Accrued preferred stock dividends	$—	$700	$1,200	$1,200

Issuance of preferred stock in settlement of obligation	$—	$—	$—	$550

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

						Accumulated
						Other
	Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated
					Paid-in	Income	Earnings
	Shares	Amount	Shares	Amount	Capital	(Loss)	(Deficit)	Total

BALANCE, August 25, 2001 (Predecessor)	1,001,347	$10	809,351	$8	$94,760	$(2,751)	$(21,199)	$70,828
Comprehensive loss —
Net loss	—	—	—	—	—	—	(5,542)	(5,542)
Adjustment to minimum pension liability	—	—	—	—	—	(1,614)	—	(1,614)
Change in effective portion of derivative loss	—	—	—	—	—	(377)	—	(377)
Reclassification into earnings for derivative termination	—	—	—	—	—	2,609	—	2,609

Total comprehensive income (loss)	—	—	—	—	—	618	(5,542)	(4,924)
Accrued dividends on minority interest in CBI	—	—	—	—	—	—	(1,200)	(1,200)
Issuance of American Achievement Series A Preferred Stock	5,500	—	—	—	550	—	—	550

BALANCE, August 31, 2002 (Predecessor)	1,006,847	$10	809,351	$8	$95,310	$(2,133)	$(27,941)	$65,254

Comprehensive income —
Net income	—	—	—	—	—	—	10,766	10,766
Adjustment to minimum pension liability	—	—	—	—	—	(3,017)	—	(3,017)

Total comprehensive income (loss)	—	—	—	—	—	(3,017)	10,766	7,749
Accrued dividends on minority interest in CBI	—	—	—	—	—	—	(1,200)	(1,200)
Issuance of stock	519	—	424	—	40	—	—	40

BALANCE, August 30, 2003 (Predecessor)	1,007,366	$10	809,775	$8	$95,350	$(5,150)	$(18,375)	$71,843

Comprehensive loss —
Net loss	—	—	—	—	—	—	(4,583)	(4,583)
Adjustment to minimum pension liability	—	—	—	—	—	40	—	40

Total comprehensive loss	—	—	—	—	—	40	(4,583)	(4,543)
Accrued dividends on minority interest in CBI	—	—	—	—	—	—	(700)	(700)
Repurchase of common and preferred stock	(1,007,366)	(10)	(809,775)	(8)	(95,350)	—	—	(95,368)
Issuance of common stock			1,015,426	10	102,036	—	—	102,046
Effect of purchase accounting	—	—	—	—	—	5,110	23,658	28,768

BALANCE, March 25, 2004 (Predecessor)	—	$—	1,015,426	$10	$102,036	$—	$—	$102,046
Net income	—	—	—	—	—	—	$6,466	$6,466

BALANCE, August 28, 2004 (Successor)	—	$—	1,015,426	$10	$102,036	$—	$6,466	$108,512

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

1.	Summary of Organization and Significant Accounting Policies

      American Achievement Corporation, a Delaware corporation (together with its subsidiaries, “AAC” or the “Company”), is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company also operates a division which sells achievement publications in the specialty directory publishing industry nationwide. The Company markets its products and services primarily in the United States and operates in two reporting segments, scholastic products and recognition and affinity products. The Company’s corporate offices and primary manufacturing facilities are located in Austin and Dallas, Texas.

BASIS OF PRESENTATION

      The consolidated financial statements for the predecessor period from August 31, 2003 through March 25, 2004 were prepared using the historical basis of accounting. As a result of the merger transaction as discussed in Note 2, the Company applied purchase accounting and a new basis of accounting began on March 26, 2004. The Company has reflected a predecessor period from August 31, 2003 to March 25, 2004 and a successor period from March 26, 2004 to August 28, 2004 in the Company’s consolidated financial statements for fiscal 2004.

FISCAL YEAR-END

      The Company uses a 52/53-week fiscal year ending on the last Saturday of August.

CONSOLIDATION

      The consolidated financial statements include the accounts of American Achievement Corporation (the “Company”) and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The 8 1/4% Senior Subordinated Notes Due 2012 (the “Senior Sub Notes”) are guaranteed by certain direct and indirect domestic subsidiaries of the Company. The guarantees by the guarantor subsidiaries are full, unconditional, and joint and several. American Achievement Corporation is a holding Company with no independent assets or operations other than its investment in its subsidiaries.

CHANGE IN ACCOUNTING PRINCIPLE

      Effective September 1, 2002, the Company adopted Statement of Financial Accounts Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which revises the accounting for purchased goodwill and intangible assets with indefinite lives. This statement was applied to all goodwill and other intangible assets with indefinite lives recognized on the balance sheet, regardless of when those assets were initially recorded. Upon its adoption, the Company no longer amortized its goodwill or trademarks.

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company makes estimates of potentially uncollectible customer accounts receivable. The Company believes that its credit risk for these receivables is limited because of its large number of customers and the relatively small account balances for most of its customers. The Company evaluates the adequacy of the allowance on a periodic basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to repay and prevailing economic conditions. The Company makes adjustments to the allowance balance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

INVENTORIES

      Inventories, which include raw materials, labor and manufacturing overhead, are stated at the lower of cost or market using the first-in, first-out (FIFO) method, net of allowance for obsolete inventory.

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

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at historical cost for the predecessor period through March 25, 2004, at which time the Company adjusted property and equipment to fair value in accordance with purchase accounting. Property, plant and equipment are stated at cost, net of accumulated depreciation. Maintenance, repairs and minor replacements are charged against operations as incurred; major replacements and betterments are capitalized. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected as other income or expense for the period. Depreciation is provided principally using the straight-line method based on estimated useful lives of the assets as follows:

Description	Useful Life

Buildings and improvements	10 to 25 years
Tools and dies	8 years
Machinery and equipment	2 to 10 years
Leasehold improvements	Term of lease

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangible assets are originally recorded at their fair values at the date of acquisition. Goodwill and indefinite-lived intangibles are no longer amortized, but are tested annually for impairment, or more frequently if impairment indicators occur. Prior to fiscal 2002, goodwill and intangibles were amortized over their estimated useful lives, not to exceed a period of forty years. Definite-lived intangibles are amortized over their estimated useful lives and are evaluated for impairment annually, or more frequently if impairment indicators are present, using a process similar to that used to test other long-lived assets for impairment.

      The impact of the implementation of SFAS No. 142 is as follows:

			For the	For the
	For the Period	For the Period	Year Ended	Year Ended

	March 26, 2004-	August 31, 2003-	August 30,	August 31,
	August 28, 2004	March 25, 2004	2003	2002

Reported net income (loss)	$6,466	$(4,583)	$10,766	$(5,542)
Add: goodwill amortization	—	—	—	4,013
Add: trademark amortization	—	—	—	1,544

Pro forma net income	$6,466	$(4,583)	$10,766	$15

IMPAIRMENT OF LONG-LIVED ASSETS

      SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires an entity to review long-lived tangible and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination was made. In applying SFAS 144, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate it utilizes to evaluate potential investments.

CUSTOMER DEPOSITS

      Amounts received from customers in the form of cash down payments to purchase goods are recorded as a liability until the goods are delivered.

INCOME TAXES

      In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized net

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of any valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, bank overdraft, accounts payable and long-term debt (including current maturities). The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, bank overdraft and accounts payable approximate fair value due to their short-term nature. The fair value of the Company’s long-term debt approximates the recorded amount based on current rates available to the Company for debt with the same or similar terms.

DERIVATIVE FINANCIAL INSTRUMENTS

      The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” beginning on August 27, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS No. 133 did not have a material effect on the Company’s financial statements.

      The Company designates its derivatives based upon criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

      Trading derivatives are reflected in other current liabilities at their fair value with any changes in fair value being reported in other income or expense.

STOCK-BASED COMPENSATION

      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 (“SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123.” The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148.

      Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in the period August 31, 2003 to March 25, 2004 and fiscal years ended 2003 and

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net income (loss) would have been reported as follows:

	(Predecessor)

	For the Period	For the Year	For the Year
	August 31, 2003-	Ended	Ended
	March 25,	August 30,	August 31,
	2004	2003	2002

Net income (loss)	$(4,583)	$10,766	$(5,542)
Less: stock-based compensation expense, net of related taxes	11	30	8

Net income (loss) — pro forma	$(4,594)	$10,736	$(5,550)

      The Company did not have any options outstanding during the period March 26, 2004 to August 28, 2004.

      The fair value of each option grant is estimated at the date of grant using the period August 31, 2003 to March 25, 2004 and fiscal years ended 2003 and 2002:

		For the Year	For the Year
	For the Period	Ended	Ended
	March 25,	August 30,	August 31,
	2004	2003	2002

Risk-free interest rate	3.93%	3.93%	4.88%
Expected life	10 years	10 years	10 years
Volatility	25%	25%	28%
Dividend yield	—	—	—

REVENUE RECOGNITION AND WARRANTY COSTS

      The Company’s revenues from product sales, excluding revenue through independent sales representatives, are recognized at the time the product is shipped, the risks and rewards of ownership have passed to the customer and collectibility is reasonably assured. Provisions for sales returns, warranty costs and rebate expenses are recorded at the time of sale based upon historical information and current trends.

      The Company’s accounting method for recognizing revenue and related gross profit on sales to independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue is deferred until the independent sales representative delivers the product and title passes to the Company’s end customer.

      The Company recognizes revenues on its publishing operations based upon the completed contract method, and revenue is recognized when the products are shipped.

      Provisions for warranty costs related to the Company’s products, sales returns and uncollectible amounts are recorded based on historical information and current trends.

SEASONALITY

      The seasonal natures of the Company’s various businesses tend to be tempered by its broad product mix. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of May through June, as yearbooks are typically shipped prior to each school’s summer

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

break. The Company’s recognition and affinity product line sales are also seasonal. The majority of the Company’s achievement publications are shipped in November and August of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day.

      As a result of the foregoing, the Company has historically experienced operating losses during our fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. In addition, the Company’s working capital requirements tend to exceed its operating cash flows from April through August.

CONCENTRATION OF CREDIT RISK

      Credit is extended to certain industries, such as educational and retail, which may be affected by changes in economic or other external conditions. The Company’s policy is to manage its exposure to credit risk through credit approvals and limits.

SHIPPING AND HANDLING FEES

      In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company recognizes as revenue amounts billed to customers related to shipping and handling, with the related expense recorded as a component of cost of sales.

SUPPLIER CONCENTRATION

      The Company purchases substantially all synthetic and semi-precious stones from a single supplier located in Germany.

ADVERTISING

      The Company expenses advertising costs as incurred; however in accordance with AICPA Statement of Position 93-7 “Reporting on Advertising Costs” the Company defers certain advertising costs until the first time the advertising takes place. These deferred advertising costs are included in prepaid expenses and other current assets.

      Selling, general and administrative expenses for the Company include advertising expenses of $2,446, for the period from March 26, 2004 to August 28, 2004 and $5,260 for the period August 31, 2003 to March 25, 2004 and $7,204 and $6,905 for the years ended, August 30, 2003 and August 31, 2002, respectively.

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

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RECLASSIFICATIONS

      Certain reclassifications of prior-year balances have been made to conform to the current-year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt became effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 required the Company to reclassify certain items from extraordinary items into operating income (loss).

      In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan or disposal activity. The adoption of SFAS No. 146 in January 2003 did not have a significant impact on the Company’s financial statements.

      In December 2002, SFAS 148 was issued, which amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure requirements were effective for the Company beginning December 15, 2002 and the Company has complied with those requirements. The adoption of the additional reporting requirements of SFAS 148 in December 2002 did not have a significant impact on the Company’s financial statements.

      In December 2002, FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was issued, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees and clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of FIN 45 in December 2002 did not have a significant impact on the Company’s financial statements.

      In April 2003, SFAS No. 149 (“SFAS 149”), “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” was issued, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS 149 in the third quarter of the fiscal year ended 2003 did not have a significant impact on the Company’s financial statements.

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 during the first quarter of fiscal year 2004. The adoption of this standard did not have a significant impact on the Company’s financial statements.

      In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” In December 2003, the FASB revised FIN No. 46 to reflect decisions it made regarding a number of implementation issues. FIN No. 46, as revised, requires that the primary beneficiary of a variable interest entity (VIE) consolidate the entity even if the primary beneficiary does not have a majority voting interest. This Interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This Interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The Interpretation also establishes additional disclosures which are required regarding an enterprise’s involvement with a VIE when it is not the primary beneficiary. The requirements of this Interpretation are required to be applied to any VIE created after January 31, 2003. The Company adopted FIN 46 in the first quarter of fiscal year 2004. The adoption of this standard did not have a significant impact on the Company’s financial statements.

      In December 2003, the FASB amended SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendment revised employers’ disclosures about pension plans and other post retirement benefit plans to require additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. The Company adopted the additional disclosure requirements in the third quarter of fiscal 2004.

      In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a significant impact on the Company’s financial statements.

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. In accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) 106-1, all amounts are presented without reflecting any potential effects of the Act. On May 19, 2004, the FASB issued FSP 106-2, which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost to reflect the effects of the Act in the first interim period beginning after June 15, 2004. The Company does not expect the adoption of the Act to have a significant impact on its consolidated financial statements.

2.	Merger

      The Merger was financed by a cash equity investment in Holdings by an investor group led by Fenway Partners of $102.0 million, the borrowing by the Company of $155.0 million under a seven-year term loan and $2.0 million under a six-year revolving loan, each under the Company’s new senior secured credit facility, the issuance by the Company of $150.0 million aggregate principal amount of 8.25% senior subordinated notes due 2012, and the untendered Senior Unsecured Notes of $6.0 million. Proceeds of

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these financing arrangements were used to redeem the outstanding Series A Preferred Stock, refinance the Company’s existing indebtedness, including the redemption of the outstanding Senior Notes of $41.4 million and completion of a debt tender offer to acquire all of the existing Senior Notes, and pay transaction costs and expenses. Pursuant to the debt tender offer, the Company retired $170.9 million of outstanding Senior Unsecured Notes for an aggregate of $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. In addition, as part of the Merger, the Company terminated its existing Senior Secured Credit Facility and terminated its management contract with its previous owners. The Company also entered into an amendment of its existing gold consignment agreement and entered into a new management agreement with an affiliate of Fenway Partners.

      Beginning on March 26, 2004, the Company accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” which results in a new valuation for the assets and liabilities of the Company based upon the fair values as of the date of the Merger. As required under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” the Company has reflected all applicable purchase accounting adjustments in the consolidated financial statements covering periods subsequent to the Merger. As required, the Company has established a new basis for assets and liabilities based on the amount paid for ownership at March 25, 2004. Accordingly, the purchase price of $419.2 million was allocated to the assets and liabilities based on their relative fair values.

      The purchase price was as follows:

Purchase price		$419,200
Assets acquired	422,456
Liabilities assumed	(125,731)

Net assets acquired		296,725

Excess purchase price over net assets acquired		$122,475

      The Company has preliminarily allocated the purchase price in the Merger as follows:

Current assets	$123,407
Property, plant and equipment	78,301
Goodwill	181,361
Intangible assets	157,928
Other assets	15,390
Current liabilities	(116,102)
Long-term debt	7,075
Deferred income taxes	(12,043)
Other long-term liabilities	(16,117)

Total purchase price	$419,200

      During the period from March 26, 2004 to August 28, 2004, the Company recognized in its consolidated statements of operations approximately $6.4 million of excess purchase price allocated to inventory as cost of sales and approximately $4.3 million of additional amortization expense of intangible assets as selling, general and administrative expenses, all as compared to its historical basis of accounting prior to the Merger.

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Comprehensive Income (Loss)

      Beginning with fiscal year 2001, the effective portion of the loss on derivatives and unrecognized losses on accrued minimum pension liabilities were included in other comprehensive income (loss). The following amounts were included in determining the Company’s comprehensive income (loss) for the periods March 26, 2004 to August 28, 2004 and August 31, 2003 to March 25, 2004 and years ended August 30, 2003 and August 31, 2002.

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

	For the Period	For the Period	For the Year	For the Year
	March 26, 2004-	August 31, 2003-	Ended	Ended
	August 28,	March 25,	August 30,	August 31,
	2004	2004	2003	2002

Net income (loss)	$6,466	$(4,583)	$10,766	$(5,542)
Reclass into earnings for derivative reclassification	—	—	—	(377)
Reclass into earnings for derivative termination	—	—	—	2,609
Adjustment in minimum pension liability	—	(40)	(3,017)	(1,614)

Total comprehensive income (loss)	$6,466	$(4,543)	$7,749	$(4,924)

      In conjunction with the Merger, the Company reset its comprehensive income (loss) balance to $0 for purchase accounting treatment.

      As of August 28, 2004 and August 30, 2003 the Company no longer held any derivatives considered to be cash flow hedges.

4.	Significant Acquisitions

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

      The estimated fair value of assets acquired and liabilities assumed relating to the Milestone acquisition is summarized below:

Working capital deficit	$(2,413)
Property, plant and equipment	113
Other intangibles	2,500
Goodwill	16,047
Other long-term assets	28

$16,275

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended August 30, 2003, goodwill was increased by approximately $378 primarily related to fees incurred for professional services in connection with the Milestone acquisition. Goodwill and trademarks related to Milestone are not amortized in accordance with SFAS No. 142.

      The following unaudited pro forma data summarizes the results of operations for the years indicated as if the Milestone acquisition had been completed as of the beginning of the year ended August 31, 2002:

August 31,
2002

(Unaudited)
Net sales	$310,275
Operating income (loss)	(8,273)
Net income (loss) applicable to common stockholders	(9,473)

      Effective January 30, 2004, the Company acquired the assets of C-B Graduation Announcements, LLC, a producer of personalized graduation announcements and related accessories (the “C-B Graduation Announcements Acquisition”). The maximum purchase price payable in connection with this acquisition was approximately $5.9 million in cash, of which approximately $5.0 million was paid at closing (including $1.0 million placed in escrow), with the escrowed amount and balance of the purchase price to be paid pending a post-closing purchase price adjustment. The C-B Graduation Announcements Acquisition was accounted for using the purchase method of accounting. Pro forma results of operations have not been presented since the effect of the C-B Graduation Announcements Acquisition on the Company’s financial position and results of operations is not material.

5.	Inventories, Net

      A summary of inventories, net is as follows:

	(Successor)	(Predecessor)

	August 28,	August 30,
	2004	2003

Raw materials	$8,853	$7,876
Work in process	7,380	8,043
Finished goods	6,978	7,632
Less — Reserves	(188)	(241)

	$23,023	$23,310

      Cost of sales includes depreciation and amortization of $3,878 for the period from March 26, 2004 to August 28, 2004 and $5,062 for the period from August 31, 2003 to March 25, 2004 and $8,955 and $8,406 for the fiscal years ended 2003 and 2002, respectively.

      Under the Company’s gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facilities and other approved locations, as specified by the agreement. The Company expensed consignment fees of $180 for the period from August 31, 2003 to March 25, 2004 and $161 for the period from March 26, 2004 to August 28, 2004 and $319 and $258 for the years ended August 30, 2003 and August 31, 2002, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of August 28, 2004 and August 30, 2003, the Company held approximately 19,460 ounces and 17,780 ounces, respectively, of gold

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valued at approximately $7.9 million and $6.7 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 days written notice.

6.	Prepaid Expenses and Other Current Assets, Net

      Prepaid expenses and other current assets, net consist of the following:

	(Successor)	(Predecessor)

	August 28,	August 30,
	2004	2003

Sales representative advances	$12,247	$10,350
Less — reserve on sales representative advances	(2,383)	(2,516)
Deferred publication and ring costs	7,174	8,376
Prepaid advertising and promotional materials	5,276	2,580
Other	3,916	5,149

	$26,230	$23,939

      Included in other current assets as of August 28, 2004 and August 30, 2003, is approximately $596 and $641, respectively, paid for options to purchase gold. The outstanding options at August 28, 2004, expire in various amounts through May 31, 2005. The Company carries these gold options at cost.

7.	Property, Plant and Equipment, Net

      Property, plant and equipment, net consist of the following:

	(Successor)	(Predecessor)

	August 28,	August 30,
	2004	2003

Land	$9,550	$6,097
Buildings and improvements	7,752	12,725
Tools and dies	20,216	30,895
Machinery and equipment	40,091	58,649
Construction in progress	4,357	3,256

Total	81,966	111,622
Less — accumulated depreciation	(5,401)	(46,315)

Property, plant and equipment, net	$76,565	$65,307

      Property, plant and equipment are stated at historical cost for the predecessor period through March 25, 2004, at which time the Company adjusted property and equipment to fair value in accordance with purchase accounting. Depreciation expense recorded in the accompanying consolidated statements of operations was $5,401 for the period March 26, 2004 to August 28, 2004 and $7,406 for the period August 31, 2003 to March 25, 2004 and $12,568 and $11,941 for the years ended August 30, 2003, and August 31, 2002, respectively.

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangible Assets

Goodwill

      The changes in the net carrying amount of goodwill were as follows:

	(Successor)	(Predecessor)

	August 28,	March 25,	August 30,
	2004	2004	2003

Balance at beginning of period	$166,444	$162,059	$159,308
Goodwill acquired during the period	—	4,385	2,751
Purchase price adjustments	15,636	—	—

Balance at end of period	$182,080	$166,444	$162,059

Other Intangible Assets

      Other intangible assets consisted of the following:

	Estimated	Gross	Accumulated
	Useful Life	Asset	Amortization	Net Asset

At August 28, 2004 (Successor)
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(624)	10,488
Patents	14 to 17 years	7,317	(185)	7,132
Customer lists and distribution contracts	3 to 12 years	100,516	(4,758)	95,758

		$169,040	$(5,567)	$163,473

At August 30, 2003 (Predecessor)
Trademarks	Indefinite	$47,340	(5,485)	$41,855
Deferred financing costs and other	1 to 7 years	10,344	(3,286)	7,058
Customer lists and distribution contracts	5 to 12 years	16,072	(4,771)	11,301

		$73,756	$(13,542)	$60,214

      Total amortization on other intangible assets was $5,567 for the period March 26, 2004 to August 28, 2004 and $2,156 for the period August 31, 2003 to March 25, 2004 and $3,361 and $2,200 for the years ended August 30, 2003 and August 31, 2002, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2005 through 2009 is approximately $13.4 million each year.

      The increase in goodwill and other intangible assets is predominantly attributable to the effect of purchase accounting in connection with the merger as discussed in Note 2. In addition, the Company acquired the net assets of C-B Graduation Announcements in January 2004 for $5.0 million in cash. The purchase price allocation was $0.6 million to net tangible assets and $4.4 million to goodwill. Acquisitions are accounted for as purchases and, accordingly, have been included in the Company’s consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisition is obtained.

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Expenses

      Accrued expenses consists of the following:

	(Successor)	(Predecessor)

	August 28,	August 30,
	2004	2003

Commissions and royalties	$9,005	$8,397
Compensation and related costs	7,744	7,456
Accumulated pension and postretirement benefit costs	4,875	5,361
Accrued sales and property taxes	1,795	1,493
Accrued workman’s compensation and medical claims	1,751	1,249
Capital lease obligations, short term	1,230	520
Other	3,414	1,630

	$29,814	$26,106

10.	Long-Term Debt

      Long-term debt consists of the following:

	(Successor)	(Predecessor)

	August 28,	August 30,
	2004	2003

8 1/4% Senior subordinated notes due 2012	$150,000	$—
11 5/8% Senior unsecured notes due 2007 (net of unamortized discount of $30 and $1,145)	6,045	175,855
11% Senior subordinated notes due 2007	—	41,355
Senior secured credit facility
Revolving credit facility due 2010	—	—
Term loan due 2011	154,613	—
Former senior secured credit facility	—	9,500

Total	310,658	226,710
Less current portion of long-term debt	(1,550)	—

Total long-term debt	$309,108	$226,710

8 1/4% Senior Subordinated Notes

      On March 25, 2004, the Company issued $150 million of senior subordinated notes (the “Senior Sub Notes”) due in 2012. The Senior Sub Notes bear interest at a stated rate of 8 1/4%. The Senior Sub Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness, including obligations under the Company’s Senior Secured Credit Facility (as defined below), pari passu in right of payment with any of the Company’s future senior subordinated indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The Senior Sub Notes are guaranteed by certain of the Company’s existing domestic subsidiaries, and will be guaranteed by certain of the Company’s future domestic subsidiaries. The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the applicable guarantor, pari passu in right of payment with any future senior subordinated debt of such guarantor and senior in right of payment to any future subordinated indebtedness of such guarantor.

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Senior Sub Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the AAC Indenture). In addition, the Senior Sub Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the AAC Indenture). The Company was in compliance with the Senior Sub Notes covenants as of August 28, 2004.

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

      On March 25, 2004, as discussed in Note 2, pursuant to the debt tender offer for the Unsecured Notes, the Company retired $170.9 million of outstanding Unsecured Notes for an aggregate $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. The remaining $6.0 million of Unsecured Notes outstanding will be redeemable by the Company on or after January 1, 2005 at its option at 105.813% of the principal amount thereof (plus accrued and unpaid interest). The Company was in compliance with the remaining covenants in the Unsecured Notes as of August 28, 2004.

11% Senior Subordinated Notes

      Commemorative Brands, Inc.’s (“CBI”) 11% senior subordinated notes (the “Subordinated Notes”) were to mature on January 15, 2007. The Subordinated Notes were redeemable at the option of CBI in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5 percent of the principal amount thereof if redeemed during 2002 and declining to 100 percent of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages as defined in the indenture relating to the Subordinated Notes, as amended (the “CBI Indenture”), if any, thereon to the date of redemption.

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 25, 2004, as discussed in Note 2, the Company redeemed all of the outstanding Subordinated Notes for an aggregate of $42.1 million.

NEW SENIOR SECURED CREDIT FACILITY

      In conjunction with the consummation of the Merger, on March 25, 2004, the Company entered into a $155 million term loan (the “Term Loan”) and an up to $40 million senior revolving credit facility (the “Senior Revolving Credit Facility”) with various financial institutions. The Term Loan and Revolving Credit Facility are secured by a first priority security interest in all existing and after-acquired assets of the Company, Holdings and certain of the Company’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by the Company, Holdings, and certain of the Company’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). All of the Company’s obligations under the Term Loan and Revolving Credit Facility are fully and unconditionally guaranteed by Holdings and certain of the Company’s direct and indirect domestic subsidiaries.

      The Term Loan is due in March 2011. Quarterly payments of $388 are made through 2011. The Term Loan has an interest rate based on the prime rate, plus points based on a calculated leverage ratio. The weighted average interest rate on the Term Loan was approximately 4.1% at August 28, 2004.

      The Senior Revolving Credit Facility matures in March 2010. Availability under the Senior Revolving Credit Facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement under the Senior Secured Credit Facility (the “Credit Agreement”). Availability under the Senior Revolving Credit Facility as of August 28, 2004 was approximately $37.6 million with $0 borrowings and $2.4 million in letters of credit outstanding.

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

FORMER SENIOR SECURED CREDIT FACILITY

      In conjunction with the issuance of the Unsecured Notes, on February 20, 2002, the Company entered into a $40 million senior revolving credit facility (the “Senior Secured Credit Facility”) with various financial institutions, with all of the Company’s current domestic subsidiaries as guarantors. Loans made pursuant to the Senior Secured Credit Facility were secured by a first priority security interest in substantially all of the Company’s and the Company’s domestic subsidiaries’ assets and in all of the Company’s domestic subsidiaries’ capital stock.

      On March 25, 2004, as discussed in Note 2, the Company terminated its existing Senior Secured Credit Facility.

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s long-term debt outstanding as of August 28, 2004 matures as follows:

Amount
Fiscal Year Ending	Maturing

2005	$1,550
2006	1,550
2007	7,595
2008	1,550
2009	1,550
Thereafter	296,863

Total	310,658
Less current portion of long-term debt	(1,550)

$309,108

      The weighted average interest rate on debt outstanding as of August 28, 2004 and August 30, 2003 was 10.1% and 12.3%, respectively.

      The Company’s management believes the carrying amount of long-term debt approximates fair value as of August 28, 2004 and August 30, 2003, based upon current rates offered for debt with the same or similar debt terms.

11.	Derivative Financial Information

      The Company has held interest rate swap agreements in place with the intent of managing its exposure to interest rate risk on its existing debt obligations. The Company had four outstanding agreements to effectively convert LIBOR-based variable rate debt to fixed rate debt based on a total notional amount of $62.5 million. On February 20, 2002, in conjunction with the issuance of the Unsecured Notes and entrance into the Senior Secured Credit Facility, the Company paid off the then outstanding term loans and revolver under the former credit facility, the bridge notes to affiliates, and settled all but $25 million in notional amount of the interest rate swap agreements.

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

      As of August 28, 2004 and August 31, 2003, the Company did not have any derivatives in place.

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

LEASES

      Certain Company facilities and equipment are leased under agreements expiring at various dates through 2018. The Company’s commitments under the noncancellable portion of all operating and capital leases for each of the five years ending after August 28, 2004 and thereafter are approximately as follows:

	Operating
Fiscal Year Ending	Expense	Capital

2005	$2,206	$1,387
2006	1,835	1,349
2007	1,322	1,332
2008	817	174
2009	315	—
Thereafter	2,404	—
Interest	—	(297)

	$8,899	$3,945

      Some of the Company’s rental property leases contain options to renew the leased space for periods up to an additional ten years.

      The total balance of gross capital lease assets is $5,022 as of August 28, 2004 and $2,797 as of August 30, 2003, with accumulated depreciation of $284 and $292, respectively.

      Lease and rental expense included in the accompanying consolidated statements of operations was $1,407 for the period March 26, 2004 to August 28, 2004 and $2,506 for the period August 31, 2003 to March 25, 2004 and $3,931 and $3,332 for the years ended August 30, 2003 and August 31, 2002, respectively.

PENDING LITIGATION

      On February 11, 2004, Frederick Goldman, Inc. (the “Licensee”) filed an arbitration claim against the Company’s subsidiary, CBI, alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the Licensee to a non-exclusive license. In addition, on February 10, 2004, the Licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting third parties rights in violation of the Licensee’s exclusive rights under the license agreement. The district court claim seeks injunctive and monetary relief. No discovery has been conducted to date, therefore, at this time, it is not possible to predict with certainty the outcome of these unresolved legal matters or the range of possible loss or recovery. However, the Company intends to defend itself vigorously in these proceedings.

      On August 2, 2004, the Company’s subsidiary Taylor Publishing filed a motion in United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 03-75562-SCS to recover certain data and documents pursuant to a teleservices contract between Taylor Publishing and Abacus Communications, LC (“Abacus”), the chapter 11 debtor. Subsequent to court approval of Abacus turning over the documents and data requested, Abacus filed a counterclaim against Taylor Publishing for approximately $840,000 plus interest for unpaid billings that it claims are owed under the teleservices contract with Taylor Publishing. Taylor Publishing denies that it is liable to pay such amount and has asserted that such amounts are in excess of the amounts owed by Taylor Publishing. In the action, the

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s subsidiary Taylor Publishing has also filed a claim against Abacus for damages as a result of Abacus’ refusal to release the data and information. The action is in the discovery stage and the Company is unable to make a determination of the outcome at this time or the range of possible loss or recovery. The Company intends to defend itself vigorously in these proceedings.

      The Company is not a party to any other pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company’s results of operations or financial position.

EMPLOYMENT CONTRACTS

      The Company has employment agreements with its executive officers, the terms of which expire at various times through August 2005. Unless terminated, one executive officer’s employment agreement adds one day to the term for each day that passes, and accordingly, there are always two years remaining on the term. The remaining executive officers’ terms will be automatically extended for an additional one year term. Such agreements, which have been revised from time-to-time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses for a certain executive that are payable if specific management goals are attained. The aggregate commitment for future salaries as of August 28, 2004, excluding bonuses, was approximately $2.4 million.

13.	Employee Compensation and Benefits

POSTRETIREMENT PENSION AND MEDICAL BENEFITS

      CBI provides certain healthcare and life insurance benefits for former employees of the L.G. Balfour (“CBI Plan”). Certain hourly employees of Taylor are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI and TPC Plans are based primarily on the employees’ years of service and compensation near retirement. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the funded status of each plan:

	(Successor)		(Predecessor)

	August 28, 2004		August 30, 2003

	Taylor	CBI	Taylor	CBI
	Pension	Postretirement	Pension	Postretirement

Change in benefit obligation:
Obligation beginning of the year	$14,216	$4,703	$10,851	$3,341
Service cost	86	—	397	—
Interest cost	83482	274	781	282
Actuarial loss (gain)	(1,348)	2,816	462	1,609
Benefit payments	(649)	(607)	(542)	(529)
Change in discount rate	525	—	2,267	—

Obligation, end of year	$13,664	$7,186	$14,216	$4,703

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$9,461	$—	$8,902	$—
Actual return of plan assets	762	—	391	—
Employer contributions	627	607	710	529
Benefit payments	(649)	(607)	(542)	(529)

Fair value of plan assets, end of year	$10,201	$—	$9,461	$—

Plan assets at fair value —
Unfunded accumulated benefit obligation in excess of plan assets	$(3,692)	$(7,185)	$(4,755)	$(4,703)
Unrecognized net loss (gain)	(877)	—	—	1,400
Unrecognized prior service costs	—	—	—	1,731
Contributions from measurement date to period end	230	—	—	—

Accumulated postretirement benefit cost, current and long-term	$(4,339)	$(7,185)	$(4,755)	$(1,572)

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net periodic postretirement benefit cost includes the following components:

	(Successor)		(Predecessor)

					(Successor)		(Predecessor)
	For the Period		For the Period
	March 26, 2004 —		August 31, 2003 —
	August 28, 2004		March 25, 2004		August 30, 2003		August 31, 2002

	Taylor	CBI	Taylor	CBI	Taylor	CBI	Taylor	CBI
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement

Service costs, benefits attributed to service during the period	$21	$—	$65	$—	$397	$—	$349	$—
Interest cost	207	104	627	170	781	282	729	240
Expected return on assets	(195)	—	(631)	—	(814)	—	(769)	—
Amortization of unrecognized net loss (gain)	—	9	162	83	68	33	1	(2)
Amortization of unrecognized net prior service costs	—	16	—	154	—	291	—	291

Net periodic postretirement benefit cost	$33	$129	$223	$407	$432	$606	$310	$529

      Amounts recognized in the consolidated balance sheet are as follows:

	(Successor)		(Predecessor)

	August 28, 2004		August 30, 2003

	Taylor	CBI	Taylor	CBI
	Pension	Postretirement	Pension	Postretirement

Accumulated benefit liability	$4,339	$7,185	$4,755	$1,572
Accumulated other comprehensive loss	—	—	(5,150)	—

      The weighted average discount rate used in determining the accumulated postretirement benefit obligation for CBI was 3.5 percent for the periods March 26, 2004 to August 28, 2004 and August 31, 2003 to March 25, 2004 and 6.25 percent for the fiscal year ended 2003 and 7.25 percent compounded annually for fiscal year ended 2002. As the plan is unfunded, no assumption was needed as to the long-term rate of return on assets.

      For measurement purposes for the CBI plan, a 10 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for the periods March 26, 2004 to August 28, 2004 and August 31, 2003 to March 25, 2004 and fiscal year 2003 grading down to 5.5 percent in year 2008 and grading down to 4.5 percent in year 2009, respectively, while in fiscal year 2002, this rate was 5 percent. The healthcare cost trend rate assumption has a significant effect on the amounts reported. Increasing (or decreasing) the assumed healthcare cost trend rate one percentage point in each year would increase (or decrease) the accumulated postretirement benefit obligation by $292, or 4 percent, and by $298, or 6 percent, as of August 28, 2004, and August 30, 2003, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $7, or 7 percent, for the period March 26, 2004 to August 28, 2004, by $11, or 7 percent, for the period August 31, 2003 to March 25, 2004, and by $16, or 6 percent, for the fiscal year ended 2003.

      For measurement purposes for the TPC Plan, the weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.25 percent as of August 28, 2004 and 5.75 percent as of March 25, 2004 and 6.0 percent as of August 30, 2003 and August 31, 2002; the long-term rate of return on plan assets was 8.0 percent as of August 28, 2004 and 9.0 percent as of March 25, 2004, August 30, 2003, and August 31, 2002; and the annual salary increases were assumed to be 3.25 percent as of August 28, 2004 and March 25, 2004 and 4.5 percent as of August 30, 2003 and August 31, 2002.

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted-average asset allocations for TPC Plan as of the measurement date of 2004 and 2003, by asset category, are as follows:

Asset Category	2004	2003	Target

Equity securities	66.0%	60.0%	40.0 – 60.0%
Debt securities	34.0%	40.0%	25.0 – 40.0%
Real estate	—	—	5.0 – 15.0%
Other	—	—	5.0 – 15.0%

	100.0%	100.0%	100.0%

      The expected long-term rate of return of the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Long-term historical relationships between equity and debt securities are considered, along with the general investment principles for assets of higher volatility generating higher returns over the long-term, and consideration of current market factors such as inflation and interest rates. Equity securities are expected to return 10% to 11% over the long-term, while debt securities are expected to return between 4% and 7%.

      The Company’s projected contributions include $1.5 million to the TPC Plan in 2005. The actual amount of contributions is dependent upon the actual return on plan assets. Future benefit payments for the TPC Plan, which reflect expected future service, as appropriate, are expected to be paid as follows for each of the fiscal years ending:

2005	$600
2006	640
2007	660
2008	700
2009	740
2010-2014	4,210

The policy, as established by the Corporate Pension Committee, is to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations stated above for equity and debt securities. Equity investments are diversified across U.S. and non-U.S. stocks as well as growth and value funds with small and large capitalizations. The asset allocation, investment risk, investment performance and the investment policy is reviewed on at least a semi-annual basis to determine if any changes are needed. The Company employs the services of a leading global financial services firm that possesses the necessary specialized research facilities, skilled manpower and expertise to advise on their views of important developments within the economy and securities markets and recommend actions when appropriate, taking into consideration the stated policies and objectives.

EXECUTIVE STOCK AWARD

      Pursuant to an employment agreement entered into between the Company and its chief executive officer in July 1999, the board of directors authorized the issuance of 5,500 shares of Series A preferred stock to the Company’s chief executive officer as discretionary compensation in August 2001. Accordingly, the Company recorded a compensation charge of approximately $550 related to this award in 2001. These shares were issued to the Company’s chief executive officer during the year ended August 31, 2002. These shares were redeemed as part of the Merger discussed in Note 2.

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AMERICAN ACHIEVEMENT CORPORATION 401(K) PLAN

      Effective January 1, 2002, the Taylor 401(K) Plan and the CBI 401(K) Plan were merged into the American Achievement Corporation 401(K) Plan (“Plan”). The plan covers substantially all nonunion employees of the Company. The plan matches 50 percent of participants’ voluntary contributions up to a discretionary percent determined by the Company. The discretionary percentage in effect for the Plan years ended December 31, 2003 and December 31, 2002 was up to 3 percent for hourly employees and up to 4 percent for salaried and office hourly employees. AAC made contributions of approximately $328 for the period March 26, 2004 to August 28, 2004 and $418 for the period August 31, 2003 to March 25, 2004 and $779 for the fiscal year ended August 30, 2003.

14.	Income Taxes

      The Company and its wholly-owned and majority owned domestic subsidiaries file a consolidated federal income tax return. The (provision) benefit for income taxes reflected in the consolidated statements of operations consists of the following:

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

	For the Period Ended		Fiscal Year Ended

	March 26, 2004-	August 31, 2003-	August 30,	August 31,
	August 28, 2004	March 25, 2004	2003	2002

Federal —
Current	$—	$—	$—	$1,444
Deferred	(3,867)	—	—	—
State —
Current	(150)	—	(132)	(273)
Deferred	(442)	—	—	—

	$(4,459)	$—	$(132)	$1,171

      The (provision) benefit for income taxes differs from the amount that would be computed if the income (loss) before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

	(Successor)		(Predecessor)

	For the Period Ended		Fiscal Year Ended

	March 26, 2004-	August 31, 2003-	August 30,	August 31,
	August 28, 2004	March 25, 2004	2003	2002

Computed tax (provision) benefit at statutory rate	$(3,824)	$(1,605)	$(3,705)	$361
State taxes, net of federal benefit	(592)	(272)	(87)	(180)
Change in valuation allowance and other	(43)	1,877	3,660	990

Total income tax (provision) benefit	$(4,459)	$—	$(132)	$1,171

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities consist of the following:

	August 28,	August 30,
	2004	2003

Deferred tax assets
Allowances and reserves	$1,947	$1,979
Net operating loss carryforwards	44,638	28,149
Accrued liabilities and other	8,632	6,390

Total deferred tax assets	55,217	36,518
Less valuation allowance	—	(5,324)

Net deferred tax assets	55,217	31,194

Deferred tax liabilities
Depreciation	11,511	7,866
Amortization of intangibles	58,971	23,074
Prepaids and other	414	254

Total deferred tax liabilities	70,896	31,194

Net deferred tax assets (liabilities)	$(15,679)	$—

      Upon the Merger on March 25, 2004, the Company recorded a net deferred tax liability of approximately $11.4 million due to differences between book and tax basis of acquired assets and assumed liabilities and historical differences between book and tax basis that were previously offset by a valuation allowance. For tax reporting purposes, the Company has a U.S. net operating loss carryforward of approximately $114 million as of August 28, 2004. Utilization of the net operating loss carryforwards is contingent on the Company’s ability to generate income in the future and may be subject to an annual limitation due to the “change in ownership” provisions of the IRC, as amended. The net operating loss carryforwards will expire in various years through 2024 if not previously utilized. The annual limitation may result in the expiration of the net operating losses before utilization.

15.	Stockholders’ Equity

      On March 25, 2004, as part of the Merger discussed in Note 2, the Company’s parent company issued substantially all of its outstanding equity interests to an investor group led by Fenway Partners for $102.0 million. All previously issued shares of preferred stock or common stock of the Company, and all warrants, options and other rights to acquire preferred stock or common stock of the Company (including the right and option in the employment agreement described below) were redeemed, cancelled or exchanged as part of the Merger discussed in Note 2.

      Pursuant to an employment agreement entered into between the Company and its chief executive officer in July 1999, as amended on February 1, 2002, if the Company achieves certain EBITDA targets as defined by the agreement at any point from 2002 through 2004, the chief executive is entitled to receive up to a total of $1 million in face value of the Company’s Series A Preferred Stock. In addition, the plan provided for the immediate issuance of an option to purchase 12,500 shares of the Company’s common stock with a discretionary option to purchase shares. An option to purchase 12,500 shares was granted in 2002 pursuant to this plan. This option was granted at or above fair market value; thus, no compensation expense was recognized. The executive is also entitled to receive discretionary bonuses as directed by the Board of Directors up to $300 annually, all of which is accrued as of August 28, 2004.

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STOCK-BASED COMPENSATION PLAN

      As discussed above, on March 25, 2004, as part of the Merger, all options to acquire preferred stock or common stock of the Company were redeemed, cancelled or exchanged.

      During the year ended August 31, 2002, the Company issued an option to purchase 12,500 shares of common stock to an executive where terms of the option are the same as provided for in the Company’s 2000 Stock Option Plan, with the exception that the option vested on the date of grant.

      During the year ended August 30, 2003, the Company issued options to employees to purchase 28,500 shares of Common and to a director to purchase 1,059 shares of Common. The weighted average exercise price of these grants were $6.22 per share. A portion of the options, 10,000, vested on the grant date, with the remaining options vesting ratably over a four year period.

      No options were granted by the Company during the period August 31, 2003 to March 25, 2004 and during the period March 26, 2004 and August 28, 2004.

      Incentive stock options for 94,859 shares and nonqualified stock options for 2,933 shares of the Company’s common stock were outstanding as of August 30, 2003. The weighted average remaining contractual life of all outstanding options was 7.59 years at August 30, 2003. A summary of the status of the Company’s 2000 Stock Option Plan as of March 25, 2004, August 30, 2003 and August 31, 2002, and changes during the periods then ended are presented below:

	August 30, 2003 to
	March 25, 2004		August 30, 2003		August 31, 2002

		Weighted		Weighted		Weighted
	Shares of	Average	Shares of	Average	Shares of	Average
	Common	Exercise	Common	Exercise	Common	Exercise
	Stock	Price	Stock	Price	Stock	Price

Outstanding at beginning of period	97,792	$4.50	72,083	$3.86	30,858	$7.02
Granted	—	—	29,559	6.22	41,613	1.51
Exercised	—	—	—	—	—	—
Canceled	(1,138)	3.39	(3,850)	3.18	(388)	7.02
Conversion of options at merger	(96,654)	—	—	—	—	—

Outstanding at end of period	—	$—	97,792	$4.50	72,083	$3.86

Options exercisable at period-end	—	$—	58,413	$5.08	42,582	$5.40
Weighted average fair value of options granted during the period		$—		$2.64		$0.76

      The fair value of each grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years ended 2003 and 2002: dividend yield of nil; expected volatility of 25.00% and 27.99%, respectively; risk-free interest rate of 3.93% and 4.88%, respectively; and expected life of 10 years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

16.	Related-Party Transactions

      Amounts paid under a management agreement with Castle Harlan, Inc. totaled $2,250 for the period August 31, 2003 to March 25, 2004 and $3,000 and $2,638 for the years ended August 30, 2003 and August 31, 2002, respectively.

      On March 25, 2004 upon consummation of the Merger, the Company entered into a new management agreement with an affiliate of Fenway Partners pursuant to which the Company, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid under the new management agreement totaled $800 for the period March 26, 2004 to August 28, 2004.

      As of August 28, 2004 and August 30, 2003, the Company had accrued management fees of approximately $500 and $750, respectively.

17.	Business Segments

      The Company operates in two reportable business segments: scholastic products and recognition and affinity products. The principal products sold in the scholastic segment are class rings, yearbooks and graduation products, which include fine paper products and graduation accessories. The scholastic segment primarily serves the high school and college markets. Class ring products contributed 40%, 42% and 42% of our net sales for the years ended 2004, 2003 and 2002. Yearbook products contributed 35%, 34% and 36% of our net sales for the years ended 2004, 2003 and 2002. Graduation products contributed 13%, 11% and 11% of our net sales for the years ended 2004, 2003 and 2002. The recognition and affinity segment includes publications that recognize the academic achievement of top students at the high school and college levels, jewelry commemorating family events, fan affinity jewelry and related products, and professional sports championship rings.

	(Successor)			(Predecessor)

	For the Period March 26, 2004 —			For the Period August 31, 2003 —
	August 28, 2004			March 25, 2004

		Recognition			Recognition
Year Ended August 28, 2004	Scholastic	and Affinity	Total	Scholastic	and Affinity	Total

Net sales	$150,485	$16,865	$167,350	$125,215	$21,506	$146,721
Interest expense, net	9,231	1,026	10,257	14,810	1,645	16,455
Depreciation and amortization	8,246	2,098	10,344	7,677	853	8,530
Segment operating income	20,462	720	21,182	8,193	3,679	11,872
Capital expenditures	3,047	618	3,665	10,858	1,935	12,793
Trademarks	30,695	19,400	50,095
Goodwill	163,872	18,208	182,080
Other intangible assets, net	97,523	15,855	113,378
Segment assets	444,670	86,316	530,986

AMERICAN ACHIEVEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(Predecessor)

	Year Ended August 30, 2003

		Recognition
Year Ended August 30, 2003	Scholastic	and Affinity	Total

Net sales	$269,146	$39,285	$308,431
Interest expense, net	26,046	2,894	28,940
Depreciation and amortization	12,137	2,012	14,149
Segment operating income	30,310	9,528	39,838
Capital expenditures	10,099	1,144	11,243
Trademarks	24,708	17,147	41,855
Goodwill	115,074	46,985	162,059
Other intangible assets, net	16,260	2,099	18,359
Segment assets	305,669	89,832	395,501

	(Predecessor)

	Year Ended August 31, 2002

		Recognition
Year Ended August 31, 2002	Scholastic	and Affinity	Total

Net sales	$269,362	$35,016	$304,378
Interest expense, net	19,371	6,655	26,026
Depreciation and amortization	15,547	4,165	19,712
Segment operating income	18,187	3,909	22,096
Capital expenditures	12,754	1,493	14,247
Trademarks	24,708	17,147	41,855
Goodwill	112,598	46,710	159,308
Other intangible assets, net	20,796	3,103	23,899
Segment assets	310,453	91,173	401,626

      The Company’s reportable segments are strategic business units that offer products to different consumer segments. Each segment is managed separately because each business requires different marketing strategies. The Company evaluates the performance of each segment based on the income or loss from operations before income taxes noted as “Segment operating income” above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On April 25, 2002, we dismissed Arthur Andersen LLP (“Arthur Andersen” or “AA”) as our independent auditors. The dismissal of AA was recommended by an Audit Committee and approved by our Board of Directors. We engaged Deloitte & Touche LLP to serve as the Company’s independent auditors for the fiscal year 2002.

      Arthur Andersen’s reports on our consolidated financial statements for each of the fiscal years ended August 25, 2001 and August 26, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During the fiscal years ended August 25, 2001 and August 26, 2000, and through April 25, 2002, there were no disagreements with Arthur Andersen on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures which, if not resolved to AA’s satisfaction, would have caused them to make reference to the subject matter of the disagreements in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities Exchange Act of 1934.

      During the fiscal years ended August 26, 2000 and August 25, 2001, and through April 25, 2002, we did not consult with Deloitte & Touche, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

      As of the end of the period covered by this report we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure control and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      Additionally, our President and Chief Executive Officer and Chief Financial Officer determined that there were no significant changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect our internal controls subsequent to the date of their evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table sets forth information regarding our executive officers and directors.

Name	Age	Position

David G. Fiore	57	President and Chief Executive Officer, Director
Sherice P. Bench	45	Chief Financial Officer, Secretary and Treasurer
Charlyn A. Daugherty	56	Senior Vice President — Manufacturing Operations
Parke H. Davis	62	Senior Vice President — Retail Products
Donald A. Percenti	48	Senior Vice President — OnCampus and General Manager — Printing
Peter Lamm	53	Director
Mac LaFollette	40	Director
W. Gregg Smart	44	Director
Sanjay Morey	33	Director

      David G. Fiore became our President and Chief Executive Officer and a director in July 2000, and since August 1999 had been President and CEO and a director of our predecessor. Prior to joining our predecessor, Mr. Fiore was the President and CEO of Reliant Building Products, Inc. from 1992 to 1998. From 1988 to 1992, Mr. Fiore was the President and CEO of CalTex Industries, Inc. and held the positions of Division General Manager, VP of Manufacturing and Director of Marketing with the Atlas Powder Company from 1977 to 1988.

      Sherice P. Bench has been our Secretary and Treasurer since July 2000 and became our Chief Financial Officer in August 2001. From July 2000 to August 2001, Ms. Bench was CFO of our predecessor. From 1996 to July 2000, Ms. Bench was Vice President and Controller of our predecessor. From 1989 to 1996, Ms. Bench was Vice President Finance and Controller for CJC Holdings, the prior owner of ArtCarved. Prior to that time, Ms. Bench was employed as an audit manager with Arthur Andersen LLP.

      Charlyn A. Daugherty has been Senior Vice President — Manufacturing Operations since 1999. From 1996 to 1999, she was Vice President — Manufacturing of our predecessor and from 1989 to 1996, she was President — Manufacturing Division of CJC Holdings. Prior to 1989, Ms. Daugherty was Administrative Vice President of R. Johns, Ltd.

      Parke H. Davis has been Senior Vice President — Retail Products since 1996. From 1991 to 1996, Mr. Davis was President — Class Ring Division of CJC Holdings and before that served as its President — Keepsake Division and its President — College Class Ring Sales.

      Donald A. Percenti has been Senior Vice President — OnCampus and General Manager — Printing since 1996. From 1991 to 1996, he was Vice President — Sales and Marketing of L.G. Balfour Company, the prior owner of Balfour. From 1977 to 1991, Mr. Percenti was employed by Balfour in various capacities.

      Peter Lamm became a director following consummation of the Merger. He is the Chairman and Chief Executive Office of Fenway Partners. Mr. Lamm founded Fenway Partners in 1994. He was previously a General Partner of the investment partnerships managed by Butler Capital Corporation and a Managing Director of BCC. Prior to joining Butler Capital in 1982, Mr. Lamm was involved in launching Photoquick of America, Inc., a family business. Mr. Lamm received an M.B.A. from Columbia University School of Business and a B.A. in English Literature from Boston University. Mr. Lamm is also a member of the board of directors of our parent.

      Mac LaFollette became a director following consummation of the Merger. He is a Managing Director of Fenway Partners. Prior to joining Fenway Partners in 2000, Mr. LaFollette was a Director in the Leveraged Finance group at Credit Suisse First Boston. At First Boston, he identified leveraged buyout transactions for financial sponsors and financed LBOs in the bank market and the high yield market. Prior to joining First Boston, he worked in the Latin America Investment Banking Group at UBS. Mr. LaFollette received an M.B.A. from Harvard Business School and an A.B. from Harvard College. Mr. LaFollette is also a member of the board of directors of our parent.

      W. Gregg Smart became a director following consummation of the Merger. He is a Senior Managing Director and the Chief Operating Officer of Fenway Partners. Prior to joining Fenway Partners in July 1999, Mr. Smart spent 13 years at Merrill Lynch & Co. where he was most recently a Managing Director in the Financial Sponsors Group. Prior to joining Merrill Lynch & Co., Mr. Smart was with First Union National Bank. Mr. Smart received an M.B.A. from the Wharton School and a B.A. in Economics from Davidson College. Mr. Smart is also a member of the board of directors of our parent.

      Sanjay Morey became a director following consummation of the Merger. He is an Associate at Fenway Partners. Prior to joining Fenway Partners in 2001, Mr. Morey was an Associate at Freeman Spogli & Co. Previously, Mr. Morey worked for Salomon Brothers. Mr. Morey received an M.B.A. from Harvard Business School and a B.A. in Economics magna cum laude and Phi Beta Kappa distinction from U.C.L.A. Mr. Morey is also a member of the board of directors of our parent.

Item 11.	Executive Compensation

      The following table sets forth compensation information for each person who served as our Chief Executive Officer during 2004 and our four other executive officers who were the most highly compensated for the year ended December 31, 2004. We refer to these individuals collectively as our “named executive officers.”

					Long-Term Compensation
		Annual Compensation
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
Name and Principal Position	Year(1)	Salary	Bonus(2)	Compensation(3)	Awards	Options(#)	Payouts	Compensation(4)(5)(6)

	(Dollars in thousands)
David G. Fiore	2004	$426,731	$2,072,000	—	0	0	$0	$953,594
President and Chief	2003	$378,847	$300,000	—	0	0	$0	—
Executive Officer	2002	$361,617	$300,000	—	$936,088	22,500	$0	—
Sherice P. Bench	2004	$230,195	$415,000	—	0	0	$0	$250,262
Chief Financial	2003	$196,538	$115,050	—	0	0	$0	—
Officer	2002	$182,019	$115,000	—	0	7,966	$0	—
Charlyn A. Daugherty	2004	$209,616	$400,000	—	0	0	$0	$241,132
Senior Vice President —	2003	$191,154	$105,000	—	0	0	$0	—
Manufacturing	2002	$185,292	$106,000	—	0	6,243	$0	—
Operations
Parke H. Davis	2004	$230,385	$390,000	—	0	0	$0	$241,132
Senior Vice President —	2003	$207,308	$108,650	—	0	0	$0	—
Retail Sales	2002	$200,769	$108,000	—	0	6,243	$0	—
Donald A. Percenti	2004	$258,200	$430,000	—	0	0	$0	$241,132
Senior Vice President —	2003	$236,847	$141,000	—	0	0	$0	—
OnCampus and	2002	$217,693	$111,000	—	0	6,243	$0	—
General Manager — Printing

(1)	Our 2004 fiscal year ended on August 28, 2004. Fiscal year 2003 ended on August 30, 2003 and fiscal year 2002 ended on August 31, 2002. Executive compensation for 2004, 2003, and 2002 is for the twelve months ended December 31 of each year and based on current compensation.

(2)	Amounts in 2004 include payment under the Management Incentive bonus program as follows: Mr. Fiore: $300,000; Ms. Bench: $135,000; Ms. Daugherty: $120,000; Mr. Davis $110,000; Mr. Percenti: $150,000. Amounts in 2004 also includes a success bonus paid as of the date of the Merger as follows: Mr. Fiore: $1,772,000; Ms. Bench: $280,000; Ms. Daugherty: $280,000; Mr. Davis: $280,000; Mr. Percenti: $280,000. Amounts in 2003 and 2002 include payments under the Management Incentive bonus program.

(3)	The prerequisites and other personal benefits, securities or property received by the named executive officers did not exceed $50,000 or 10% of the total annual salary and bonus reported for the named executive officers in cash of 2004, 2003 and 2002. In 2002, we have paid $386,088 in taxes associated with the receipt by Mr. Fiore in 2002 of 5,500 shares of our series A preferred stock.

(4)	Each of the named executive officers have term life insurance policies equal to two-times their base salary (maximum of $500,000) in the years 2004, 2003 and 2002 and one-times their base salary in the year 2001 with a benefit payable to a beneficiary selected by the named executive officer upon his or her death. We have paid the annual premiums on such policies in each of 2004, 2003, and 2002. The annual premium does not exceed $910 for any named executive officer. No named executive officer is entitled to any cash surrender value in such policies.

(5)	During 2002 due to the increased concerns after September 11, 2001, and the increased travel requirements of Mr. Fiore, Mrs. Bench and thirteen other officers and executives of the Company, AAC purchased a travel accident policy covering Mr. Fiore and Mrs. Bench in the amount of $2,500,000 each and $250,000 each for the other 13 named executives for a total three year premium of $4,777. The beneficiaries of the policy are to be named by the employee, and no named executive is entitled to any cash surrender value in such policies.

(6)	Amounts in 2004 include cancellation of stock options in connection with the Merger.

Employment Agreements

      David G. Fiore. Mr. Fiore has an employment agreement with us, pursuant to which he serves as our Chief Executive Officer and President and as a member of our Board of Directors. The initial term of his employment agreement was for two years from August 2, 1999. Unless otherwise terminated, Mr. Fiore’s employment agreement adds one day to the term for each day that passes, and accordingly, there are always two years remaining on the term. The employment agreement provides Mr. Fiore with an annual base salary of no less than $300,000. Under his employment agreement, Mr. Fiore’s salary is subject to such increases as our Board of Directors may determine from time to time. Mr. Fiore’s employment agreement provides for various bonuses to be paid to him. Mr. Fiore is paid an annual bonus up to $200,000, determined by our Board of Directors, based upon the achievement of certain EBITDA targets. Mr. Fiore is also entitled to long-term incentive bonuses in the form of various stock grants if we achieve certain EBITDA targets as provided for in his employment agreement. These stock grants are fully vested when granted. At the discretion of the compensation committee of our Board of Directors, we also may pay Mr. Fiore a discretionary bonus each year in an amount of up to $100,000.

      Mr. Fiore’s employment agreement provides that in the event his employment is terminated without “substantial cause” or he terminates his employment for “good reason” (each as defined in his employment agreement), he will be entitled to receive his salary for the remainder of the term under the employment agreement, plus the portion of the annual bonus actually earned through the date of termination, plus the long-term incentive bonus. Mr. Fiore and covered family members will also be entitled to health benefits for 24 months, or until they become covered under a new employee health plan at no cost to Mr. Fiore.

      Mr. Fiore’s amended employment agreement further provides that he may terminate his employment six months after a “change in control” (as defined in his employment agreement), expiring December 31, 2004. Upon such termination, Mr. Fiore will be paid $450,000.

      Sherice P. Bench. Ms. Bench has an employment agreement with CBI, effective as of December 16, 1996, pursuant to which she serves as our Chief Financial Officer. The initial term of her employment agreement was for two years, which can be automatically extended for additional one year terms on December 15th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days’ prior notice. The current term of her employment agreement expires on December 15, 2004. Ms. Bench is entitled to participate in such employee benefit programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

      Ms. Bench’s employment agreement provides that in the event her employment is terminated without “substantial cause” (as defined in her employment agreement), she will be entitled to receive 39 bi-weekly severance payments equal to the average of her bi-weekly compensation in effect within the two years preceding her termination, accrued but unused vacation, and any accrued bonus. She will also be entitled to elect the continuation of health benefits at our cost. Ms. Bench’s employment agreement does not provide her with any payments that are contingent upon a “change in control.”

      Other Employment Agreements. Charlyn A. Daugherty, Donald A. Percenti and Parke H. Davis each have an employment agreement with CBI and Ronald Brostrom and G. Page Singletary have employment agreements with Milestone Marketing Incorporated, which were assigned to CBI. The initial term of each respective employment agreement was for three years, which can be automatically extended for additional one year terms on December 15th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days’ prior notice for Ms. Daugherty and Messrs. Davis and Percenti and on the 15th of July for Messrs. Brostrom and Singletary. The current term of each of their employment agreements expires on December 15, 2003 for Ms. Daugherty, Messrs. Davis and Percenti, and on July 15, 2005 for Messrs. Brostrom and Singletary. Ms. Daugherty and Messrs. Davis, Percenti, Brostrom and Singletary are entitled to participate in such employee benefit programs, plans and policies 60 (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

      Each of the above-described employment agreements for Ms. Daugherty, Messrs. Davis and Percenti provide that in the event of their termination of employment without “cause” (as defined in each of their respective employment agreements), the terminated employee will be entitled to receive 18 months of severance payments equal to the average of such employee’s bi-weekly compensation in effect within the two years preceding their termination, accrued but unused vacation and any accrued bonuses. In the event the employment of Messrs. Brostrom or Singletary is terminated without “cause”, he will receive bi-weekly severance payments equal to his bi-weekly compensation as of the date of termination until the end of the initial term or one year from date of termination, accrued but unused vacation, and any accrued bonus. Such employee will also be entitled to elect the continuation of health benefits at our cost. None of the above-described employment agreements provide any payments that are contingent upon a “change of control.”

      The employment agreements, which have been revised from time-to-time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses for a certain executive that are payable if specific management goals are attained. The aggregate commitment for future salaries as of August 28, 2004, excluding bonuses, was approximately $2.4 million.

Board Committees

      Our board of directors directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors and two standing committees: the audit committee and the compensation committee. In addition, from time to time, other committees may be established under the direction of the board of directors when necessary to address specific issues.

      The duties and responsibilities of the audit committee will include recommending to the board of directors the appointment or termination of the engagement of our independent public accountants, otherwise overseeing the independent registered public accounting firm relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full board of directors. The compensation committee will review and approve the compensation of our chief executive officer and administer any cash or equity incentive plan approved by our board of directors.

Director Compensation

      The members of our board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      American Achievement Corporation has 100 shares of common stock issued and outstanding, all of which are owned by AAC Holding Corp. The following table provides certain information as of

November 1, 2004 with respect to the beneficial ownership of the interests of our parent, AAC Holding Corp., by (i) each holder known by us who beneficially owns 5% or more of the outstanding equity interests of our parent, (ii) each of the members of the board of directors of our parent, (iii) each of our named executive officers, and (iv) all of the members of the board of managers of our parent’s general partner and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

	Shares	Percentage

American Achievement Holdings LLC(1)	863,534	85.0
c/o Fenway Partners, Inc.
152 West 57th Street
New York, NY 10019
Investors related to J.P.Morgan Investment Management Inc.(2)	146,992	14.5
c/o J.P.Morgan Investment Management Inc.
522 Fifth Avenue
New York, New York 10036
Mac LaFollette	—	—
Peter Lamm(3)	863,534	85.0
W. Gregg Smart	—	—
Sanjay Morey	—	—
David G. Fiore	—	—
Sherice P. Bench	—	—
Charlyn A. Daugherty	—	—
Parke H. Davis	—	—
Donald A. Percenti	—	—
All executive officers and directors as a group (9 persons)	863,534	85.0

(1)	All of the voting interest of American Achievement Holdings LLC are held by Fenway Partners Capital Fund II, L.P., FPIP, LLC and FPIP Trust, LLC, each of which are affiliates of Fenway Partners, Inc. Accordingly, such entities may be deemed to beneficially own the shares of common stock held by American Achievement LLC. Each of such entities disclaims beneficial ownership of such shares except to the extent of its precuniary interest therein.

(2)	The various investors include J.P.Morgan U.S. Direct Corporate Finance Institutional Investors II LLC, which holds 140,729 shares of common stock, J.P. Morgan U.S. Direct Corporate Finance Private Investors II LLC, which holds 5,528 shares of common stock, and 522 Fifth Ave Fund, L.P., which holds 735 shares of common stock.

(3)	Mr. Lamm is a founder of Fenway Partners, Inc. a managing member of Fenway Partners II LLC, the general partner of Fenway Partners Capital Fund II, L.P., and is a managing member of each of FPIP, LLC and FPIP Trust, LLC. Accordingly, Mr. Lamm may be deemed to beneficially own the shares of common stock held by American Achievement Holdings LLC. Mr. Lamm disclaims beneficial ownership of such shares except to the extent of his pecuniary interests therein.

Item 13.	Certain Relationships and Related Transactions

      Our parent and our company entered into a management agreement with Fenway Partners, Inc., an affiliate of Fenway Partners Capital Fund II, L.P., pursuant to which Fenway Partners, Inc. provides management and other advisory services. Pursuant to this agreement, Fenway Partners, Inc. receives an aggregate annual management fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA. EBITDA is defined in the management agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, management fees and other one-time non-recurring charges. In addition, the management agreement provides that Fenway Partners, Inc. will also receive customary fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Fenway Partners, Inc. and its affiliates. Although the indenture governing the notes permits the payments under the management agreement, such payments will be restricted during an event of default under the notes. Amounts paid under the new management agreement totaled approximately $800,000 for the period March 26, 2004 to August 28, 2004. As of August 28, 2004, our company had accrued management fees of $500,000.

      Amounts paid under a management agreement with our former owner totaled $2,250,000 for the period August 31, 2003 to March 25, 2004. As of August 30, 2003, the Company had accrued management fees of $750,000.

Item 14.	Principal Accountant Fees and Services

      The following table sets forth the aggregate fees billed to the Company for the periods March 26, 2004 to August 28, 2004 and August 31, 2003 to March 25, 2004 and the fiscal year 2003 by Deloitte & Touche LLP:

				Percentage of Services

				For the Period
	For the Period
			For the Year	March 26, 2004		For the Year
	March 26, 2004	August 31, 2003	Ended	to August 28,	August 31, 2003	Ended
	to August 31, 2004	to March 25, 2004	August 30, 2003	2004	to March 25, 2004	August 30, 2003

Audit fees	$205,000	$194,000	$227,000	48%	82%	36%
Audit-related fees	84,000	—	181,000	20%	—	29%
Tax fees	137,000	31,000	180,000	32%	13%	29%
All other fees	—	11,000	35,000	—	5%	6%
Total fees	$426,000	$236,000	$623,000	100%	100%	100%

      “The Audit Fees” billed during the periods March 26, 2004 to August 28, 2004 and August 31, 2003 to March 25, 2004 and the fiscal year ended 2003 were for professional services rendered for the audit of our financial statements. “Audit-Related Fees” were for services related to accounting consultation of the Merger and related filings with the Securities and Exchange Commission for the period March 26, 2004 to August 28, 2004 and various acquisition related services for the fiscal year ended 2003. “Tax Fees” consist of fees billed for professional services rendered for tax compliance, tax advice, and tax planning. “All other fees” primarily relate to the audit of pension and postretirement plans.

      The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for the Company by its independent registered public accounting firm. The Audit Committee has considered the role of Deloitte & Touche LLP in providing audit, audit-related and tax services to the Company and has concluded that such services are compatible with Deloitte & Touche LLP’s role as the Company’s independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Exhibits and Financial Statement Schedules

      The following documents are filed as part of this report.

1. Consolidated Financial Statements. See “Index to Consolidated Financial Statements” — Item 8.

2. Financial Statement Schedules. Report of Independent Registered Public Accounting Firm and Schedule II — Valuation and Qualifying Accounts.

3. Exhibits. See “Exhibit Index.”

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DAVID G. FIORE

David G. Fiore
Chief Executive Officer

By:	/s/ SHERICE P. BENCH

Sherice P. Bench
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 4, 2004.

/s/ DAVID G. FIORE David G. Fiore	Chief Executive Officer

/s/ PETER LAMM Peter Lamm	Director

/s/ MAC LAFOLLETTE Mac LaFollette	Director

/s/ W. GREGG SMART W. Gregg Smart	Director

/s/ SANJAY MOREY Sanjay Morey	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Achievement Corporation

      We have audited the consolidated financial statements of American Achievement Corporation and Subsidiaries (the “Company”) as of August 28, 2004 (Successor) and August 30, 2003 (Predecessor), and the periods from March 26, 2004 to August 28, 2004 (Successor, five months), from August 31, 2003 to March 25, 2004 (Predecessor, seven months) and for each of the two fiscal years in the period ended August 30, 2003, and have issued our report thereon dated October 29, 2004 (included elsewhere in this Form 10-K). Our audits also included the consolidated financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Austin, Texas

October 29, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

AMERICAN ACHIEVEMENT CORPORATION

	Balance at					Balance at
	Beginning of	Charged to Costs				End of
	Period	and Expenses	Other	Write-offs		Period

	(In thousands)
Reserves and allowances deducted from asset accounts

Reserve on sales representative advances
March 26, 2004 — August 28, 2004	$2,254	$1,205	—	$(1,076	)(1)	$2,383
August 31, 2003 — March 25, 2004	2,516	813	—	(1,075	)(1)	2,254
Year ended August 30, 2003	2,843	2,335	—	(2,662	)(1)	2,516
Year ended August 31, 2002	3,004	2,499	—	(2,660	)(1)	2,843
Allowance for doubtful accounts
March 26, 2004 — August 28, 2004	3,098	3,790	123	(4,150)		2,861
August 31, 2003 — March 25, 2004	3,242	3,445	(160)	(3,429)		3,098
Year ended August 30, 2003	3,525	7,178	145	(7,606)		3,242
Year ended August 31, 2002	3,076	8,955	38	(8,544)		3,525

(1)	Represents principally write-offs of terminated sales representative amounts and forgiveness of amounts by the Company.

EXHIBIT INDEX

Exhibit
Number	Designation

2.1	Agreement and Plan of Merger by and among AAC Holding Corp., AAC Acquisition Corp., American Achievement Corporation and The Stockholders Party Hereto dated as of December 24, 2003****
3.1	Certificate of Incorporation of American Achievement Corporation with all amendments (f/k/a Commemorative Brands Holding Corp.)**
3.2	By-Laws of American Achievement Corporation (f/k/a Commemorative Brands Holding Corp.)**
3.3	Certificate of Incorporation of Commemorative Brands, Inc. with all amendments (f/k/a Scholastic Brands, Inc., Class Rings, Inc. and Keepsake Jewelry, Inc.)**
3.4	By-Laws of Commemorative Brands, Inc. (f/k/a Scholastic Brands, Inc., Class Rings, Inc. and Keepsake Jewelry, Inc.)**
3.5	Certificate of Incorporation of CBI North America, Inc. with all amendments (f/k/a CBI North America, Inc.)**
3.6	By-Laws of CBI North America, Inc. with all amendments (f/k/a CBI North America, Inc.)**
3.7	Certificate of Incorporation of Taylor Senior Holding Corp.**
3.8	By-Laws of Taylor Senior Holding Corp.**
3.9	Amended and Restated Certificate of Incorporation of TP Holding Corp. (f/k/a TP Acquisition Corp.)**
3.10	By-Laws of TP Holding Corp. (f/k/a TP Acquisition Corp.)**
3.11	Certificate of Incorporation of Taylor Publishing Company with all amendments (f/k/a Taylor Publishing Company of Delaware)**
3.12	By-Laws of Taylor Publishing Company (f/k/a Taylor Publishing Company of Delaware)**
3.13	Certificate of Limited Partnership of Taylor Publishing Manufacturing, L.P.***
3.14	Taylor Publishing Manufacturing, L.P. Limited Partnership Agreement***
3.15	Articles of Incorporation of Educational Communications, Inc. with all amendments (f/k/a Merit Publishing Company)**
3.16	By-Laws of Educational Communications, Inc.**
3.17	Certificate of Formation of Taylor Manufacturing Holdings, LLC***
3.18	Limited Liability Company Agreement of Taylor Manufacturing Holdings, LLC***
4.1	Indenture, dated as of February 20, 2002, among American Achievement Corporation, The Bank of New York, as Trustee, and the Guarantors**
4.2	First Supplemental Indenture, dated as of July 17, 2003, among American Achievement Corporation, The Bank of New York, as Trustee, and the Additional Guarantors***
4.3	Second Supplemental Indenture, dated as of December 24, 2002, among American Achievement Corporation, The Bank of New York, as Trustee, and the Additional Guarantors***
4.4	Third Supplemental Indenture, dated as of March 15, 2004, among American Achievement Corporation, the Guarantors, and The Bank of New York****
4.5	Indenture, dated as of March 25, 2004, among The Bank of New York, as Trustee, and the Guarantors****
4.6	Form of 8.25% Senior Subordinated Notes due April 1, 2012 (Included in Exhibit 4.5)
10.1	Exchange and Registration Rights Agreement, dated March 25, 2004, among American Achievement Corporation, the Guarantors, and the Purchasers****
10.2	Credit Agreement, dated March 25, 2004, by and among American Achievement Corporation, the Guarantors, Goldman Sachs Credit Partners L.P., Deutsche Bank A.G., Cayman Islands Branch, and Deutsche Bank Securities Inc.****
10.3	Pledge and Security Agreement between the Guarantors and Goldman Sachs Credit Partners L.P., dated March 25, 2004.****

Exhibit
Number	Designation

10.4	Intercreditor Agreement between Goldman Sachs Credit Partners L.P., the Secured Parties, and The Bank of Nova Scotia, dated March 25, 2004.****
10.5	First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold between Commemorative Brands, Inc. and The Bank of Nova Scotia, dated March 25, 2004.****
10.6	Letter Agreement for Addition of Approved Inventory Locations between Commemorative Brands, Inc. and The Bank of Nova Scotia, dated June 9, 2004.****
10.7	Management Advisory Agreement by and between AAC Holding Corp., American Achievement Corporation, and Fenway Partners, Inc., dated March 25, 2004.****
10.8	Employment Agreement, dated as of July 13, 1999 by and between Commemorative Brands, Inc. and David G. Fiore**
10.9	First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and David G. Fiore dated February 1, 2002**
10.10	Second Amendment to the Employment Agreement by and between the Registrant and David G. Fiore dated December 23, 2003*****
10.11	Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Sherice P. Bench, as amended**
10.12	First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Sherice P. Bench, dated July 2, 1999*****
10.13	Second Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Sherice P. Bench dated April 9, 2004*****
10.14	Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Donald J. Percenti**
10.15	First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Donald J. Percenti dated April 9, 2004*****
10.16	Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Charlyn A. Cook**
10.17	First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Charlyn Daugherty dated April 9, 2004*****
10.18	First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Parke Davis dated April 9, 2004*****
10.19	Third Amendment to the Employment Agreement by and between the Registrant and David G. Fiore dated October 21, 2004.
12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges
21.1	Subsidiaries of American Achievement Corporation*****
31.1	CEO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the corresponding Exhibit number of the Registrant Report on Form 8-K, dated July 30, 2002.

**	Incorporated by reference to the corresponding Exhibit number of the Registrant Amended Registration Statement on Form S-4/ A, dated April 5, 2002.

***	Incorporated by reference to the corresponding Exhibit number the Registrant Report on Form 10-K, dated November 17, 2003.

****	Incorporated by reference to the corresponding Exhibit number of the Registrant Report on Form 10-Q, dated July 13, 2004.

*****	Incorporated by reference to the corresponding Exhibit number of the Registrant Report on Form S-4, dated July 22, 2004.