Form 10-Q
period 2005-05-28
AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2005-07-12
CIK 1168468, 1311835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 28, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-121479
COMMISSION FILE NUMBER 333-84294

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE
DELAWARE	20-1854833
(State or other jurisdiction of	13-4126506
incorporation or organization)	(I.R.S. Employer Identification Number)

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

The number of shares outstanding of AAC Group Holding Corp. as of July 8, 2005 was 505,460 shares of common stock, par value $.01. The number of shares outstanding of American Achievement Corporation as of July 8, 2005 was 100 shares of common stock, par value $.01.

FOR THE QUARTERLY PERIOD ENDED MAY 28, 2005

INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
Condensed Consolidated Balance Sheets (unaudited) — As of May 28, 2005 (Successor) and August 28, 2004 (Successor)	3
Condensed Consolidated Statements of Operations (unaudited) — For the Three Months Ended May 28, 2005 (Successor) and For the Period March 26, 2004 to May 29, 2004 (Successor) and the Period February 29, 2004 to March 25, 2004 (Predecessor)	4
Condensed Consolidated Statements of Operations (unaudited) — For the Nine Months Ended May 28, 2005 (Successor)and For the Period March 26, 2004 to May 29, 2004 (Successor) and the Period August 31, 2003 to March 25, 2004 (Predecessor)	5
Condensed Consolidated Statements of Cash Flows (unaudited) — For the Nine Months Ended May 28, 2005 (Successor) and For the Period March 26, 2004 to May 29, 2004 (Successor) and the Period August 31, 2003 to March 25, 2004 (Predecessor)	6
Condensed Consolidated Statements of Stockholders’ Equity (unaudited) — For the Nine Months Ended May 28, 2005 (Successor)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8-23
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	38
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	39
Item 6. Exhibits	40
SIGNATURES	41
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

The Company will amend its Form 10-K for the year ended August 28, 2004 and its Form 10-Qs for the periods ended November 27, 2004 and February 26, 2005 to restate its segment disclosure, as more fully discussed in Note 13.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	AAC Group
	Holding
	Corp.	American Achievement Corporation
		(Successor)	(Successor)
	May 28,	May 28,	August 28,
	2005	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,978	$3,748	$3,038
Accounts receivable, net	71,581	71,581	43,321
Inventories, net	22,724	22,724	23,023
Prepaid expenses and other current assets, net	32,774	32,774	36,395

Total current assets	131,057	130,827	105,777
Property, plant and equipment, net	76,243	76,243	76,565
Goodwill and other intangible assets, net	339,115	335,851	345,553
Other assets	3,378	3,378	3,091

Total assets	$549,793	$546,299	$530,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$6,267	$6,267	$5,733
Accounts payable	10,044	10,044	9,842
Customer deposits	35,861	35,861	17,807
Accrued expenses	35,217	35,198	30,314
Deferred revenue	210	210	5,503
Accrued interest	2,857	2,857	7,334
Current portion of long-term debt	1,550	1,550	1,550

Total current liabilities	92,006	91,987	78,083
Long-term debt, net of current portion	386,717	292,423	309,108
Deferred income taxes	31,744	33,354	25,844
Other long-term liabilities	8,485	8,485	9,439

Total liabilities	518,952	426,249	422,474
Commitments and contingencies
Stockholders’ equity:
Common stock	5	—	—
Additional paid-in capital	16,491	102,046	102,046
Accumulated earnings	14,345	18,004	6,466

Total stockholders’ equity	30,841	120,050	108,512

Total liabilities and stockholders’ equity	$549,793	$546,299	$530,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	AAC Group
	Holding Corp.	American Achievement Corporation
		(Successor)	(Successor)	(Predecessor)
	For the three	For the three
	months ended	months ended	For the period
			March 26, 2004 -	February 29, 2004 -
	May 28, 2005	May 28, 2005	May 29, 2004	March 25, 2004
Net sales	$137,123	$137,123	$114,621	$20,275
Cost of sales	56,527	56,527	55,088	8,275

Gross profit	80,596	80,596	59,533	12,000
Selling, general and administrative expenses	43,928	43,928	34,559	10,622

Operating income	36,668	36,668	24,974	1,378
Interest expense	8,776	6,309	4,572	2,557

Income (loss) before income taxes	27,892	30,359	20,402	(1,179)
Provision for income taxes	12,299	12,144	7,957	—

Net income (loss)	15,593	18,215	12,445	(1,179)

Preferred dividends	—	—	—	(100)

Net income (loss) applicable to common stockholders	$15,593	$18,215	$12,445	$(1,279)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	AAC Group
	Holding Corp.	American Achievement Corporation
		(Successor)	(Successor)	(Predecessor)
	For the nine	For the nine
	months ended	months ended	For the period
			March 26, 2004 -	August 31, 2003 -
	May 28, 2005	May 28, 2005	May 29, 2004	March 25, 2004
Net sales	$259,228	$259,228	$114,621	$146,721
Cost of sales	106,993	106,993	55,088	59,857

Gross profit	152,235	152,235	59,533	86,864
Selling, general and administrative expenses	115,208	115,208	34,559	74,992

Operating income	37,027	37,027	24,974	11,872
Interest expense	23,066	17,797	4,572	16,455

Income (loss) before income taxes	13,961	19,230	20,402	(4,583)
Provision for income taxes	6,082	7,692	7,957	—

Net income (loss)	7,879	11,538	12,445	(4,583)

Preferred dividends	—	—	—	(700)

Net income (loss) applicable to common stockholders	$7,879	$11,538	$12,445	$(5,283)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	AAC Group
	Holding Corp.	American Achievement Corporation
		(Successor)	(Successor)	(Predecessor)
	For the nine	For the nine
	months ended	months ended	For the period
			March 26, 2004 -	August 31, 2003 -
	May 28, 2005	May 28, 2005	May 29, 2004	March 25, 2004
Cash flows from operating activities:

Net income (loss)	$7,879	$11,538	$12,445	$(4,583)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	18,975	18,975	4,087	8,530
Amortization of debt discount and deferred financing fees	6,422	1,153	251	1,197

Provision (recovery) for doubtful accounts	574	574	1,088	(144)
Changes in assets and liabilities:

Accounts receivable	(28,834)	(28,834)	(31,952)	2,758

Inventories, net	299	299	24,905	(18,963)

Prepaid expenses and other current assets, net	3,621	3,621	497	2,573

Other assets	(4,114)	(606)	421	(959)

Customer deposits	18,054	18,054	(29,979)	42,763

Deferred revenue	(5,293)	(5,293)	(2,579)	(2,235)

Accounts payable, accrued expenses, and other long-term liabilities	5,574	7,165	11,870	9,290

Net cash provided by (used in) operating activities	23,157	26,646	(8,946)	40,227

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,755)	(9,755)	(1,428)	(12,793)
Acquisition, net of cash acquired	—	—	—	(109,406)

Net cash used in investing activities	(9,755)	(9,755)	(1,428)	(122,199)

Cash flows from financing activities:

Payments on revolver	(28,950)	(28,950)	—	(9,500)
Proceeds on common stock issuance	—	—	—	102,046
Proceeds on term loan	—	—	—	155,000
Proceeds from 8 1/4% senior subordinated notes	—	—	—	150,000

Proceeds from credit facility revolver	33,450	33,450	400	2,000

Redemption of common and preferred stock	—	—	—	(95,368)

Redemption of 11% senior subordinated notes	—	—	—	(41,355)

Redemption of 11 5/8% senior unsecured notes	(6,075)	(6,075)	—	(170,925)

Payments on term loan	(15,140)	(15,140)	—	—

Proceeds from 10 1/4% notes	89,269	—	—	—

Distribution to stockholders	(85,550)	—	—	—
Change in bank overdraft	534	534	2,800	(2,396)

Net cash provided by (used in) financing activities	(12,462)	(16,181)	3,200	89,502

Net increase (decrease) in cash and cash equivalents	940	710	(7,174)	7,530

Cash and cash equivalents, beginning of period	3,038	3,038	9,265	1,735

Cash and cash equivalents, end of period	$3,978	$3,748	$2,091	$9,265

Supplemental disclosure
Cash paid during the period for:
Interest	$20,939	$20,939	$—	$18,873

Income taxes	$199	$199	$20	$178

Supplemental Disclosure of noncash financing activities
Accrued preferred stock dividends	$—	$—	$—	$700

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

			Additional
AAC Group Holding	Common Stock		Paid-in	Accumulated
Corp.	Shares	Amount	Capital	earnings	Total
Balance, August 28, 2004	—	$—	$—	$—	$--
Issuance of common stock, $.01 par value, 1,250,000 shares authorized	1,015,426	$10	$102,036	$6,466	$108,512
Distribution to stockholders	(509,966)	(5)	(85,545)	—	(85,550)
Net income	—	—	—	7,879	7,879

Balance, May 28, 2005	505,460	$5	$16,491	$14,345	$30,841

American			Additional
Achievement	Common Stock		Paid-in	Accumulated
Corporation	Shares	Amount	Capital	earnings	Total
Balance, August 28, 2004 (Successor) $.01 par value, 1,000 shares authorized	100	$—	$102,046	$6,466	$108,512
Net income	—	—	—	11,538	11,538

Balance, May 28, 2005 (Successor)	100	$—	$102,046	$18,004	$120,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

1. Summary of Significant Accounting Policies

Consolidation

     The unaudited condensed consolidated financial statements of AAC Group Holding Corp. (“Group Holdings”) include the accounts of its wholly-owned subsidiary, American Achievement Corporation (“AAC,” a separate public reporting company, together with Group Holdings, the “Company”). Group Holdings was formed on November 8, 2004. On November 16, 2004, the stockholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp. for a like amount of shares in Group Holdings. Following the exchange, AAC Holding Corp. became a wholly-owned subsidiary of Group Holdings.

     On November 16, 2004, Group Holdings issued $131.5 million aggregate principal amount at maturity of 10 1/4% senior discount notes due 2012 (the “10 1/4% Notes”) , generating net proceeds of $89.3 million. Group Holdings is the sole obligor of these notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Group Holdings’ common stock from its stockholders. Other than this debt obligation, related deferred issuance costs and associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income expenses and cash flows presented for all periods represent those of Group Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Group Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is AAC. All significant intercompany accounts and transactions have been eliminated in consolidation. AAC and Group Holdings are treated as entities under common control and therefore, the statements of operations and cash flows presented for Group Holdings combine the results of AAC to the beginning of the period presented.

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months and nine months ended May 28, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2005. Accordingly, the interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 28, 2004 included in AAC’s Report on Form 10-K (File No. 333-84294) filed on November 5, 2004, which will be amended to restate segment disclosure as more fully discussed in Note 13.

     Unless separately stated, the notes herein relate to both Group Holdings and AAC.

     Effective January 30, 2004, AAC acquired the assets of C-B Graduation Announcements, LLC, a producer of personalized graduation announcements and related accessories (the “C-B Announcements Acquisition”). The maximum purchase price payable in connection with this acquisition is approximately $5.9 million in cash, of which approximately $5.0 million was paid at closing (including $1.0 million placed in escrow), with the escrowed amount and balance of the purchase price to be paid upon achieving certain financial targets. The C-B Announcements Acquisition was accounted for using the purchase method of accounting. The results of operations of the C-B Announcements Acquisition have been included in the Company’s consolidated results of operations since the date of acquisition.

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

     Had compensation expense for the employee stock plans been determined based on the fair value at the grant date for options granted consistent with the provisions of SFAS 123, as amended by SFAS 148, the Company’s pro forma net income (loss) would not have been materially impacted. No options were granted during the three months and nine months ended May 28, 2005 or the three months and nine months ended May 29, 2004.

2. Merger

     On March 25, 2004, AAC Acquisition Corp., a wholly-owned subsidiary of AAC Holding Corp., merged with and into AAC, with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp (the “Merger”).

     The Merger was financed by a cash equity investment in AAC Holding Corp. by an investor group led by Fenway Partners of $102.0 million, the borrowing by AAC of $155.0 million under a seven-year term loan and $2.0 million under a nine-year revolving loan, each under AAC’s senior secured credit facility and the issuance by AAC of $150.0 million aggregate principal amount of 8 1/4 % senior subordinated notes due 2012 (the “8 1/4% Notes”) . Proceeds of these financing arrangements were used to redeem the outstanding Series A Preferred Stock of AAC, refinance AAC’s existing indebtedness, including the redemption of $41.4 million of AAC’s then outstanding 11% senior notes due 2007 (the “11% Notes”) and completion of a debt tender offer to acquire all of AAC’s existing 11 5/8% senior unsecured notes due 2007 (the “11 5/8% Notes”), and pay transaction costs and expenses. Pursuant to the debt tender offer, AAC retired $170.9 million of the 11 5/8% Notes for an aggregate of $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. The tender for the $177.0 million 11 5/8% Notes and the $41.4 million 11% Notes was the direct result of the Merger. The consummation of the Merger was subject to the consent and a debt tender offer to acquire these notes. The subsequent tender offer costs and early redemption expenses of the debt directly related to the cost of the transaction and was included as part of the purchase price. In addition, as part of the Merger, AAC terminated its former senior secured credit facility and terminated its management contract with its previous owners. AAC also entered into an amendment of its existing gold consignment agreement and entered into a new management agreement with an affiliate of Fenway Partners.

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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

     The purchase price was as follows:

Purchase price		$419,200
Assets acquired	197,714
Liabilities assumed	(125,731)

Net assets acquired		71,983

Excess purchase price over net assets acquired		$347,217

     During the period ended May 28, 2005, the Company corrected assets acquired in the above table to remove goodwill and intangible assets reflected in the pre-Merger consolidated financial statements. This correction had no impact on the purchase price or the purchase price allocation in the table below.

     AAC has allocated the purchase price in the Merger as follows:

Current assets	$123,407
Property, plant and equipment	78,301
Goodwill	181,361
Intangible assets	157,928
Other assets	15,390
Current liabilities	(116,102)
Long-term debt	7,075
Deferred income taxes	(12,043)
Other long-term liabilities	(16,117)

Total purchase price	$419,200

     As a result of the Merger, AAC has reflected pre-Merger periods from February 29, 2004 to March 25, 2004 and August 31, 2003 to March 25, 2004 (“Predecessor”) and post-Merger periods from March 26, 2004 to May 29, 2004 and three months ended and nine months ended May 28, 2005 (“Successor”) in its condensed consolidated financial statements.

     During the three months ended May 28, 2005, AAC recognized in its consolidated statements of operations approximately $3.0 million of amortization expense of intangible assets as selling, general and administrative expenses, as compared to approximately $2.0 million for the period from March 26, 2004 to May 29, 2004 and $0.1 million for the period February 29, 2004 to March 25, 2004. During the nine months ended May 28, 2005, amortization expense was approximately $8.9 million as compared to approximately $2.0 million for the period from March 26, 2004 to May 29, 2004 and $1.1 million for the period August 31, 2003 to March 25, 2004.

3. Goodwill and Other Intangible Assets

Goodwill

     For Group Holdings, the net carrying amount of goodwill was $182,399 as of May 28, 2005. Since the date of the Merger, goodwill increased due to finalization of previously estimated transaction costs associated with professional services.

     For AAC, the net carrying amount of goodwill was $182,399 and $182,080 as of May 28, 2005 and August 28, 2004, respectively. Since the date of the Merger, goodwill increased due to finalization of previously estimated transaction costs associated with professional services.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

Other Intangible Assets

     For Group Holdings, other intangible assets consisted of the following:

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
At May 28, 2005
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	14,620	(1,990)	12,630
Patents	14 to 17 years	7,317	(518)	6,799
Customer lists and distribution contracts	3 to 12 years	100,516	(13,324)	87,192

		$172,548	$(15,832)	$156,716

     For Group Holdings, total amortization on other intangible assets was $3,452 and $10,266 for the three and nine months ended May 28, 2005, respectively, of which amortization on deferred financing costs is recorded as interest expense using the effective interest rate method and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2005 through 2009 is approximately $13.8 million each year.

     For AAC, other intangible assets consisted of the following:

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
At May 28, 2005 (Successor)
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(1,746)	9,366
Patents	14 to 17 years	7,317	(518)	6,799
Customer lists and distribution contracts	3 to 12 years	100,516	(13,324)	87,192

		$169,040	$(15,588)	$153,452

At August 28, 2004 (Successor)
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(624)	10,488
Patents	14 to 17 years	7,317	(185)	7,132
Customer lists and distribution contracts	3 to 12 years	100,516	(4,758)	95,758

		$169,040	$(5,567)	$163,473

     For AAC, total amortization on other intangible assets was $3,341 for the three months ended May 28, 2005 and $2,227 for the period March 26, 2004 to May 29, 2004 and $285 for the period February 29, 2004 to March 25, 2004. Total amortization on other intangible assets was $10,022 for the nine months ended May 28, 2005 and $2,227 for the period March 26, 2004 to May 29, 2004 and $2,156 for the period August 31, 2003 to March 25, 2004. Amortization on deferred financing costs is recorded as interest expense using the effective interest rate method and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2005 through 2009 is approximately $13.4 million each year.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

4. Comprehensive Income (Loss)

     Unrecognized losses on accrued minimum pension liabilities are included in other comprehensive income (loss). The following amounts were included in determining comprehensive income (loss):

	AAC Group
	Holding Corp.	American Achievement Corporation
		(Successor)	(Successor)	(Predecessor)
	For the three	For the three
	months ended	months ended	For the period
			March 26, 2004 -	February 29, 2004 -
	May 28, 2005	May 28, 2005	May 29, 2004	March 25, 2004
Net income (loss)	$15,593	$18,215	$12,445	$(1,179)
Adjustment in minimum pension liability	—	—	—	6

Total comprehensive income (loss)	$15,593	$18,215	$12,445	$(1,185)

	AAC Group
	Holding Corp.	American Achievement Corporation
		(Successor)	(Successor)	(Predecessor)
	For the nine	For the nine
	months ended	months ended	For the period
	May 28, 2005	May 28, 2005	March 26, 2004 -	August 31, 2003 -
			May 29, 2004	March 25, 2004
Net income (loss)	$7,879	$11,538	$12,445	$(4,583)
Adjustment in minimum pension liability	—	—	—	40

Total comprehensive income (loss)	$7,879	$11,538	$12,445	$(4,623)

5. Inventories, Net

     A summary of inventories, net is as follows:

	AAC Group
	Holding Corp.	American Achievement Corporation
		(Successor)	(Successor)
	May 28, 2005	May 28, 2005	August 28, 2004
Raw materials	$9,852	$9,852	$8,853
Work in process	7,335	7,335	7,380
Finished goods	6,531	6,531	6,978
Less — Reserves	(994)	(994)	(188)

	$22,724	$22,724	$23,023

     For Group Holdings, cost of sales includes depreciation and amortization of $2,213 and $6,996 for the three months and nine months ended May 28, 2005, respectively.

     For AAC, cost of sales includes depreciation and amortization of $2,213 for the three months ended May 28, 2005 and $1,510 for the period March 26, 2004 to May 29, 2004 and $721 for the period February 29, 2004 to March 25, 2004. For AAC, cost of sales includes depreciation and amortization of $6,996 for the nine months ended May 28, 2005 and $1,510 for the period March 26, 2004 to May 29, 2004 and $5,062 for the period August 31, 2003 to March 25, 2004.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

6. Prepaid Expenses and Other Current Assets, Net

     For Group Holdings, prepaid expenses and other current assets, net include reserves on sales representative advances of $3,418 at May 28, 2005.

     For AAC, prepaid expenses and other current assets, net include reserves on sales representative advances of $3,418 and $2,383 at May 28, 2005 and August 28, 2004, respectively.

7. Long-term Debt

     Long-term debt consisted of the following:

	AAC Group
	Holding Corp.	American Achievement Corporation
		(Successor)	(Successor)
	May 28, 2005	May 28, 2005	August 28, 2004
10 1/4% Senior discount notes due 2012 (net of unamortized discount of $37,206)	$94,294	$—	$—
8 1/4% Senior subordinated notes due 2012	150,000	150,000	150,000
11 5/8% Senior unsecured notes due 2007 (net of unamortized discount of $30)	—	—	6,045
Senior secured credit facility:
Revolving credit facility due 2010	4,500	4,500	—
Term loan due 2011	139,473	139,473	154,613

Total	388,267	293,973	310,658
Less current portion of long-term debt	(1,550)	(1,550)	(1,550)

Total long-term debt	$386,717	$292,423	$309,108

10 1/4% Senior Discount Notes

     On November 16, 2004 Group Holdings issued the 10 1/4% Notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Group Holdings’ common stock from its stockholders. Group Holdings was formed on November 8, 2004 and has no operations separate from its ownership in AAC. Interest accrues on the 10 1/4% Notes in the form of an increase in the accreted value of the notes prior to October 1, 2008. Thereafter, cash interest on the 10 1/4% Notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009 at a rate of 10 1/4% per annum. Group Holdings has no independent operating assets or liabilities other than its investment in AAC.

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

     If a change in control as defined in the indenture relating to the 10 1/4% Notes occurs prior to October 1, 2008, Group Holdings must give the holders of the 10 1/4% Notes the opportunity to sell their 10 1/4% Notes to Group Holdings at 101% of the accreted value of the 10 1/4% Notes, plus accrued interest. If a

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

change in control as defined in the indenture relating to the 10 1/4% Notes occurs following October 1, 2008, Group Holdings must give the holders of the 10 1/4% Notes the opportunity to sell their 10 1/4% Notes to Group Holdings at 101% of the aggregate principal amount at maturity of the 10 1/4% Notes, plus accrued interest.

     Additionally, the terms of the 10 1/4% Notes limit Group Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions to the indenture governing the 8 1/4% Notes and the Senior Secured Credit Facility. As of May 28, 2005, Group Holdings was in compliance with all such provisions.

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

     AAC may not redeem the 8 1/4% Notes until on or after April 1, 2008, except that AAC, in connection with certain equity offerings, may redeem up to 35 percent of the 8 1/4% Notes before April 1, 2007 as long as (a) AAC pays a specified percentage of the principal amount of the 8 1/4% Notes, plus interest, (b) AAC redeems the 8 1/4% Notes within 90 days of completing a public equity offering and (c) at least 65 percent of the aggregate principal amount of the 8 1/4% Notes originally issued remains outstanding afterward.

     If a change in control as defined in the indenture relating to the 8 1/4% Notes occurs, AAC must give the holders of the 8 1/4% Notes the opportunity to sell their 8 1/4% Notes to AAC at 101% of the principal amount of the 8 1/4% Notes, plus accrued interest.

     The 8 1/4% Notes contain customary negative covenants and restrictions on actions by AAC and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions included in the indenture governing the 8 1/4% Notes. In addition, the 8 1/4% Notes contain covenants, which restrict the declaration or payment of dividends by AAC and/or its subsidiaries (as defined in the indenture governing the 8 1/4% Notes). AAC was in compliance with the 8 1/4% Notes’ covenants as of May 28, 2005.

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
(Dollars in thousands, unless otherwise stated)
(unaudited)

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

     On May 15, 2005, the Company redeemed the remaining outstanding $6.1 million of 11 5/8% Notes. In accordance with the indenture governing the 11 5/8% Notes, the redemption price was 105.813% of the principal amount of notes redeemed, plus accrued and unpaid interest.

11% Senior Subordinated Notes

     Commemorative Brands, Inc.’s (“CBI”) 11% Notes were scheduled to mature on January 15, 2007. On March 25, 2004, as discussed in Note 2, AAC redeemed all of the outstanding 11% Notes for an aggregate of $42.1 million.

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

Senior Secured Credit Facility

     In conjunction with the consummation of the Merger, on March 25, 2004, AAC entered into a $195.0 million senior credit facility (the “Senior Credit Facility”) which includes a $155.0 million term loan and up to $40.0 million available under a revolving credit facility. The Senior Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of AAC, and certain of AAC’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). As of May 28, 2005, assets of AAC subject to lien under the Senior Credit Facility were approximately $360.9 million. All of AAC’s obligations under the Senior Credit Facility are fully and unconditionally guaranteed by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries.

     The term loan of the Senior Credit Facility is due in March 2011. Quarterly payments of $388 are made through 2011. The term loan has an interest rate based on the prime rate, plus points based on a calculated leverage ratio.

     During the nine months ended May 28, 2005, the Company paid down $15.1 million of the term loan of the Senior Credit Facility, of which $1.1 million were three mandatory quarterly payments.

     The revolving credit facility matures in March 2010. Availability under the revolving credit facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement governing the Senior Credit Facility. Availability under the revolving credit facility as of May 28, 2005 was approximately $33.6 million with $4.5 million of borrowings and $1.9 million in letters of credit outstanding.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

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

     AAC was in compliance with the Senior Credit Facility’s covenants as of May 28, 2005.

     Group Holdings’ weighted average interest rate on debt outstanding as of May 28, 2005 was 7.6%.

     AAC’s weighted average interest rate on debt outstanding as of May 28, 2005 and August 28, 2004 was 6.8% and 6.1%, respectively.

     AAC’s management believes the carrying amount of long-term debt approximates fair value as of May 28, 2005 and August 28, 2004, based upon current rates offered for debt with the same or similar debt terms.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

8. Commitments and Contingencies

Pending Litigation

     On February 11, 2004, Frederick Goldman, Inc. (the “Licensee”) filed an arbitration claim against AAC’s subsidiary, CBI, for an unspecified monetary amount alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the Licensee to a non-exclusive license. The arbitration proceedings have concluded with the arbitrator ruling that the Licensee has an exclusive license. In addition, on February 10, 2004, the Licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting third parties rights in violation of the Licensee’s exclusive rights under the license agreement. The district court claim seeks injunctive and monetary relief. The Licensee has not specified the exact amount of monetary relief it seeks, but has asked for an amount not less than $10.0 million. On June 10, 2005, CBI filed its answer to the New York Complaint, and filed several counterclaims against the Licensee for, among other things, breach of contract, fraud, violation of the Lanham Act, and the New York anti-dilution statute. A status conference is scheduled for July 14, 2005. CBI intends to defend itself vigorously, and pursue its own claims aggressively, in these proceedings.

     On August 2, 2004, AAC’s subsidiary Taylor Publishing Company (“Taylor”) filed a motion in United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 03-75562-SCS to recover certain data and documents pursuant to a teleservices contract between Taylor and Abacus Communications, LC (“Abacus”), the chapter 11 debtor. Subsequent to court approval of Abacus turning over the documents and data requested, Abacus filed a counterclaim against Taylor for approximately $840,000 plus interest for unpaid billings that it claims are owed under the teleservices contract with Taylor. In February 2005, the Company reached a settlement with Abacus which did not have a material impact on the Company’s financial position.

     The Company is not a party to any other pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company’s results of operations or financial position.

Gold Consignment Agreement

     Under AAC’s gold consignment financing arrangement, AAC has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at AAC’s facilities and other approved locations, as specified by the agreement. AAC expensed consignment fees of $90 for the three months ended May 28, 2005 and $69 for the period from February 29, 2004 to March 25, 2004 and $26 for the period from March 26, 2004 to May 29, 2004. AAC expensed consignment fees of $264 for the nine months ended May 28, 2005 and $180 for the period from August 31, 2003 to March 25, 2004 and $69 for the period from March 26, 2004 to May 29, 2004. Under the terms of the consignment arrangement, AAC does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from AAC in payment for the gold purchased. Accordingly, AAC does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of May 28, 2005 and August 28, 2004, AAC held approximately 20,930 ounces and 19,460 ounces, respectively, of gold valued at $8.8 million and $7.9 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 days written notice.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

9. Income Taxes

     The Company has recognized a net deferred tax liability. AAC has an effective rate of 40% for the three and nine months ended May 28, 2005 to represent an estimated federal and state income tax provision. Group Holdings has an effective rate of 45% for the three and nine months ended May 28, 2005 to represent an estimated federal and state income tax provision and the non-deductibility of a portion of its interest on high-yield debt.

10. Stockholders’ Equity

     Pursuant to an employment agreement entered into between AAC and its chief executive officer in July 1999, as amended on February 1, 2002, the executive is entitled to receive discretionary bonuses as directed by the Board of Directors up to $300 annually, of which $110 was accrued as of May 28, 2005.

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

     The net periodic postretirement benefit cost (income), include the following components:

	American Achievement Corporation
	(Successor)		(Successor)		(Predecessor)
	For the three months ended		For the period
	May 28, 2005		March 26, 2004 - May 29, 2004		February 29, 2004 - March 25, 2004
		CBI post-		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to Service during the period	$19	$—	$14	$—	$7	$—
Interest cost	209	37	139	44	70	22
Expected return on assets	(208)	—	(140)	—	(70)	—
Amortization of unrecognized net loss (gain)	—	(74)	36	9	18	4
Amortization of unrecognized net prior service costs	—	—	—	16	—	8

Net periodic postretirement benefit cost (income)	$20	$(37)	$49	$69	$25	$34

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	American Achievement Corporation
	(Successor)		(Successor)		(Predecessor)
	For the nine months ended		For the period
	May 28, 2005		March 26, 2004 - May 29, 2004		August 31, 2003 - March 25, 2004
		CBI post-		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to Service during the period	$57	$—	$14	$—	$50	$—
Interest cost	627	111	139	44	488	170
Expected return on assets	(624)	—	(140)	—	(490)	—
Amortization of unrecognized net loss (gain)	—	(222)	36	9	126	83
Amortization of unrecognized net prior service costs	—	—	—	16	—	154

Net periodic postretirement benefit cost (income)	$60	$(111)	$49	$69	$174	$407

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. During the first quarter of fiscal 2005, the Company adopted the provisions of this pronouncement and noted a reduction of service costs for fiscal 2005 of $93 as a component of net postretirement health care costs attributable to current services.

12. Related-Party Transactions

     On March 25, 2004, upon consummation of the Merger, AAC entered into a new management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid under the new management agreement totaled $1.0 million and $2.5 million for the three months and nine months ended May 28, 2005, respectively. As of May 28, 2005, AAC had a net prepaid management fee balance of $210 and as of August 28, 2004, AAC had accrued management fees of approximately $500.

     In 2001, AAC entered into a management agreement with a prior stockholder, Castle Harlan, Inc. This agreement was terminated on March 25, 2004. Amounts paid under this management agreement totaled $0 for the period from March 26, 2004 to May 29, 2004 and $750 for the period February 29, 2004 to March 25, 2004 and $0 for the period from March 26, 2004 to May 29, 2004 and $2,250 for the period August 31, 2003 to March 25, 2004.

13. Business Segments

     Previously the Company had aggregated and presented two reportable segments — Scholastic Products and Recognition and Affinity Products. Subsequent to the fiscal year ended August 28, 2004 and during the quarter ended May 28, 2005, management of the Company determined that it should have disaggregated its segments into five separate segments; namely, Yearbooks, Class Rings, Graduation Products, Achievement Publications and Other. Accordingly, the prior period financial information has been restated to present such segment disclosures.

     The Company manufactures, markets and sells class rings, yearbooks and graduation products, which includes fine paper products and graduation accessories, to high school, college and, to a lesser extent, elementary and junior high school markets in the United States. The achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. The other segment consists primarily of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	AAC Group Holding Corp.

Three Months Ended		Segment Operating
May 28, 2005	Net Sales	Income (Loss)	Segment Assets
Class Rings	$35,938	$6,017	$216,902
Yearbooks	73,362	25,353	193,480
Graduation Products	19,724	4,699	69,003
Achievement Publications	780	(674)	38,465
Other	7,319	1,273	31,943

Totals	$137,123	$36,668	$549,793

	American Achievement Corporation
	(Successor)

		Segment
Three Months		Operating	Segment
Ended May 28, 2005	Net Sales	Income (Loss)	Assets
Class Rings	$35,938	$6,017	$215,514
Yearbooks	73,362	25,353	192,242
Graduation Products	19,724	4,699	68,562
Achievement Publications	780	(674)	38,243
Other	7,319	1,273	31,738

Totals	$137,123	$36,668	$546,299

	(Successor)		(Predecessor)
	For the period March 26, 2004 - May 29, 2004		For the period February 29, 2004 - March 25, 2004
		Segment		Segment
		Operating		Operating
Three Months Ended		Income		Income
May 29, 2004	Net Sales	(Loss)	Net Sales	(Loss)
Class Rings	$29,504	$6,651	$6,917	$(785)
Yearbooks	67,739	17,902	4,071	292
Graduation Products	11,267	469	8,131	2,456
Achievement Publications	715	(667)	56	(420)
Other	5,396	619	1,100	(165)

Totals	$114,621	$24,974	$20,275	$1,378

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	AAC Group Holding Corp.

Nine Months Ended		Segment Operating
May 28, 2005	Net Sales	Income	Segment Assets
Class Rings	$104,385	$14,735	$216,902
Yearbooks	89,291	14,564	193,480
Graduation Products	39,043	5,815	69,003
Achievement Publications	10,074	830	38,465
Other	16,435	1,083	31,943

Totals	$259,228	$37,027	$549,793

	American Achievement Corporation
	(Successor)

		Segment
Nine Months		Operating
Ended May 28, 2005	Net Sales	Income	Segment Assets
Class Rings	$104,385	$14,735	$215,514
Yearbooks	89,291	14,564	192,242
Graduation Products	39,043	5,815	68,562
Achievement Publications	10,074	830	38,243
Other	16,435	1,083	31,738

Totals	$259,228	$37,027	$546,299

	(Successor)		(Predecessor)
	For the period March 26, 2004 - May 29, 2004		For the period August 31, 2003 - March 25, 2004
				Segment
		Segment		Operating
Nine Months Ended		Operating		Income
May 29, 2004	Net Sales	Income (Loss)	Net Sales	(Loss)
Class Rings	$29,504	$6,651	$77,628	$7,187
Yearbooks	67,739	17,902	20,236	(6,870)
Graduation Products	11,267	469	27,351	7,101
Achievement Publications	715	(667)	11,690	4,175
Other	5,396	619	9,816	279

Totals	$114,621	$24,974	$146,721	$11,872

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

     In November 2004, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4”. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial statements as such costs have historically been expensed as incurred.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on the Company’s financial statements.

     In December 2004, FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95”. SFAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123R is applicable for all interim and annual periods for fiscal periods beginning after June 15, 2005. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our condensed consolidated financial condition and results of operations should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto. For ease of comparison purposes, the financial data for the pre-Merger periods from February 29, 2004 to March 25, 2004 and August 31, 2003 to March 25, 2004 (“Predecessor”) and the post-Merger period from March 26, 2004 to May 29, 2004 (“Successor”) have been combined to arrive at a pro forma three months ended and pro forma nine months ended May 29, 2004. The consolidated financial statements, and the notes thereto, have been prepared in accordance with U.S. GAAP. In reviewing this comparative financial information, readers should remember that Predecessor period results of operations do not reflect the effects of the acquisition and the application of purchase accounting. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

Basis of Presentation

     We present financial information relating to American Achievement Corporation (“AAC”) and its subsidiaries in this report, including in this discussion and analysis. AAC’s consolidated financial statements are substantially identical to what AAC Group Holding Corp.’s (“Group Holdings”, a separate public company, together with AAC, the “Company”) consolidated financial statements would look like had Group Holdings prepared separate financial statements for this report. Group Holdings was formed in November 2004. It owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of AAC. Group Holdings conducts all of its business through AAC and its subsidiaries.

General

     We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry in the United States. We serve the high school, college and, to a lesser extent, elementary and junior high school markets. We market and sell yearbooks in all of the markets we serve. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories in the high school, college, and junior high school markets. Our achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. Our other segment consists primarily of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

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

     Numerous raw materials are used in the manufacture of our products. Gold, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase all of our gold from a single supplier, The Bank of Nova Scotia, through our existing gold consignment agreement. We consign the majority of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious stones from a single supplier in Germany. The prices for these products are denominated in Euros. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case. Gold prices have increased and the U.S. dollar has continued to lose valuation when compared to the Euro during the first three quarters of our fiscal year 2005. We expect these trends to continue at least through the end of our fiscal year 2005, and perhaps thereafter.

     We face strong competition for most of our principal products. The class ring and yearbook markets are highly concentrated and consist primarily of a few national manufacturers (of which we are one) and, to a significantly lesser extent, small regional competitors. Our achievement publications compete with one national manufacturer and, to a lesser extent, with various other companies. We believe that it would be costly and time-consuming for new competitors to replicate the production and distribution capabilities necessary to compete effectively in this market, and as a result, there have been no major new competitors in the last 60 years.

     We experience seasonal fluctuations in our net sales tied primarily to the school year. We recorded 22% and 43% of our pro forma fiscal year 2004 net sales in our first and third quarters, respectively. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. We have historically experienced operating losses during our fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from April through August.

     We also have exposure to market risk relating to changes in interest rates on our variable rate debt. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements. The interest rates are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread.

     Historically, growth in the class rings, year books and graduation products market has been driven primarily by demographics. The U.S. Department of Education projects that the number of high school and college graduates will grow by an average of 2.1% and 1.7% per year, respectively, from 2004 to 2008. Additionally, the U.S. Census Bureau projects that the total U.S. population will increase by 9.5% between 2000 and 2010. Both the increased population, and the increased number of high school and college graduates should expand the market for our products.

Company Background

     In November of 2004, the stockholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp for a like amount of shares in Group Holdings. In November 2004, Group Holdings issued $131.5 million of 10 1/4% senior discount notes generating net proceeds of $89.3 million (the “10 1/4% Notes”). Group Holdings is the sole obligor of these notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Group Holdings common stock from its stockholders.

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

     The Merger was financed by a cash equity investment in AAC Holding Corp. by an investor group led by Fenway Partners of $102.0 million, the borrowing by AAC of $155.0 million under a seven-year term loan and $2.0 million under a nine-year revolving loan, each under AAC’s senior secured credit facility and the issuance by AAC of $150.0 million aggregate principal amount of 8 1/4% senior subordinated notes due 2012 (the “8 1/4% Notes”). Proceeds of these financing arrangements were used to redeem the outstanding Series A Preferred Stock of AAC, refinance AAC’s existing indebtedness, including the redemption of $41.4 million of AAC’s 11% subordinated notes due 2007 and completion of a debt tender offer to acquire all of AAC’s existing 11 5/8% senior unsecured notes due 2007 (the “11 5/8% Notes”), and pay transaction costs and expenses. Pursuant to the debt tender offer, AAC retired $170.9 million of the 11 5/8% Notes for an aggregate price of $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. In addition, as part of the Merger, AAC terminated its then existing senior secured credit facility and terminated its management contract with its previous owners. AAC also entered into an amendment of its existing gold consignment agreement and entered into a new management agreement with an affiliate of Fenway Partners.

     As a result of the Merger, AAC has reflected pre-Merger periods from February 29, 2004 to March 25, 2004 and August 31, 2003 to March 25, 2004 (“Predecessor”) and post-Merger periods from March 26, 2004 to May 29, 2004 and three months ended and nine months ended May 28, 2005 (“Successor”) in its condensed consolidated financial statements. During the three months ended and nine months ended May 28, 2005, AAC recognized in its consolidated statements of operations approximately $0.9 million and $5.8 million, respectively of additional amortization expense of intangible assets as selling, general and administrative expenses, all as compared to its historical basis of accounting prior to the Merger.

     Our predecessor was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L. G. Balfour Company, Inc., were combined in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, AAC acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing, whose primary business was designing and printing student yearbooks. In March 2001, AAC acquired all of the capital stock of ECI, which publishes achievement publications. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.

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

     Sales Returns and Allowances. We make estimates of potential future product returns related to current period product revenue. We analyze the previous five years’ average historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Product returns as a percentage of net sales have been 1.8%, 1.9% and 2.2% for the fiscal years ended 2004, 2003 and 2002, respectively. Product warranty costs as a percentage of net sales have been 0.3%, 0.2% and 0.4% for the fiscal years ended 2004, 2003 and 2002, respectively. A ten percent increase in product returns and product warranty costs would result in a reduction of annual net sales of approximately $0.6 million and $0.1 million, respectively, based on fiscal year end 2004 rates. Material differences could result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.

     Allowance for Doubtful Accounts and Reserve on Sales Representative Advances. We make estimates of potentially uncollectible customer accounts receivable and receivables arising from sales representative draws paid in excess of earned commissions. Our reserves are based on an analysis of individual customer and salesperson accounts and historical write-off experience. Our analysis includes the age of the receivable, customer or salesperson creditworthiness and general economic conditions. Write-offs of doubtful accounts as a percentage of net sales have been 0.6%, 0.5% and 0.5% for the fiscal years ended 2004, 2003 and 2002, respectively. Write-offs of sales representative advances as a percentage of net sales have been 0.7%, 0.9% and 0.9% for the fiscal years ended 2004, 2003 and 2002, respectively. A ten percent increase in write-offs of doubtful accounts and sales representative advances would result in a reduction of annual net sales of approximately $0.2 million and $0.2 million, respectively, based on fiscal year ended 2004 rates. We believe that our results could be materially different if historical trends do not reflect actual results or if economic conditions worsened.

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

Results of Operations

Predecessor and Successor Company and Fiscal Period Comparisons

     Our consolidated financial statements for the predecessor period from August 31, 2003 through March 25, 2004, were prepared using our historical basis of accounting. As a result of the Merger, we applied purchase accounting as discussed above under “Company Background.” Since a new basis of accounting began on March 26, 2004, we have presented results for the three-month and nine-month fiscal periods ended May 29, 2004 on a pro forma unaudited basis as we believe this presentation facilitates the comparison of our results with the corresponding periods for the three-month and nine-month fiscal periods ended May 28, 2005.

Three Months Ended May 28, 2005 (Successor) Compared to Pro Forma Three Months Ended May 29, 2004

     Group Holdings was not formed until November of 2004. We are therefore comparing our results of operations for the three months ended May 28, 2005, which include results of operations for both Group Holdings and AAC, with the results of operations of AAC by itself for the three months ended May 29, 2004. The inclusion of the results of Group Holdings for the three months ended May 28, 2005 only adds additional interest expense of $2.5 million from the issuance of the 10 1/4% Notes and increases the tax provision by $0.2 million.

     The following table sets forth selected information for Group Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

			American Achievement Corporation
	AAC Group Holding Corp.		(Successor)		(Successor)	(Predecessor)	Pro forma
	For the three	% of	For the three months	% of	For the period		For the three	% of
	months ended	Net	ended	Net	March 26, 2004 -	February 29, 2004 -	months ended	Net
	May 28, 2005	Sales	May 28, 2005	Sales	May 29, 2004	March 25, 2004	May 29, 2004	Sales
Net sales	$137,123	100.0%	$137,123	100.0%	$114,621	$20,275	$134,896	100.0%
Cost of sales	56,527	41.2%	56,527	41.2%	55,088	8,275	63,363	47.0%

Gross profit	80,596	58.8%	80,596	58.8%	59,533	12,000	71,533	53.0%

Selling, general and administrative expenses	43,928	32.0%	43,928	32.0%	34,559	10,622	45,181	33.5%

Operating income	36,668	26.8%	36,668	26.8%	24,974	1,378	26,352	19.5%
Interest expense	8,776	6.4%	6,309	4.6%	4,572	2,557	7,129	5.3%

Income (loss) before income taxes	27,892	20.4%	30,359	22.2%	20,402	(1,179)	19,223	14.2%

Provision for income taxes	12,299	9.0%	12,144	8.9%	7,957	—	7,957	5.9%

Net income (loss)	15,593	11.4%	18,215	13.3%	12,445	(1,179)	11,266	8.3%

Preferred dividends	—	0.0%	—	0.0%	—	(100)	(100)	0.0%

Net income (loss) applicable to common stockholders	$15,593	11.4%	$18,215	13.3%	$12,445	$(1,279)	$11,166	8.3%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $2.2 million, or 1.7%, to $137.1 million for the three months ended May 28, 2005 from $134.9 million for the pro forma three months ended May 29, 2004. This increase in net sales was due primarily to higher yearbook shipments and recognition and affinity ring shipments.

The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales decreased $0.5 million to $35.9 million for the three months ended May 28, 2005 from $36.4 million for the pro forma three months ended May 29, 2004. The decrease in net sales was the result of a decline in high school ring shipments.

Yearbooks. Net sales increased $1.6 million to $73.4 million for the three months ended May 28, 2005 from $71.8 million for the pro forma three months ended May 29, 2004. The increase in net sales was the result of an increase in yearbook shipments.

Graduation Products. Net sales increased $0.3 million to $19.7 million for the three months ended May 28, 2005 from $19.4 million for the pro forma three months ended May 29, 2004. The increase in net sales was the result of an increase in shipments of graduation products.

Achievement Publications. Net sales were $0.8 million for the three months ended May 28, 2005 and for the pro forma three months ended May 29, 2004.

Other. Net sales increased $0.8 million to $7.3 million for the three months ended May 28, 2005 from $6.5 million for the pro forma three months ended May 29, 2004. The increase in net sales was directly related to increased shipments of family jewelry for Mother’s Day.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 58.8% for the three months ended May 28, 2005, a 5.8 percentage point increase from 53.0% for the pro forma three months ended May 29, 2004. Overall, gross profit increased $9.1 million. Excluding the $5.4 million negative impact of purchase accounting in the pro forma three months ended May 29, 2004, the increase was a result of improvements in both our yearbook and ring manufacturing facilities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.3 million, or 2.8%, to $43.9 million for the three months ended May 28, 2005 from $45.2 million for the pro forma three months ended May 29, 2004. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $1.8 million to $33.4 million or 24.4% of net sales, for the three months ended May 28, 2005 from $35.2 million or 26.1% of net sales, for the pro forma three months ended May 29, 2004. The decrease in selling and marketing expenses was primarily the result of decreased selling and marketing expenses in class rings and the timing of expenses related to graduation products.

General and administrative expenses for the three months ended May 28, 2005 were $10.5 million, or 7.6% of net sales, as compared to $10.0 million, or 7.3% of net sales, for the pro forma three months ended May 29, 2004. The increase in general and administrative expenses was primarily the result of increased amortization expense of $0.9 million.

Operating Income. As a result of the foregoing, operating income was $36.7 million, or 26.8% of net sales, for the three months ended May 28, 2005 as compared with operating income of $26.4 million, or 19.5% of net sales, for the pro forma three months ended May 29, 2004. Operating income for the three months ended May 28, 2005 included a negative impact of $0.9 million due to additional amortization expense. Included in the pro forma three months ended May 29, 2004 was a $5.4 million negative impact due to purchase accounting. The class rings segment reported operating income of $6.0 million for the three months ended May 28, 2005 as compared with operating income of $5.9 million for the pro forma three months ended May 29, 2004. The yearbooks segment reported operating income of $25.4 million for the three months ended May 28, 2005 as compared with operating income of $18.2 million for the pro forma three months ended May 29, 2004. The graduation products segment reported operating income of $4.7 million for the three months ended May 28, 2005 as compared with operating income of $2.9 million for the pro forma three months ended May 29, 2004. The achievement publications segment reported an operating loss of $0.7 million for the three months ended May 28, 2005 as compared with an operating loss of $1.1 million for the pro forma three months ended May 29, 2004. The other segment reported operating income of $1.3 million for the three months ended May 28, 2005 as compared with operating income of $0.5 million for the pro forma three months ended May 29, 2004.

Interest Expense, Net. For AAC, net interest expense was $6.3 million for the three months ended May 28, 2005 and $7.1 million for the pro forma three months ended May 29, 2004. The average debt outstanding of AAC for the three months ended May 28, 2005 and the pro forma three months ended May 29, 2004 was $299 million and $285 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended May 28, 2005 and the pro forma three months ended May 29, 2004 was 7.9% and 9.9%, respectively.

For Group Holdings, net interest expense was $8.8 million for the three months ended May 28, 2005. The average debt outstanding of Group Holdings for the three months ended May 28, 2005 was $392 million. The weighted average interest rate on debt outstanding of Group Holdings for the three months ended May 28, 2005 was 8.4%.

Provision for Income Taxes. For the three months ended May 28, 2005 and May 29, 2004, AAC recorded an income tax provision of $12.1 million and $8.0 million, respectively, which represents an effective tax rate of 40% and 41%, respectively. Due to the impact of purchase accounting on deferred taxes as a result of the Merger, AAC has recognized a net deferred tax liability. AAC has an effective rate of 40% for the three months ended May 28, 2005 to represent an estimated federal and state income tax provision. For the successor period from March 26, 2004 to May 29, 2004, our tax rates are calculated on basis at 35% federal and 4% state tax rates, for an overall effective tax rate of 39%. The tax rate for the successor period March 26, 2004 to May 29, 2004 reflects the creation of a net deferred tax liability as a result of the Merger. For the predecessor period February 29, 2004 to March 25, 2004, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. Although state taxes were expected for the year ended 2004, no benefit was recorded for the predecessor period from February 29, 2004 to March 25, 2004 due to the valuation allowance.

For the three months ended May 28, 2005, Group Holdings recorded an income tax provision of $12.3 million, which represents an effective tax rate of 44%. Due to the impact of purchase accounting on deferred taxes as a result of the Merger, Group Holdings has recognized a net deferred tax liability. Group Holdings has an effective rate of 44% for the three months ended May 28, 2005 to represent an estimated federal and state income tax provision and the non-deductibility of a portion of its interest on high-yield debt.

Net Income. As a result of the foregoing, AAC reported net income of $18.2 million for the three months ended May 28, 2005 as compared to $11.3 million for the pro forma three months ended May 29, 2004.

As a result of the foregoing, Group Holdings reported net income of $15.6 million for the three months ended May 28, 2005.

For the Period March 26, 2004 to May 29, 2004 (Successor)

Net sales were $114.6 million and cost of sales were $55.1 million for the successor period from March 26, 2004 to May 29, 2004. Gross profit was $59.5 million, or 51.9% of net sales for the same period. The decline in gross profit as a percentage of sales for the successor period versus the predecessor period was primarily a result of a purchase accounting inventory step-up adjustment of $5.4 million recorded in the successor period. Selling, general and administrative expenses were $34.6 million for the successor period. Operating income was $25.0 million for the same period. The increase in operating income for the successor period versus the predecessor period relates primarily to the seasonality of our graduation and yearbook products being shipped in the April through June time frame. Interest expense for AAC was $4.6 million for the successor period. The increase in interest expense in the successor period was primarily due to the successor period containing two months versus the one month of the predecessor period. Net income of AAC for the successor period was $12.5 million.

For the Period February 29, 2004 to March 25, 2004 (Predecessor)

Net sales were $20.3 million and cost of sales were $8.3 million for the predecessor period from February 29, 2004 to March 25, 2004. Gross profit was $12.0 million, or 59.2% of net sales for the same period. Selling, general and administrative expenses were $10.6 million for the predecessor period. Operating income was $1.4 million for the same period. Interest expense for AAC was $2.6 million for the predecessor period. For the period February 29, 2004 to March 25, 2004, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. As a result of the foregoing, net loss of AAC for the predecessor period was $1.2 million.

Nine Months Ended May 28, 2005 (Successor) Compared to Pro Forma Nine Months Ended May 29, 2004

     Group Holdings was not formed until November of 2004. We are therefore comparing our results of operations for the nine months ended May 28, 2005, which include results of operations for both Group Holdings and AAC, with the results of operations of AAC by itself for the pro forma nine months ended May 29, 2004. The inclusion of the results of Group Holdings for the nine months ended May 28, 2005 only adds additional interest expense of $5.3 million from the issuance of the 10 1/4% Notes and decreases the tax provision by $1.6 million.

     The following table sets forth selected information for Group Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

			American Achievement Corporation
	AAC Group Holding Corp.		(Successor)		(Successor)	(Predecessor)	Pro forma
	For the nine		For the nine months	% of	For the period		For the nine
	months ended	% of Net	ended	Net	March 26, 2004 -	August 31, 2003 -	months ended	% of Net
	May 28, 2005	Sales	May 28, 2005	Sales	May 29, 2004	March 25, 2004	May 29, 2004	Sales
Net sales	$259,228	100.0%	$259,228	100.0%	$114,621	$146,721	$261,342	100.0%
Cost of sales	106,993	41.3%	106,993	41.3%	55,088	59,857	114,945	44.0%

Gross profit	152,235	58.7%	152,235	58.7%	59,533	86,864	146,397	56.0%

Selling, general and administrative expenses	115,208	44.4%	115,208	44.4%	34,559	74,992	109,551	41.9%

Operating income	37,027	14.3%	37,027	14.3%	24,974	11,872	36,846	14.1%
Interest expense	23,066	8.9%	17,797	6.9%	4,572	16,455	21,027	8.0%

Income (loss) before income taxes	13,961	5.4%	19,230	7.4%	20,402	(4,583)	15,819	6.1%

Provision for income taxes	6,082	2.4%	7,692	3.0%	7,957	—	7,957	3.0%

Net income (loss)	7,879	3.0%	11,538	4.4%	12,445	(4,583)	7,862	3.1%

Preferred dividends	—	0.0%	—	0.0%	—	(700)	(700)	(0.4%)

Net income (loss) applicable to common stockholders	$7,879	3.0%	$11,538	4.4%	$12,445	$(5,283)	$7,162	2.7%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $2.1 million, or 0.8%, to $259.2 million for the nine months ended May 28, 2005 from $261.3 million for the pro forma nine months ended May 29, 2004. This decrease in net sales was due to timing of shipments in achievement publications and a decline in class ring shipments, partially offset by increased yearbook sales, graduation product sales and recognition and affinity jewelry shipments.

The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales decreased $2.7 million to $104.4 million for the nine months ended May 28, 2005 from $107.1 million for the pro forma nine months ended May 29, 2004. The decrease in net sales was the result of a decline in high school and college ring shipments.

Yearbooks. Net sales increased $1.3 million to $89.3 million for the nine months ended May 28, 2005 from $88.0 million for the pro forma nine months ended May 29, 2004. The increase in net sales was the result of an increase in yearbook shipments.

Graduation Products. Net sales increased $0.4 million to $39.0 million for the nine months ended May 28, 2005 from $38.6 million for the pro forma nine months ended May 29, 2004. The increase in net sales was the result of an increase in shipments of graduation products.

Achievement Publications. Net sales decreased $2.3 million to $10.1 million for the nine months ended May 28, 2005 from $12.4 million for the pro forma nine months ended May 29, 2004. The decrease in net sales was the result of not publishing The National Dean’s List (the “Dean’s List Book”), our publication honoring exceptional college students, in November 2004. In fiscal year 2004, this book was published in both November 2003 and August 2004, while in fiscal year 2005, it will only be published in August 2005

Other. Net sales increased $1.2 million to $16.4 million for the nine months ended May 28, 2005 from $15.2 million for the pro forma nine months ended May 29, 2004. The increase in net sales was the result of increased ring shipments of family jewelry.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 58.7% for the nine months ended May 28, 2005, a 2.7 percentage point increase from 56.0% for the pro forma nine months ended May 29, 2004. Overall, gross profit increased $5.8 million. Excluding the $5.4 million impact of purchase accounting in the pro forma nine months ended May 29, 2004, the increase was a result of improvements in both our yearbook and graduation products manufacturing facilities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.6 million, or 5.2%, to $115.2 million for the nine months ended May 28, 2005 from $109.6 million for the pro forma nine months ended May 29, 2004. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $1.0 million to $81.5 million or 31.5% of net sales, for the nine months ended May 28, 2005 from $82.5 million or 31.6% of net sales, for the pro forma nine months ended May 29, 2004. The decrease in selling and marketing expenses was primarily the result of decreased marketing expenses and selling commissions as a result of lower sales of class rings.

General and administrative expenses for the nine months ended May 28, 2005 were $33.7 million, or 13.0% of net sales, as compared to $27.1 million, or 10.4% of net sales, for the pro forma nine months ended May 29, 2004. The increase in general and administrative expenses was the result of increased amortization expense of $5.8 million and a one-time management bonus.

Operating Income. As a result of the foregoing, operating income was $37.0 million, or 14.3% of net sales, for the nine months ended May 28, 2005 as compared with operating income of $36.8 million, or 14.1% of net sales, for the pro forma nine months ended May 29, 2004. Operating income for the nine months ended May 28, 2005 includes a negative impact of $5.8 million due to additional amortization expense and a one-time management bonus of $2.1 million. Operating income for the pro forma nine months ended May 29, 2004 included a negative impact of $5.4 million inventory step up due to purchase accounting. The class rings segment reported operating income of $14.7 million for the nine months ended May 28, 2005 as compared with operating income of $13.8 million for the pro forma nine months ended May 29, 2004. The yearbooks segment reported operating income of $14.6 million for the nine months ended May 28, 2005 as compared with operating income of $11.0 million for the pro forma nine months ended May 29, 2004. The graduation products segment reported operating income of $5.8 million for the nine months ended May 28,

2005 as compared with operating income of $7.6 million for the pro forma nine months ended May 29, 2004. The achievement publications segment reported operating income of $0.8 million for the nine months ended May 28, 2005 as compared with operating income of $3.5 million for the pro forma nine months ended May 29, 2004. The other segment reported operating income of $1.1 million for the nine months ended May 28, 2005 as compared with operating income of $0.9 million for the pro forma nine months ended May 29, 2004.

Interest Expense, Net. For AAC, net interest expense was $17.8 million for the nine months ended May 28, 2005 and $21.0 million for the pro forma nine months ended May 29, 2004. The average debt outstanding of AAC for the nine months ended May 28, 2005 and the pro forma nine months ended May 29, 2004 was $317 million and $249 million, respectively. The weighted average interest rate on debt outstanding of AAC for the nine months ended May 28, 2005 and the pro forma nine months ended May 29, 2004 was 6.9% and 11.2%, respectively.

For Group Holdings, net interest expense was $23.1 million for the nine months ended May 28, 2005. The average debt outstanding of Group Holdings for the nine months ended May 28, 2005 was $384 million. The weighted average interest rate on debt outstanding of Group Holdings for the nine months ended May 28, 2005 was 7.5%.

Provision for Income Taxes. For the nine months ended May 28, 2005 and the pro forma nine months ended May 29, 2004, AAC recorded an income tax provision of $7.7 million and $8.0 million, respectively, which represents an effective tax rate of 40% and 50%, respectively. Due to the impact of purchase accounting on deferred taxes as a result of the Merger, AAC has recognized a net deferred tax liability. AAC has an effective rate of 40% for the nine months ended May 28, 2005 to represent an estimated federal and state income tax provision. For the successor period from March 26, 2004 to May 29, 2004, our tax rates are calculated on basis at 35% federal and 4% state tax rates, for an overall effective tax rate of 39%. The tax rate for the successor period March 26, 2004 to May 29, 2004 reflects the creation of a net deferred tax liability as a result of the Merger. For the predecessor period August 30, 2003 to March 25, 2004, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. Although state taxes were expected for the year ended 2004, no benefit was recorded for the predecessor period from August 30, 2003 to March 25, 2004 due to the valuation allowance.

For the nine months ended May 28, 2005, Group Holdings recorded an income tax provision of $6.1 million, which represents an effective tax rate of 44%. Due to the impact of purchase accounting on deferred taxes as a result of the Merger, Group Holdings has recognized a net deferred tax liability. Group Holdings has an effective rate of 44% for the nine months ended May 28, 2005 to represent an estimated federal and state income tax provision and the non-deductibility of a portion of its interest on high-yield debt.

Net Income. As a result of the foregoing, AAC reported net income of $11.5 million for the nine months ended May 28, 2005 as compared to net income of $7.9 million for the pro forma nine months ended May 29, 2004.

As a result of the foregoing, Group Holdings reported net income of $7.9 million for the nine months ended May 28, 2005.

For the Period March 26, 2004 to May 29, 2004 (Successor)

Net sales were $114.6 million and cost of sales were $55.1 million for the successor period from March 26, 2004 to May 29, 2004. Gross profit was $59.5 million, or 51.9% of net sales for the same period. The decline in gross profit as a percentage of sales for the successor period versus the predecessor period was primarily a result of a purchase accounting inventory step-up adjustment of $5.4 million recorded in the successor period. Selling, general and administrative expenses were $34.6 million for the successor period. Operating income was $25.0 million for the same period. The increase in operating income for the successor period versus the predecessor period relates primarily to the seasonality of our graduation and yearbook products being shipped in the April through June time frame. Interest expense for AAC was $4.6 million for the successor period. The increase in interest expense in the successor period was primarily due to the successor period containing two months versus the one month of the predecessor period. Net income of AAC for the successor period was $12.5 million.

For the Period August 31, 2003 to March 25, 2004 (Predecessor)

Net sales were $146.7 million and cost of sales were $59.9 million for the predecessor period from August 31, 2003 to March 25, 2004. Gross profit was $86.9 million, or 59.2% of net sales for the same period. Selling, general and administrative expenses were $75.0 million for the predecessor period. Operating income was $11.9 million for the same period. Interest expense for AAC was $16.5 million for the predecessor period. For the period August 31, 2003 to March 25, 2004, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. As a result of the foregoing, net loss of AAC for the predecessor period was $4.6 million.

Liquidity and Capital Resources

Operating Activities. For AAC, operating activities provided cash of $26.6 million for the nine months ended May 28, 2005 compared to cash provided of $31.3 million for the pro forma nine months ended May 29, 2004. The $4.7 million decrease in cash used in operating activities was primarily attributable to a decrease in accounts payable, accrued expenses, and other long-term liabilities of $14.0 million, an increase in inventories of $5.6 million and a decrease in deferred revenue of $0.5 million, partially offset by an increase in net income (net of non-cash items) of $9.4 million, an increase in customer deposits of $5.3 million, a decrease in prepaid expenses and other assets of $0.6 million and a decrease in accounts receivable of $0.4 million.

For Group Holdings, operating activities provided cash of $23.2 million for the nine months ended May 28, 2005.

Investing Activities. Capital expenditures for the nine months ended May 28, 2005 were $9.8 million compared to capital expenditures of $14.2 million for the pro forma nine months ended May 29, 2004. The acquisition of CB Announcements was $5.0 million during the pro forma nine months ended May 29, 2004. Our projected capital expenditures for the entire fiscal year 2005 are expected to be approximately $14.5 million.

Financing Activities. For AAC, financing activities used cash of $16.2 million for the nine months ended May 28, 2005 compared to cash provided of $92.7 million for the pro forma nine months ended May 29, 2004.

For Group Holdings, financing activities used cash of $12.5 million for the nine months ended May 28, 2005. For related discussion, see Note 7 to the condensed consolidated financial statements.

Capital Resources. In February 2002, AAC issued $177.0 million of unsecured senior notes due 2007 and entered into a $40.0 million senior secured revolving credit facility. At that time, AAC repaid in full all outstanding term loans and revolving loans under the former credit agreement, as well as the outstanding bridge note, and settled all but $25.0 million (notional amount) of our interest rate swap agreements. As of the date of the Merger, all amounts outstanding under this senior secured revolving credit facility and the unsecured senior notes due 2007 were repaid.

In connection with the Merger, AAC entered into its existing $195.0 million senior secured credit facility and issued $150.0 million of the 8 1/4% senior subordinated notes.

The senior secured credit facility provides a $155.0 million term loan, maturing in 2011, and up to $40.0 million in available revolving loan borrowings, maturing in 2010. As of May 28, 2005, $4.5 million was drawn on the revolver. The senior secured credit facility imposes certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior secured credit facility contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on its ability to make capital expenditures. The senior secured credit facility is secured by substantially all of the assets of AAC, is guaranteed by and secured by the assets of some of its existing and future domestic subsidiaries, if any, and by a pledge of all of the capital stock of some of its existing and future domestic subsidiaries, if any. The senior secured credit facility is also guaranteed by Holdings.

AAC is required to pay cash interest on the 8 1/4% Notes semi-annually in arrears on April 1 and October 1 of each year. The 8 1/4% Notes have no scheduled amortization and mature on April 1, 2012. The indenture governing the 8 1/4% Notes contains certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. The 8 1/4% Notes are guaranteed by certain of AAC’s existing and future domestic subsidiaries.

In November 2004, Group Holdings issued $89.3 million (gross proceeds) of the 10 1/4% Notes. The 10 1/4% Notes accrete to $131.5 million aggregate principal amount at maturity. Interest accrues on the 10 1/4% Notes in the form of an increase in the accreted value of such notes prior to October 1, 2008. Thereafter, cash interest on the 10 1/4% Notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009, at a rate of 10 1/4% per annum. The 10 1/4% Notes are Group Holdings’ unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness. The 10 1/4% Notes are effectively subordinated to Group Holdings’ future secured indebtedness to the extent of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Group Holdings’ subsidiaries, including AAC. We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.

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

Off Balance-Sheet Obligations

Gold Consignment Agreement. Under AAC’s gold consignment financing arrangement, AAC has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at AAC’s facilities and other approved locations, as specified by the agreement. AAC expensed consignment fees of $90 for the three months ended May 28, 2005 and $95 for the pro forma three months ended May 29, 2004. AAC expensed consignment fees of $264 for the nine months ended May 28, 2005 and $249 for the pro forma nine months ended May 29, 2004. Under the terms of the consignment arrangement, AAC does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from AAC in payment for the gold purchased. Accordingly, AAC does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of May 28, 2005 and August 28, 2004, AAC held approximately 20,930 ounces and 19,460 ounces, respectively, of gold valued at $8.8 million and $7.9 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 day written notice.

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

Recent Accounting Pronouncements

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. During the first quarter of fiscal 2005, we adopted the provisions of this pronouncement and noted a reduction of service costs for fiscal 2005 of $93 as a component of net postretirement health care costs attributable to current services.

     In November 2004, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4”. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt this standard beginning the first quarter of fiscal year 2006 and do not believe the adoption will have a material impact on our financial statements as such costs have historically been expensed as incurred.

     In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for us beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on our financial statements.

     In December 2004, FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95”. SFAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123R is applicable for all interim and annual periods for fiscal periods beginning after June 15, 2005. This statement is effective for us beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have market risk exposure relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our senior secured credit facility (revolver and term loan) and gold consignment agreement are variable rate arrangements. The interest rates are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. Other financial instruments subject to interest rate risk consist of long-term debt. As of May 28, 2005, these financial instruments represented a net liability of $152.8 million. Each quarter point change in interest rates would result in a $0.5 million change in annual interest expense on the senior secured credit facility, assuming the entire revolving loan were drawn.

Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single source supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The prices for these products are denominated in Euros. Each ten percent change in the Euro exchange rate would result in a $0.8 million change in cost of goods sold, assuming stone purchase levels approximate the levels in fiscal 2004. In order to hedge market risk, we have from time-to-time purchased forward currency contracts. During the three months ended May 28, 2005, we did not purchase any Euro forward contracts and did not have any such contracts outstanding.

Gold. We purchase all of our gold from The Bank of Nova Scotia through our existing gold consignment agreement described above. We consign the majority of our gold and pay for gold as our products are shipped to customers and as required by the terms of our gold consignment agreement. Each ten percent change in the price of gold would result in a $2.3 million change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2004. As of May 28, 2005, we had hedged a majority of our gold requirements for fiscal 2005 through the purchase of gold options.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Additionally, our President and Chief Executive Officer and Chief Financial Officer determined that there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls.

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

You should consider the risks described in Group Holdings’ Registration Statement on Form S-4 Amendment No. 3 (File No. 333-121479) filed on June 7, 2005 as you review this quarterly report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 11, 2004, Frederick Goldman, Inc. (the “Licensee”) filed an arbitration claim against the Company’s subsidiary, CBI, for an unspecified monetary amount alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the Licensee to a non-exclusive license. The arbitration proceedings have concluded with the arbitrator ruling that the Licensee has an exclusive license. In addition, on February 10, 2004, the Licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting third parties rights in violation of the Licensee’s exclusive rights under the license agreement. The district court claim seeks injunctive and monetary relief. The Licensee has not specified the exact amount of monetary relief that it seeks, but has asked for an amount not less than $10.0 million. On June 10, 2005, CBI filed its answer to the New York complaint, and filed several counterclaims against the Licensee for, among other things, breach of contract, fraud, violation of the Lanham Act, and the New York anti-dilution statute. A status conference is scheduled for July 14, 2005. CBI intends to defend itself vigorously, and pursue its own claims aggressively, in these proceedings.

     On August 2, 2004, the Company’s subsidiary Taylor Publishing Company (“Taylor”) filed a motion in United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 03-75562-SCS to recover certain data and documents pursuant to a teleservices contract between Taylor and Abacus Communications, LC (“Abacus”), the chapter 11 debtor. Subsequent to court approval of Abacus turning over the documents and data requested, Abacus filed a counterclaim against Taylor for approximately $840,000 plus interest for unpaid billings that it claims are owed under the teleservices contract with Taylor. In February 2005, the Company reached a settlement with Abacus which did not have a material impact on the Company’s financial position.

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

Date: July 12, 2005

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DAVID G. FIORE

David G. Fiore
CHIEF EXECUTIVE OFFICER
(principal executive officer)

By:	/s/ SHERICE P. BENCH

Sherice P. Bench
CHIEF FINANCIAL OFFICER
(principal financial officer)