Form 10-K/A
period 2004-08-28
AMERICAN ACHIEVEMENT CORP
filed 2005-08-05
CIK 1168468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.     ☑ (Not Applicable)
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑.
100 shares of common stock
(Number of shares outstanding as of August 28, 2004)

AMERICAN ACHIEVEMENT CORPORATION
FORM 10-K/A
For the Fiscal Year Ended August 28, 2004
      This Amendment No. 1 to this Annual Report on Form 10-K/A (“Amendment 1”) is being filed in order to restate the previously issued segment information as disclosed in the historical consolidated financial statements for each of the three years in the period ended August 28, 2004 initially filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2004 (“Original Filing”).
      Subsequent to the Original Filing, we restated the segment disclosure from two to five reporting segments. See Note 17: “Business Segments” under Consolidated Financial Statements included in Item 15, “Exhibits and Financial Statement Schedules and Reports on Form 8-K.” Item 7 has been updated for the effects of the restatement. The restatement had no impact on previously reported total current assets, total assets, working capital position, results of operations or cash flows. We have updated our disclosure to reflect the aforementioned changes and have otherwise updated information where necessary.

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
Recent Developments
      On April 25, 2005 David G. Fiore, our President and Chief Executive Officer, informed us of his plans to retire. On July 20, 2005, we announced that Donald J. Percenti was appointed to replace Mr. Fiore as our Chief Executive Officer, effective September 1, 2005. Mr. Percenti has most recently served as our Senior Vice President On Campus and General Manager for Printing.
General
      We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry in the United States. We serve the high school, college and, to a lesser extent, elementary and junior high school markets. We market and sell yearbooks in all of the markets we serve. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. Our achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. It consists of various titles including the Who’s Who brand and The National Dean’s List. Our other segment consists primarily of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

      Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L. G. Balfour Company, Inc., were combined in December 1996. American Achievement Corporation was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing, whose primary business was designing and printing student yearbooks. In March 2001, American Achievement Corporation acquired all of the capital stock of ECI, which publishes achievement publications. In July 2002, American Achievement Corporation acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, American Achievement Corporation acquired C-B Graduation Announcements, a marketer of graduation products to the college market.
      On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into American Achievement Corporation, with American Achievement Corporation continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. (the “Merger”). The Merger was financed by a cash equity investment by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under American Achievement Corporation’s senior secured credit facility and the issuance of American Achievement Corporation’s 8.25% senior subordinated notes due 2012.

Company	Acquired	Established	Acquisition Rationale

Balfour	December 1996	1913	Established a leading position in the high school and college class ring markets and in the graduation products market, with a network of independent sales representatives who market products directly in-school. Also combined with ArtCarved to provide more efficient ring manufacturing.
ArtCarved	December 1996	1941	Combined with Balfour to further strengthen our position in both the high school and college class rings markets and to expand distribution to retail stores and college bookstores.
Taylor Publishing	July 2000	1914	Established a leadership position as a publisher of scholastic yearbooks. The addition of Taylor created a scale competitor to better capitalize on opportunities in the scholastic products market and provided us with significant cross-selling opportunities.

Company	Acquired	Established	Acquisition Rationale

ECI	March 2001	1967	Established a leadership position in the achievement directory publishing niche.
Milestone	July 2002	1993	Reinforced our position as a market leader in commemorative products, and brought a complementary line of clients and products to add to our pre-existing line in the college graduation product market.
C-B Graduation Announcements	January 2004	1994	Reinforced our position as a market leader in commemorative products, and brought a complementary line of clients and products to add to our pre-existing line in the college graduation product market.
Products
      Class Rings. We believe that we are the second largest provider of high school class rings and the largest provider of college class rings. We represent approximately 35% of the class ring market and sell class rings to students at over 5,500 junior high schools, high schools, colleges and universities. We believe that we are also the leading supplier of high school class rings to retail stores. Our class rings are sold under the ArtCarved, Balfour, Keystone, Master Class Rings and R. Johns brand names. For most of the schools that we serve, we are the sole on-campus class ring supplier. Our independent sales representatives operate under exclusive contracts with us and coordinate ring design, promotion and order processing. We offer over 100 styles of highly personalized class rings with more than 400 designs, and have an inventory of over 650,000 unique proprietary ring dies.
      Yearbooks. We are a leading provider of yearbooks. We represent approximately 14% of the yearbook market and sell yearbooks to students at over 7,250 schools. All of our yearbooks are sold under the Taylor Publishing brand name. We typically enter into one-year contracts with schools, although some of our contracts are multi-year agreements. Our independent sales representatives operate under exclusive contracts with us and develop strong relationships with schools as they assist students and faculty advisors throughout the design process and provide technical and marketing support. We have initiated many significant advances in yearbook systems and design. Most recently, we were the first yearbook provider to fully integrate digital technology throughout our production process, which has led to increased output speed and enhanced print quality.
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
Our Product Business Segments
      Our product business segments consist of five principal categories: Class Rings, Yearbooks, Graduation Products, Achievement Publications and Other. Sales for these segments for the most recent three fiscal years were: See notes to our consolidated financial statements for additional information related to our business segments.

	Fiscal Year Ended

Segment	2004(1)	2003	2002

	($ in thousands)
Class Rings	$122,525	$127,624	$125,174
Yearbooks	111,345	105,038	108,942
Graduation Products	39,666	34,736	34,053
Achievement Publications	19,956	20,122	16,193
Other	20,579	20,911	20,016

Total	$314,071	$308,431	$304,378

(1)	Fiscal year ended 2004 represents the combined periods of August 31, 2003 to March 25, 2004 and March 26, 2004 to August 28, 2004.
      The table below sets forth our principal product lines, brand names and the distribution channels through which we sell our products.

Product Lines	Brand Names	Distribution Channel

High school class rings	ArtCarved	Independent jewelry stores
Jewelry chains
	Balfour	On-campus
	Keystone Class Rings	Mass merchandisers
	Master Class Rings	Mass merchandisers
	R. Johns	Mass merchandisers
Independent jewelry stores
College class rings	ArtCarved	College bookstores
	Balfour	College bookstores
Direct marketing
Yearbooks	Taylor Publishing	On-campus
High school graduation products	Balfour	On-campus
College graduation products	ArtCarved	College bookstores
	Balfour	College bookstores
Direct marketing
Achievement Publications	Who’s Who The National Dean’s List	Direct marketing Direct marketing
Affinity Group Jewelry	Keepsake R. Johns	Direct marketing Direct marketing
Personalized Family Jewelry	Celebrations of Life	Independent jewelry stores
Jewelry chains
	Generations of Love Namesake	Mass merchandisers Mass merchandisers

Product Lines	Brand Names	Distribution Channel

Fan Affinity Sports Jewelry	Balfour Sports	Mass merchandisers
Catalogues
Professional Sports Championship Jewelry	Balfour	Direct marketing
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
      We manufacture all of our rings at our own facilities, and each ring is custom manufactured. We maintain an inventory of more than 650,000 unique proprietary ring dies that would be expensive and time consuming to replicate. The production process takes approximately two to eight weeks from receipt of the customer’s order to product shipment, depending on style, option selections and new or custom tooling requirements. We use computer aided design software to quickly and cost-effectively convert new custom designs such as school seals, mascots and activities into physical tools capable of producing rings in large quantities. Rings are produced only upon the receipt of a customer order and deposit, which reduces our credit risk. Class ring products contributed 39%, 41% and 41% of our net sales in the years ended 2004, 2003, and 2002, respectively.
YEARBOOKS
      We sell yearbooks primarily to high school and college students. We also publish yearbooks for elementary and junior high schools, as well as specialty military yearbooks, which, for example, commemorate naval tours of duty at sea. During fiscal 2004, we sold yearbooks to over 7,250 schools. We believe we accounted for approximately 14% of the yearbook market during fiscal 2004 and were a leading yearbook publisher. Our school retention rates for yearbooks have averaged in excess of 84% over the past three years.
      We publish yearbooks in our own facilities. Since 1993, we have made significant expenditures on proprietary software and hardware to support electronic platforms for creating, transmitting and managing yearbook production and printing technology. We also offer full production support for off-the-shelf desktop publishing tools. In the last three fiscal years we have upgraded our printing presses and fully integrated digital technology throughout our production process to, among other things, increase the speed of output and automatically monitor ink flow and control color composition. The foregoing technology upgrades and enhancements have enabled us to reduce manufacturing costs and improve on-time delivery, performance and print quality. Yearbook products contributed 36%, 34% and 36% of our net sales in the years ended 2004, 2003, and 2002, respectively.

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
      Achievement publication products contributed 6%, 7% and 5% of our net sales in the years ended 2004, 2003 and 2002, respectively.

OTHER
      Our other products are primarily recognition and affinity jewelry, which consist of the following product categories:

•	Affinity Group Jewelry. Affinity group jewelry is sold to members of large groups and associations. The jewelry features emblems of, and otherwise commemorates accomplishments within, the group. For example, through our Keepsake brand, we provide affinity ring awards to the American Bowling Congress, including recognition rings for bowlers who score a perfect “300” game. Through our Balfour brand, we provide affinity rings to military personnel that recognize affiliation and completion of specialized training ranging from basic training to special forces.

•	Personalized Family Jewelry. Our family jewelry products include rings commemorating children’s birth dates, which feature a level of personalization, such as birthstones and names, that distinguishes us from our competitors. We also sell other personalized jewelry, such as necklaces and bracelets, designed to commemorate family events. We started our family jewelry business in fiscal 1997 and, by the end of fiscal 2004, had grown this business to $8.4 million in net sales by leveraging our existing distribution channels. We intend to further grow our family jewelry business through product extensions, including baby rings for scrapbooks, grandmothers’ products such as pins and pendants, daughters’ rings and “Sweet 16” memorabilia. We provide personalized family jewelry under our Celebrations of Life, Generations of Love and Namesake brand names.

•	Fan Affinity Sports Jewelry. We produce a variety of sports team affiliation products. For example, we manufacture Balfour Sports brand National Football League rings, pendants, paperweights and coasters reflecting team logos, mascots and colors.

•	Professional Sports Championship Jewelry. We provide sports championship jewelry for professional teams and their members and have, for example, produced several World Series, Super Bowl and Stanley Cup rings, including all the rings for the New York Yankees’ 26 championships, and the 1999 Japanese World Series ring. We provide sports championship jewelry under the Balfour brand.
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
Competition
      The class rings, yearbooks and graduation products market is highly concentrated and consists primarily of a few large national participants. Our principal competitors in the class ring market are Jostens, Inc. and Herff Jones, Inc., which compete with us nationally across all product lines. Our principal competitors in the yearbook and graduation products markets are Jostens, Herff Jones and Walsworth Publishing Company. All competitors in the scholastic products market compete primarily on the basis of quality, marketing and customer service and, to a lesser extent, price.
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
Raw Material and Suppliers
      Numerous raw materials are used in the manufacture of our products. Gold, precious, semi-precious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Our raw materials are purchased from multiple suppliers at market prices, except that we purchase substantially all synthetic and semi-precious stones from a single supplier who we believe supplies substantially all of these types of stones to almost all of the class ring manufacturers in the United States. We do not have a long-term contract with this supplier. Synthetic and semi-precious stones are available from other suppliers, although switching to these suppliers could result in additional costs to us.
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
      On February 11, 2004, Frederick Goldman, Inc., or the licensee, filed an arbitration claim against our subsidiary Commemorative Brands, Inc., or CBI, for an unspecified monetary amount alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the licensee to a non-exclusive license. The arbitration proceedings have concluded with the arbitrator ruling that the licensee has an exclusive license. In addition, on February 10, 2004, the licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting to third parties rights in violation of the licensee’s exclusive rights under the license agreement. The district court claim seeks injunctive and monetary relief. The licensee has not specified the exact monetary relief that it seeks, but has asked for an amount not less than $10.0 million. The parties have agreed to submit to non-binding mediation in an attempt to resolve this action in its early stages of litigation. The mediation is scheduled for August 16, 2005. The district court has agreed to effectively stay the proceedings until the conclusion of the mediation.
      On August 2, 2004, our subsidiary Taylor Publishing filed a motion in United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 03-75562-SCS to recover certain data and documents pursuant to a teleservices contract between Taylor Publishing and Abacus Communications, LC (“Abacus”), the chapter 11 debtor. Subsequent to court approval of Abacus turning over the documents and data requested, Abacus filed a counterclaim against Taylor Publishing for approximately $840,000 plus interest for unpaid billings that it claims are owed under the teleservices contract with Taylor Publishing. In February 2005, we reached a settlement with Abacus, which did not have a material impact on the Company’s financial position.
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
      The Predecessor referred to in the table below is our business as it existed prior to the consummation of the Merger. We completed the Merger as of March 25, 2004 and as a result of adjustments to the carrying value of assets and liabilities resulting from the Merger, the financial position and results of operations for periods subsequent to the Merger may not be comparable to those of our predecessor company.
      The summary historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 herein. The summary historical consolidated financial data set forth below for, and as of the end of, the fiscal years ended August 26, 2000, August 25, 2001, August 31, 2002, August 30, 2003 and the period from August 31, 2003 to March 25, 2004 have been derived from the Predecessor consolidated financial statements. The summary historical consolidated financial data set forth below for, and as of the end of the period from March 26, 2004 to August 28, 2004 have been derived from the Successor consolidated financial statements.

	Successor	Predecessor

	The Period from	The Period from	Fiscal Year Ended
	March 26, 2004	August 31, 2003
	to August 28,	to March 25,	August 30,	August 31,	August 25,	August 26,
	2004(1)	2004	2003	2002(2)	2001(3)	2000(4)

STATEMENT OF OPERATIONS DATA:
Net sales	$167,350	$146,721	$308,431	$304,378	$281,053	$182,285
Cost of sales	83,521	59,857	139,170	146,898	142,164	80,929

Gross profit	83,829	86,864	169,261	157,480	138,889	101,356
Selling, general and administrative expenses	62,647	74,992	129,423	129,734	119,972	85,559
Loss (gain) on extinguishment of debt	—	—	—	5,650	—	(6,695)

Operating income	21,182	11,872	39,838	22,096	18,917	22,492
Interest expense	10,257	16,455	28,940	26,026	22,846	15,691
Other expense	—	—	—	2,783	—	—

Income (loss) before income taxes	10,925	(4,583)	10,898	(6,713)	(3,929)	6,801

Provision (benefit) for income taxes	4,459	—	132	(1,171)	(1,443)	333
Cumulative effect of change in accounting principle-loss	—	—	—	—	1,835	—

Net income (loss)	$6,466	$(4,583)	$10,766	$(5,542)	$(4,321)	$6,468

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets	$530,986	$553,589	$395,501	$401,626	$384,971	$326,553
Total debt(5)	310,658	313,040	226,710	242,117	223,609	191,253
Total stockholders’ equity	108,512	102,046	71,843	65,254	70,828	63,098
OTHER DATA:
EBITDA(6)	31,526	20,402	53,987	39,025	34,668	31,592
Capital expenditures	3,665	12,793	11,243	14,247	7,499	5,087
Depreciation and amortization	10,344	8,530	14,149	19,712	17,586	9,100

(1)	During the period from March 26, 2004 to August 28, 2004, we recognized in our consolidated statement of operations approximately $6.4 million of excess purchase price allocated to inventory as cost of sales and approximately $4.3 million of additional amortization expense of intangible assets as selling, general and administrative expenses, as compared to our historical basis of accounting prior to the Merger.

(2)	Includes the results of operations for Milestone Marketing Incorporated, or Milestone, from July 15, 2002, the date of our acquisition of Milestone.

(3)	Includes the results of operations for Educational Communications, Inc., or ECI, from March 30, 2001, the date of our acquisition of ECI. ECI sales are highly seasonal, with most shipments during the first four months of our fiscal year.

(4)	Includes the results of Taylor Publishing from July 27, 2000, the date of our acquisition of Taylor Publishing.

(5)	Excludes (i) approximately $5.2 million, $4.5 million, $4.3 million, $4.9 million, $2.5 million, and $5.7 million of bank overdrafts and (ii) approximately $0.0, $0.1 million, $0.1 million, $2.2 million, $4.5 million, and $3.9 million of capital lease obligations, in each case, as of August 26, 2000, August 25, 2001, August 31, 2002, August 30, 2003, March 25, 2004 and August 28, 2004, respectively.

(6)	EBITDA represents net income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. We consider EBITDA to be a key indicator of operating performance as it and similar measures are instrumental in the determination of compliance with certain financial covenants in the senior secured credit facility, and is used by our management in the calculation of the aggregate fee payable under our management agreement and in determining a portion of compensation for certain of our employees. We also believe that EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness.

EBITDA is not a defined term under GAAP and should not be considered an alternative to operating income or net income as a measure of operating results or cash flows as a measure of liquidity. EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, EBITDA: (i) does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) does not reflect changes in, or cash requirements for, our working capital needs; (iii) does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; (iv) excludes tax payments that represent a reduction in cash available to us; and (v) does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future. Despite these limitations, we believe that EBITDA is useful, however, since it provides investors with additional information not available in a GAAP presentation. To compensate for these limitations, however, we rely primarily on our GAAP results and use EBITDA only supplementally.
      The following sets forth a reconciliation of EBITDA to net income (loss) and operating cash flow:

	Successor	Predecessor

	The Period from	The Period from	Fiscal Year Ended
	March 26, 2004	August 31, 2003
	to August 28,	to March 25,	August 30,	August 31,	August 25,	August 26,
	2004(a)	2004	2003	2002	2001	2000

Net income (loss)	$6,466	$(4,583)	$10,766	$(5,542)	$(4,321)	$6,468
Interest expense	10,257	16,455	28,940	26,026	22,846	15,691
Provision (benefit) for income taxes	4,459	—	132	(1,171)	(1,443)	333
Depreciation and amortization expense	10,344	8,530	14,149	19,712	17,586	9,100

EBITDA	$31,526	$20,402	$53,987	$39,025	$34,668	$31,592

Changes in assets and liabilities	$(24,939)	$35,227	$(92)	$1,808	$(6,761)	$(18,825)
Deferred income taxes	4,309	—	—	—	—	—
Interest expense, net	(10,257)	(16,455)	(28,940)	(26,026)	(22,846)	(15,691)
Income tax provision (benefit)	(4,459)	—	(132)	1,171	1,443	(333)
Amortization of debt discount and deferred financing fees	629	1,197	2,051	1,355	1,534	—
Provision for doubtful accounts	(236)	(144)	(376)	145	383	630
Loss on extinguishment of debt	—	—	—	5,650	—	(6,741)
Unrealized loss on free-standing derivative	—	—	—	182	—	—

	Successor	Predecessor

	The Period from	The Period from	Fiscal Year Ended
	March 26, 2004	August 31, 2003
	to August 28,	to March 25,	August 30,	August 31,	August 25,	August 26,
	2004(a)	2004	2003	2002	2001	2000

Cumulative effect of change in accounting principle	—	—	—	—	1,835	—

Net cash provided by (used in) operating activities	$(3,427)	$40,227	$26,498	$23,310	$10,256	$(9,368)

(a)	During the period from March 26, 2004 to August 28, 2004, we recognized in our consolidated statement of operations approximately $6.4 million of excess purchase price allocated to inventory as cost of sales and approximately $4.3 million of additional amortization expense of intangible assets as selling, general and administrative expenses, as compared to its historical basis of accounting prior to the Merger.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes included with this report. For the ease of comparison purposes, financial data for the period of August 31, 2003 through March 25, 2004 has been added to financial data for the periods from March 26, 2004 to August 28, 2004 and give effect to the Merger and the acquisition of C-B Graduation Announcements, as if each occurred as of August 31, 2003, to arrive at a fiscal year pro forma period ended August 28, 2004. This period may be referred to herein as the “pro forma year ended August 28, 2004” or the “pro forma fiscal 2004.” The Consolidated Financial Statements, and the notes thereto, have been prepared in accordance with U.S. GAAP. In reviewing this comparative financial information, readers should remember that Predecessor period results of operations do not reflect the effects of the acquisition and the application of purchase accounting. All amounts are in U.S. Dollars except otherwise indicated.
      The following management’s discussion and analysis gives effect of the restatement as discussed in Note 17.
General
      We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry in the United States. We serve the high school, college and, to a lesser extent, elementary and junior high school markets. We market and sell yearbooks in all of the markets we serve. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. Our achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. It consists of various titles including the Who’s Who brand and The National Dean’s List. Our other segment consists primarily of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.
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
      Numerous raw materials are used in the manufacture of our products. Gold, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase all of our gold from a single supplier, The Bank of Nova Scotia, through our existing gold consignment agreement. We consign the majority of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious stones from a single supplier in Germany. The prices for these products are denominated in Euros. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case. Gold prices have increased and the U.S. dollar has continued to lose valuation when compared to the Euro subsequent to our fiscal year 2004. We expect these trends to continue at least through the end of our fiscal year 2005, and perhaps thereafter.
      We face strong competition for most of our principal products. The class ring and yearbook markets are highly concentrated and consist primarily of a few national manufacturers (of which we are one) and, to a significantly lesser extent, small regional competitors. Our achievement publication products compete with one national manufacturer and, to a lesser extent, with various other companies. We believe that it would be costly and time-consuming for new competitors to replicate the production and distribution capabilities necessary to compete effectively in this market, and as a result, there have been no major new competitors in the last 60 years.
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
      Historically, growth in the class rings, yearbooks and graduation products market has been driven primarily by demographics. The U.S. Department of Education projects that the number of high school and college graduates will grow by an average of 2.1% and 1.7% per year, respectively, from 2004 to 2008. Additionally, the U.S. Census Bureau projects that the total U.S. population will increase by 9.5% between 2000 and 2010. Both the increased population, and the increased number of high school and college graduates should expand the market for our products.
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

      Subsequent to the issuance of the Company’s 2004 consolidated financial statements, management determined that assets acquired required restatement in the above table to remove goodwill and intangible assets reflected in the pre-Merger consolidated financial statements. Previously reported assets acquired was $422,456. This correction had no impact on the purchase price or the purchase price allocation in the table below.
      We have preliminarily allocated the purchase price in the Merger as follows (in thousands):

Current assets	$123,407
Property, plant and equipment	78,301
Goodwill	181,361
Intangible assets	157,928
Other assets	15,390
Current liabilities	(116,102)
Deferred income taxes	(12,043)
Other long-term liabilities	(9,042)

Total purchase price	$419,200

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
Results of Operations
Predecessor and Successor Company and Fiscal Year Comparisons
      Our consolidated financial statements for the predecessor period from August 31, 2003 through March 25, 2004, were prepared using our historical basis of accounting. As a result of the Merger, we applied purchase accounting as discussed above under “Company Background.” Since a new basis of accounting began on March 26, 2004, we have presented results for the fiscal year ended August 28, 2004 on a pro forma unaudited basis as we believe this presentation facilitates the comparison of our results with the corresponding periods for fiscal years 2003 and 2002. The pro forma unaudited results of the fiscal year ended August 28, 2004 include pro forma adjustments related to the Merger and the acquisition of C-B Announcements, as if these events occurred on the first day of our fiscal year ended August 28, 2004. The pro forma adjustments related to the merger are $0.4 million of depreciation expense included in cost of sales, $5.6 million of amortization and depreciation expense included in selling, marketing and administrative expense and $2.6 million of interest expense. The C-B Announcements pro forma adjustments include $1.0 million of net sales, $0.2 million of cost of sales and $0.7 million of selling, general and administrative expense. In addition, a pro forma tax benefit of $3.2 million is recorded.

      The following table outlines for the periods indicated, selected operating data as a percentage of net sales:

	(Successor)	(Predecessor)			(Predecessor)

			Pro Forma
	For the Period		Fiscal Year Ended

	March 26,	August 31,			Fiscal Year Ended		Fiscal Year Ended
	2004 —	2003 —
	August 28,	March 25,	August 28,	% of Net	August 30,	% of Net	August 31,	% of Net
	2004	2004	2004	Sales	2003	Sales	2002	Sales

Net sales	$167.4	$146.7	$315.1	100.0%	$308.4	100.0%	$304.4	100.0%
Cost of sales	83.5	59.9	144.0	45.7	139.2	45.1	146.9	48.3

Gross profit	83.9	86.8	171.1	54.3	169.2	54.9	157.5	51.7
Selling, general and administrative expense	62.7	74.9	143.9	45.7	129.4	42.0	129.7	42.6
Loss on extinguishment of debt	—	—	—	—	—	—	5.6	1.8

Operating income	21.2	11.9	27.2	8.6	39.8	12.9	22.1	7.3
Interest expense	10.2	16.5	24.1	7.6	28.9	9.4	26.0	8.6
Other expense	—	—	—	—	—	—	2.8	0.9

Income (loss) before income taxes	11.0	(4.6)	3.1	1.0	10.9	3.5	(6.7)	(2.2)

Provision (benefit) for income taxes	4.5	—	1.2	0.4	0.1	—	(1.2)	(0.4)
Cumulative effect of change in accounting principle — loss	—	—	—	—	—	—	—	—

Net income (loss)	$6.5	$(4.6)	$1.9	0.6%	$10.8	3.5%	$(5.5)	(1.8)%

For the Period March 26, 2004 to August 28, 2004 (Successor)
      Net sales were $167.4 million and cost of sales were $83.5 million for the successor period from March 26, 2004 to August 28, 2004. Gross profit was $83.9 million, or 50.1% of net sales for the same period. The decline in gross profit as a percentage of sales for the successor period versus the predecessor period was primarily a result of a purchase accounting inventory step-up adjustment of $6.4 million recorded in the successor period. Selling, general and administrative expenses were $62.7 million for the successor period. Operating income was $21.2 million for the same period. The increase in operating income for the successor period versus the predecessor period relates primarily to the seasonality of our graduation and yearbook products being shipped in the April through June time frame. Interest expense was $10.2 million for the successor period. The decrease in interest expense in the successor period versus the predecessor period was primarily due to the lower interest rate on the new debt associated with the Merger and the successor period containing only five operating months versus the seven months of the predecessor period. We recognized a $4.5 million tax provision for the successor period. For the period from March 26, 2004 to August 28, 2004, our tax rates were calculated based on a 35% federal and 4% state tax rates, for an overall effective tax rate of 39%. The tax rate for the period reflects the creation of a net deferred tax liability as a result of the purchase accounting adjustments made in connection with the Merger. As a result of the foregoing, net income for the successor period was $6.5 million.

For the Period August 31, 2003 to March 25, 2004 (Predecessor)
      Net sales were $146.7 million and cost of sales were $59.9 million for the predecessor period from August 31, 2003 to March 25, 2004. Gross profit was $86.8 million, or 59.2% of net sales for the same period. Selling, general and administrative expenses were $74.9 million for the predecessor period. Operating income was $11.9 million for the same period. Interest expense was $16.5 million for the predecessor period. For the period August 31, 2003 to March 25, 2004, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. As a result of the foregoing, net loss for the Predecessor period was $4.6 million.

For the Pro Forma Year Ended August 28, 2004 (unaudited) Compared to Year Ended August 30, 2003
      Net Sales. Net sales increased $6.7 million, or 2.2%, to $315.1 million for the pro forma fiscal 2004 from $308.4 million for the fiscal 2003. The increase in net sales was due to increased yearbook and graduation product shipments, offset by lower sales volumes in class rings.
      The following details the changes in net sales during such periods by business segment.

•	Class Rings. Net sales decreased $5.1 million to $122.5 million for the pro forma fiscal 2004 from $127.6 million for fiscal 2003. The decrease in net sales was the result of a $2.9 million decline in sales of retail and high school rings and a $3.4 million decline in college ring sales. This decline was offset by a $1.2 million increase in high school on-campus rings.

•	Yearbooks. Net sales increased $6.3 million to $111.3 million for the pro forma fiscal 2004 from $105.0 million for fiscal 2003. The increase in net sales was the result of an increase in yearbook shipments.

•	Graduation Products. Net sales increased $6.0 million to $40.7 million for the pro forma fiscal 2004 from $34.7 million for fiscal 2003. The favorability in net sales was the result of a increase in shipments of graduation products, of which $3.9 million was directly related to the C-B Graduation Announcements acquisition.

•	Achievement Publications. Net sales decreased $0.1 million to $20.0 million for the pro forma fiscal 2004 from $20.1 million for fiscal 2003.

•	Other. Net sales decreased $0.3 million to $20.6 million for the pro forma fiscal 2004 from $20.9 million for fiscal 2003. The decrease in net sales was primarily related to decreases in sales of specialty products offset by an increase in family jewelry.

      Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 54.3% for the pro forma fiscal 2004, a 0.6 percentage point decrease from 54.9% for fiscal 2003. Gross profit increased $1.9 million to $171.1 million for the pro forma fiscal 2004 from $169.2 million for fiscal 2003. The decrease in the gross margin percentage was a result of a purchase accounting inventory step-up adjustment of $6.4 million. Excluding the $6.4 million impact of purchase accounting, the increase in gross profit was primarily a result of new efficiencies in the yearbook and graduation product manufacturing facilities, as well as improvements in the achievement publication margins. The major improvement was a result of yearbook efficiency gains in the pre-press and press area due to investments made in page production software and printing equipment. The increase was partially offset by increased material costs in the ring manufacturing plant as a result of gold price increases and unfavorable currency fluctuations associated with the Euro denominated purchase of precious, semi-precious and synthetic stones.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $14.5 million, or 11.2%, to $143.9 million for the pro forma fiscal 2004 from $129.4 million for fiscal 2003. As a percentage of net sales, selling, general and administrative expenses were 45.7% for the combined fiscal 2004, representing a 3.7 percentage point increase from 42.0% for the fiscal 2003.
      Selling, general and administrative expenses include two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $4.3 million, or 4.5%, to $100.8 million for the pro forma fiscal 2004 from $96.5 million for fiscal 2003. Of this increase, $2.5 million was due to increased mailing and printing costs related to publishing two editions of the National Dean’s List, the first in November 2003 and the second in August 2004, as well as higher mailing costs associated with the high school publication as a result of the first marketing effort timing coinciding with the beginning of the United States Iraqi conflict. The remaining increase was mainly a result of increased commission expense directly related to the high school on-campus increase in net sales. General and administrative expenses increased $10.2 million, or 31.0%, to $43.1 million, or 13.7% of net sales for the pro forma fiscal 2004, as compared to $32.9 million, or 10.7% of net sales, for the fiscal 2003. The increase in general and administrative expense is a result of the impact of purchase accounting increasing amortization expense by $10.1 million.
      Operating Income. As a result of the foregoing, operating income was $27.2 million, or 8.6% of net sales for pro forma fiscal 2004, as compared with operating income of $39.8 million, or 12.9% of net sales, for fiscal 2003. Operating income for the pro forma fiscal 2004 includes a negative impact of $16.5 million due to purchase accounting increasing amortization expense and the inventory step-up. The class rings segment reported operating income of $9.5 million for the pro forma fiscal 2004 as compared with operating income of $16.4 million for fiscal 2003, of which pro forma fiscal 2004 includes a negative impact due to purchase accounting increasing amortization expense by $3.9 million and a $1.0 million inventory step-up. The yearbooks segment reported operating income of $10.5 million for the pro forma 2004 as compared with operating income of $10.2 million for fiscal 2003, of which pro forma fiscal 2004 includes a negative impact due to purchase accounting increasing amortization expense by $3.6 million and a $4.9 million inventory step-up. The graduation products segment reported operating income of $3.2 million for the pro forma fiscal 2004 as compared with operating income of $3.8 million for fiscal 2003, of which pro forma fiscal 2004 includes a negative impact due to purchase accounting increasing amortization expense by $1.3 million and a $0.3 million inventory step-up. The achievement publications segment reported operating income of $5.7 million for the pro forma fiscal 2004 as compared with operating income of $8.7 million for fiscal 2003, of which pro forma fiscal 2004 includes a negative impact of $0.6 million due to purchase accounting increasing amortization expense. The other segment reported an operating loss of $1.7 million for the pro forma fiscal 2004 as compared with operating income of $0.8 million for fiscal 2003, of which pro forma fiscal 2004 includes a negative impact due to purchase accounting increasing amortization expense by $0.7 million and a $0.2 million inventory step-up.
      Interest Expense. Interest expense was $24.1 million for the pro forma fiscal 2004 and $28.9 million for fiscal 2003. The average debt outstanding was $317.7 million for the pro forma fiscal 2004 compared to $235.9 million for fiscal 2003. The weighted average interest rate on debt outstanding was 7.5% for the pro forma fiscal 2004 compared to 12.3% for fiscal 2003.
      Provision for Income Taxes. For the pro forma fiscal 2004, we recognized a tax provision of $1.2 million compared to a tax provision of $0.1 million for fiscal 2003. For the pro forma fiscal 2004, our tax rates were calculated based on a 35% federal and 4% state tax rates, for an overall effective tax rate of 39%. The tax rate for the pro forma fiscal 2004 reflects the creation of a net deferred tax liability as a result of the purchase accounting adjustments made in connection with the Merger. For fiscal 2003, the effective tax rate reflects the state tax expense expected for the year.
      Net Income. As a result of the foregoing, we reported net income of $1.9 million for the pro forma fiscal 2004 as compared to net income of $10.8 million for fiscal 2003.

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
      The following details the changes in net sales during such periods by business segment.

•	Class Rings. Net sales increased $2.4 million to $127.6 million for fiscal 2003 from $125.2 million for fiscal 2002. The increase in net sales was the result of an increase in college ring sales of

$4.4 million related to the acquisition of Milestone and a $1.1 million increase in on-campus high school rings, partially offset by a decline in college ring sales and retail ring sales.

•	Yearbooks. Net sales decreased $3.9 million to $105.0 million for fiscal 2003 from $108.9 million for fiscal 2002. The decrease in net sales was the result of a decrease in yearbook contracts, largely as a result of the fourth quarter of fiscal 2002 containing an extra week.

•	Graduation Products. Net sales increased $0.6 million to $34.7 million for fiscal 2003 from $34.1 million for fiscal 2002. The increase in net sales was the result of an increase in shipments of graduation products.

•	Achievement Publications. Net sales increased $3.9 million to $20.1 million for fiscal 2003 from $16.2 million for fiscal 2002. The increase in net sales was primarily the result of our teachers publication in fiscal 2003.

•	Other. Net sales increased $0.9 million to $20.9 million for fiscal 2003 from $20.0 million for fiscal 2002. The increase in net sales was related to increased sales of specialty products, partially offset by a $2.2 million decrease resulting from the discontinuation of reunion services in fiscal 2002.

      Gross Profit. Gross margin was 54.9% in 2003, a 3.2 percentage point increase from 51.7% in 2002. The gross margin increase in fiscal 2003 was the result of an increase in margins for yearbooks of approximately $2.7 million associated with the implementation of new technology and class rings of approximately $2.1 million due to increased labor efficiencies as well as the introduction of the new white metal ring base. Gross profit gains were partially offset by a decrease of approximately $1.1 million resulting from the discontinuation of reunion services in fiscal 2002.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million to $129.4 million in fiscal 2003 from $129.7 million in fiscal 2002. As a percentage of net sales, selling, general and administrative expenses decreased 0.6 percentage points in fiscal 2003, compared to fiscal 2002. Selling and marketing expenses were $96.5 million, or 31.3% of net sales, in fiscal 2003, compared to $90.6 million, or 29.8% of net sales, in fiscal 2002. The increase in selling and marketing expenses was largely a result of increased marketing efforts for class rings of approximately $1.0 million, yearbooks of approximately $0.6 million and graduation products of approximately $0.6 million, an increase as a result of the Milestone acquisition of approximately $2.7 million, and increased marketing costs related to ECI’s teachers publication of approximately $0.3 million. General and administrative expenses in fiscal 2003 were $32.9 million, or 10.7% of net sales, compared to $39.1 million, or 12.9% of net sales, in 2002. The decrease in general and administrative expenses as a percentage of net sales was primarily the result of a $5.6 million decrease related to the adoption of SFAS No. 142, in which goodwill and trademarks are no longer amortized.
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
      Operating Income. As a result of the foregoing, operating income was $39.8 million, or 12.9% of net sales, in fiscal 2003, compared with $22.1 million, or 7.3% of net sales, in fiscal 2002. The class rings segment reported operating income of $16.4 million for fiscal 2003 as compared with operating income of $11.1 million for fiscal 2002. The yearbooks segment reported operating income of $10.2 million for fiscal 2003 as compared with operating income of $4.7 million for fiscal 2002. The graduation products segment reported operating income of $3.8 million for fiscal 2003 as compared with operating income of $2.1 million for fiscal 2002. The achievement publications segment reported operating income of $8.7 million for fiscal 2003 as compared with operating income of $5.4 million for fiscal 2002. The other segment reported operating income of $0.8 million for fiscal 2003 as compared with an operating loss of

$1.3 million for fiscal 2002. The adoption of SFAS No. 145 required us to reclassify the $5.7 million loss from extinguishment of debt from extraordinary items into operating expenses for fiscal 2002.
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
Liquidity and Capital Resources
      Operating Activities. Operating activities provided $36.8 million of cash during the pro forma fiscal 2004, compared to $26.5 million during the fiscal 2003. The improvement in cash provided by operating activities during the pro forma fiscal 2004 was primarily attributable to changes in inventories of $5.2 million, accounts payable, accrued expenses, and other long-term liabilities of $20.2 million, and deferred revenue of $1.8 million, partially offset by changes in net income (net of non-cash items) of $4.4 million, accounts receivable of $2.0 million and prepaid expenses and other assets of $10.5 million.
      Operating activities provided $26.5 million of cash during fiscal 2003, compared to $23.3 million during fiscal 2002. The improvement in cash provided by operating activities in 2003 was primarily driven by higher net income, as well as decreases in receivables and inventory.
      Investing Activities. Capital expenditures in the combined pro forma fiscal 2004, fiscal 2003, and fiscal 2002 were $16.5 million, $11.2 million, and $14.2 million, respectively. The capital expenditures in fiscal 2004, fiscal 2003 and fiscal 2002 were primarily attributable to purchases of new printing presses and fully integrating digital technology throughout our yearbook production process. Also affecting investing activities in the pro forma fiscal 2004 was the C-B Graduation Announcements acquisition and the Merger which represented expenditures of $5.0 million and $104.4 million, respectively. In fiscal 2002 investing activities were affected by the acquisition of Milestone Marketing for $15.5 million. Our projected capital expenditures for fiscal 2005 are expected to be approximately $14 million.
      Financing Activities. Net cash provided by financing activities was $90.4 million for the pro forma fiscal 2004 compared to net cash used of $15.1 million for the fiscal 2003. For the pro forma fiscal 2004, cash provided by financing activities was used to pay off existing debt and equity holders as part of the Merger. Net cash used in financing activities in fiscal 2003 was $15.1 million, which was primarily used to repay revolver borrowings. Net cash provided from financing activities in fiscal 2002 was $4.7 million.

      Capital Resources. In February 2002, we issued $177.0 million of unsecured senior notes due 2007 and entered into a $40.0 million senior secured revolving credit facility. At that time, we repaid in full all outstanding term loans and revolving loans under the former credit agreement, as well as the outstanding bridge note, and settled all but $25.0 million (notional amount) of our interest rate swap agreements. As of the date of the Merger, we repaid in full all amounts outstanding under this senior secured revolving credit facility and $170.0 million of the unsecured senior notes due 2007.
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
      The agreement can be terminated by either us or The Bank of Nova Scotia with 60 days prior written notice to the other party.

Contractual Obligations
      As of August 28, 2004, the due dates and amounts of our contractual obligations are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2005	2006	2007	2008	2009	Thereafter	Total

8 1/4% Senior subordinated debt	$—	$—	$—	$—	$—	$150,000	$150,000
11 5/8% Senior unsecured notes	—	—	6,045	—	—	—	6,045
Interest on fixed rate debt	13,081	13,081	12,728	12,375	12,375	31,969	95,609
Term loan(a)	1,550	1,550	1,550	1,550	1,550	146,863	154,613
Operating leases(b)	2,206	1,835	1,322	817	315	2,404	8,899
Capital leases(c)	1,387	1,349	1,332	174	—	—	4,242

Total	$18,224	$17,815	$22,977	$14,916	$14,240	$331,236	$419,408

(a)	No interest expense has been included on our $154.6 million obligation with a variable interest rate.

(b)	Some of our rental property leases contain options to renew the leased space for periods up to an additional ten years.

(c)	The total balance of gross capital lease assets is $5,022 as of August 28, 2004 and $2,797 as of August 30, 2003, with accumulated depreciation of $284 and $292, respectively.
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
      As discussed in Note 17 to the consolidated financial statements, the Company has restated its segment disclosures.
/s/ Deloitte & Touche LLP
Austin, Texas
October 29, 2004 (August 5, 2005 as to the effects of the restatement discussed in Note 17)

AMERICAN ACHIEVEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Successor)	(Predecessor)

	August 28,	August 30,
	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,038	$1,735
Accounts receivable, net of allowance for doubtful accounts of $2,862 and $3,242, respectively	43,321	44,193
Inventories, net	23,023	23,310
Deferred tax asset	10,165	6,378
Prepaid expenses and other current assets, net	26,230	23,939

Total current assets	105,777	99,555
PROPERTY, PLANT AND EQUIPMENT, net	76,565	65,307
GOODWILL	182,080	162,059
Other intangible assets, net	163,473	60,214
OTHER ASSETS	3,091	8,366

Total assets	$530,986	$395,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdraft	$5,733	$4,877
Accounts payable	9,842	6,564
Customer deposits	17,807	21,393
Accrued expenses	29,814	26,106
Accrued management fee — related party	500	750
Deferred revenue	5,503	5,123
Accrued interest	7,334	4,231
Current portion of long-term debt	1,550	—

Total current liabilities	78,083	69,044
LONG-TERM DEBT, net of current portion	309,108	226,710
Deferred income taxes	25,844	6,378
OTHER LONG-TERM LIABILITIES	9,439	3,476

Total liabilities	422,474	305,608
REDEEMABLE MINORITY INTEREST IN SUBSIDIARY	—	18,050
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,200,000 shares authorized, 1,007,366 shares issued and outstanding at August 30, 2003; liquidation preference of $100,737 at August 30, 2003	—	10
Common stock, $.01 par value, 1,000 and 1,250,000 shares authorized, respectively, 100 and 809,775 shares issued and outstanding, respectively	—	8
Additional paid-in capital	102,046	95,350
Accumulated earnings (deficit)	6,466	(18,375)
Accumulated other comprehensive loss	—	(5,150)

Total stockholders’ equity	108,512	71,843

Total liabilities and stockholders’ equity	$530,986	$395,501

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	(Successor)	(Predecessor)

			For the Year Ended
	For the Period	For the Period
	March 26, 2004-	August 31, 2003-	August 30,	August 31,
	August 28, 2004	March 25, 2004	2003	2002

Net sales	$167,350	$146,721	$308,431	$304,378
Cost of sales	83,521	59,857	139,170	146,898

Gross profit	83,829	86,864	169,261	157,480
Selling, general and administrative expenses	62,647	74,992	129,423	129,734
Loss on extinguishment of debt	—	—	—	(5,650)

Operating income	21,182	11,872	39,838	22,096
Interest expense	10,257	16,455	28,940	26,026
Other expense	—	—	—	2,783

Income (loss) before income taxes	10,925	(4,583)	10,898	(6,713)
Benefit (provision) for income taxes	(4,459)	—	(132)	1,171

Net income (loss)	6,466	(4,583)	10,766	(5,542)
Preferred dividends	—	(700)	(1,200)	(1,200)

Net income (loss) applicable to common stockholders	$6,466	$(5,283)	$9,566	$(6,742)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(Successor)	(Predecessor)

			For the Year Ended
	For the Period	For the Period
	March 26, 2004-	August 31, 2003-	August 30,	August 31,
	August 28, 2004	March 25, 2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,466	$(4,583)	$10,766	$(5,542)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,344	8,530	14,149	19,712
Deferred income taxes	4,309	—	—	—
Loss on extinguishment of debt	—	—	—	5,650
Amortization of debt discount and deferred financing fees	629	1,197	2,051	1,355
Unrealized loss on free-standing derivative	—	—	—	182
Provision for doubtful accounts	(236)	(144)	(376)	145
Changes in assets and liabilities:
Accounts receivable	(1,506)	2,758	2,469	3,582
Inventories, net	26,266	(18,963)	2,117	1,380
Income tax receivable	—	—	738	38
Prepaid expenses and other current assets, net	(16,262)	2,573	(2,296)	(5,057)
Other assets	810	(959)	(1,043)	(739)
Deferred revenue	2,615	(2,235)	(1,392)	(284)
Accounts payable, accrued expenses, and other long-term liabilities	(36,862)	52,053	(685)	2,888

Net cash provided by (used in) operating activities	(3,427)	40,227	26,498	23,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,665)	(12,793)	(11,243)	(14,247)
Proceeds from sale of property, plant and equipment	—	—	—	673
Acquisitions of businesses, net of cash acquired	—	(109,406)	—	(15,502)

Net cash used in investing activities	(3,665)	(122,199)	(11,243)	(29,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	—	4,000	47,500	56,905
Payments on revolver	—	(13,500)	(63,175)	(65,589)
Proceeds of common stock issuance	—	102,046	40	—
Proceeds from term loan	(387)	155,000	—	—
Proceeds from 8.25% senior subordinated notes	—	150,000	—	—
Proceeds from credit facility revolver	5,000	2,000	—	—
Payments on credit facility revolver	(7,000)	—	—	—
Redemption of common and preferred stock	—	(95,368)	—	—
Redemption of 11% senior subordinated notes	—	(41,355)	—	—
Redemption of 11 5/8% senior unsecured notes	—	(170,925)	—	—
Payments on term loan facility	—	—	—	(121,400)
Proceeds from debt issuance, net of costs	—	—	—	166,612
Payment of bridge notes to affiliate	—	—	—	(28,383)
Repayment of interest rate swaps	—	—	—	(3,279)
Change in bank overdraft	3,252	(2,396)	553	(174)

Net cash provided by (used in) financing activities	865	89,502	(15,082)	4,692)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,227)	7,530	173	(1,074)
CASH AND CASH EQUIVALENTS, beginning of period	9,265	1,735	1,562	2,636

CASH AND CASH EQUIVALENTS, end of period	$3,038	$9,265	$1,735	$1,562

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for:
Interest	$2,567	$18,873	$26,790	$24,001

Income taxes	$88	$178	$133	$802

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Accrued preferred stock dividends	$—	$700	$1,200	$1,200

Issuance of preferred stock in settlement of obligation	$—	$—	$—	$550

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

							Accumulated
							Other
	Preferred Stock		Common Stock			Additional	Comprehensive	Accumulated
						Paid-in	Income	Earnings
	Shares	Amount	Shares	Amount		Capital	(Loss)	(Deficit)	Total

BALANCE, August 25, 2001 (Predecessor)	1,001,347	$10	809,351		$8	$94,760	$(2,751)	$(21,199)	$70,828
Comprehensive loss —
Net loss	—	—	—		—	—	—	(5,542)	(5,542)
Adjustment to minimum pension liability	—	—	—		—	—	(1,614)	—	(1,614)
Change in effective portion of derivative loss	—	—	—		—	—	(377)	—	(377)
Reclassification into earnings for derivative termination	—	—	—		—	—	2,609	—	2,609

Total comprehensive income (loss)	—	—	—		—	—	618	(5,542)	(4,924)
Accrued dividends on minority interest in CBI	—	—	—		—	—	—	(1,200)	(1,200)
Issuance of American Achievement Series A Preferred Stock	5,500	—	—		—	550	—	—	550

BALANCE, August 31, 2002 (Predecessor)	1,006,847	$10	809,351		$8	$95,310	$(2,133)	$(27,941)	$65,254

Comprehensive income —
Net income	—	—	—		—	—	—	10,766	10,766
Adjustment to minimum pension liability	—	—	—		—	—	(3,017)	—	(3,017)

Total comprehensive income (loss)	—	—	—		—	—	(3,017)	10,766	7,749
Accrued dividends on minority interest in CBI	—	—	—		—	—	—	(1,200)	(1,200)
Issuance of stock	519	—	424		—	40	—	—	40

BALANCE, August 30, 2003 (Predecessor)	1,007,366	$10	809,775		$8	$95,350	$(5,150)	$(18,375)	$71,843

Comprehensive loss —
Net loss	—	—	—		—	—	—	(4,583)	(4,583)
Adjustment to minimum pension liability	—	—	—		—	—	40	—	40

Total comprehensive loss	—	—	—		—	—	40	(4,583)	(4,543)
Accrued dividends on minority interest in CBI	—	—	—		—	—	—	(700)	(700)
Repurchase of common and preferred stock	(1,007,366)	(10)	(809,775)		(8)	(95,350)	—	—	(95,368)
Issuance of common stock			100			102,046	—	—	102,046
Effect of purchase accounting	—	—	—		—	—	5,110	23,658	28,768

BALANCE, March 25, 2004 (Predecessor)	—	$—	100	$		$102,046	$—	$—	$102,046

Net income	—	—	—		—	—	—	$6,466	$6,466

BALANCE, August 28, 2004 (Successor)	—	$—	100	$		$102,046	$—	$6,466	$108,512

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Summary of Organization and Significant Accounting Policies
      American Achievement Corporation, a Delaware corporation (together with its subsidiaries, “AAC” or the “Company”), is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company also operates a division which sells achievement publications in the specialty directory publishing industry nationwide. The Company markets its products and services primarily in the United States and operates in five reporting segments: class rings, yearbooks, graduation products, achievement publications and other. The Company’s corporate offices and primary manufacturing facilities are located in Austin and Dallas, Texas.
BASIS OF PRESENTATION AND COMPARABILITY
      The consolidated financial statements for the predecessor period from August 31, 2003 through March 25, 2004 were prepared using the historical basis of accounting. As a result of the merger transaction as discussed in Note 2, the Company applied purchase accounting and a new basis of accounting began on March 26, 2004. The Company has reflected a predecessor period from August 31, 2003 to March 25, 2004 and a successor period from March 26, 2004 to August 28, 2004 in the Company’s consolidated financial statements for fiscal 2004. Accordingly, the results of operations for the Company prior to the acquisition are not comparable to results for subsequent periods.
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

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CASH AND CASH EQUIVALENTS
      Cash and cash equivalents include highly liquid investments with original maturities of three months or less.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
      The Company makes estimates of potentially uncollectible customer accounts receivable. The Company believes that its credit risk for these receivables is limited because of its large number of customers and the relatively small account balances for most of its customers. The Company evaluates the adequacy of the allowance on a periodic basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to repay and prevailing economic conditions. The Company makes adjustments to the allowance balance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available. On the consolidated balance sheet, the allowance for doubtful accounts also includes an allowance for product returns.
      Allowances deducted from asset accounts were as follows:

	Balance
	at	Charged to			Balance at
	Beginning	Costs and			End of
	of Period	Expenses	Other	Write-offs	Period

Allowance for doubtful accounts and product returns
March 26, 2004 — August 28, 2004	$3,098	$3,790	$123	$(4,150)	$2,861

August 31, 2003 — March 25, 2004	3,242	3,445	(160)	(3,429)	3,098
Year ended August 30, 2003	3,525	7,178	145	(7,606)	3,242
Year ended August 31, 2002	3,076	8,955	38	(8,544)	3,525
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

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reserves deducted from asset accounts were as follows:

	Balance
	at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Write-offs(1)	Period

Reserve on sales representative advances
March 26, 2004 — August 28, 2004	$2,254	$1,205	$(1,076)	$2,383

August 31, 2003 — March 25, 2004	2,516	813	(1,075)	2,254
Year ended August 30, 2003	2,843	2,335	(2,662)	2,516
Year ended August 31, 2002	3,004	2,499	(2,660)	2,843

(1)	Represents principally write-offs of terminated sales representative amounts and forgiveness of amounts by the Company
PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment are stated at historical cost for the predecessor period through March 25, 2004, at which time the Company adjusted property and equipment to fair value in accordance with purchase accounting. Property, plant and equipment are stated at cost, net of accumulated depreciation. Maintenance, repairs and minor replacements are charged against operations as incurred; major replacements and betterments are capitalized. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected as operating expense for the period. Depreciation is provided principally using the straight-line method based on estimated useful lives of the assets as follows:

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

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Had compensation expense for the employee stock plans been determined based on the fair value at the grant date for options granted in the period August 31, 2003 to March 25, 2004 and fiscal years ended 2003 and 2002 consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net income (loss) would have been reported as follows:

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

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option grant is estimated at the date of grant for the period August 31, 2003 to March 25, 2004 and fiscal years ended 2003 and 2002:

		For the Year	For the Year
	For the Period	Ended	Ended
	March 25,	August 30,	August 31,
	2004	2003	2002

Risk-free interest rate	3.93%	3.93%	4.88%
Expected life	10 years	10 years	10 years
Volatility	25%	25%	28%
Dividend yield	—	—	—
REVENUE RECOGNITION AND WARRANTY COSTS
      The Company’s revenues from product sales, excluding revenue through independent sales representatives, are recognized at the time the product is shipped, the risks and rewards of ownership have passed to the customer and collectibility is reasonably assured. The Company’s stated shipping terms are FOB shipping point. Provisions for sales returns, warranty costs and rebate expenses are recorded at the time of sale based upon historical information and current trends.
      The Company’s accounting method for recognizing revenue and related gross profit on sales to independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue is deferred until the independent sales representative delivers the product and title passes to the Company’s end customer.
      The Company recognizes revenues on its publishing operations based upon the completed contract method when the products are shipped.
      Provisions for warranty costs related to the Company’s products, sales returns and uncollectible amounts are recorded based on historical information and current trends.
      Product warranty liabilities were as follows:

		Charged to
	Balance at	Costs and
	Beginning	Expenses		Balance at End
	of Period	(accruals)	Claims	of Period

Accrued ring repair liability
March 26, 2004 — August 28, 2004	$1,500	$347	$(637)	$1,210

August 31, 2003 — March 25, 2004	1,500	461	(461)	1,500
Year ended August 30, 2003	1,520	706	(726)	1,500
Year ended August 31, 2002	1,520	1,208	(1,208)	1,520
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

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day.
      As a result of the foregoing, the Company has historically experienced operating losses during its fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. In addition, the Company’s working capital requirements tend to exceed its operating cash flows from April through August.
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

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On March 25, 2004, a wholly owned subsidiary of AAC Holding Corp. merged with the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of AAC Holding Corp. The Merger was financed by a cash equity investment in AAC Holding Corp. by an investor group led by Fenway Partners Capital Fund II, L.P. (“Fenway Partners”) of $102.0 million, the borrowing by the Company of $155.0 million under a seven-year term loan and $2.0 million under a six-year revolving loan, each under the Company’s new senior secured credit facility, the issuance by the Company of $150.0 million aggregate principal amount of 8.25% senior subordinated notes due 2012, and the untendered Senior Unsecured Notes of $6.0 million. Proceeds of these financing arrangements were used to redeem the outstanding Series A Preferred Stock, refinance the Company’s existing indebtedness, including the redemption of the outstanding Senior Notes of $41.4 million and completion of a debt tender

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
offer to acquire all of the existing Senior Notes, and pay transaction costs and expenses. Pursuant to the debt tender offer, the Company retired $170.9 million of outstanding Senior Unsecured Notes for an aggregate of $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. The tender for the $177.0 million Senior Unsecured Notes and the $41.4 million Senior Notes was the direct result of the Merger. The consummation of the Merger was subject to the consent and a debt tender offer to acquire these notes. The subsequent tender offer costs and early redemption expenses of the debt directly related to the cost of the transaction and was included as part of the purchase price. In addition, as part of the Merger, the Company terminated its existing Senior Secured Credit Facility and terminated its management contract with its previous owners. The Company also entered into an amendment of its existing gold consignment agreement and entered into a new management agreement with an affiliate of Fenway Partners.
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

      Subsequent to the issuance of the Company’s 2004 consolidated financial statements, management determined that assets acquired required restatement in the above table to remove goodwill and intangible assets reflected in the pre-Merger consolidated financial statements. Previously reported assets acquired was $422,456. This correction had no impact on the purchase price or the purchase price allocation in the table below.
      The Company has preliminarily allocated the purchase price in the Merger as follows:

Current assets	$123,407
Property, plant and equipment	78,301
Goodwill	181,361
Intangible assets	157,928
Other assets	15,390
Current liabilities	(116,102)
Deferred income taxes	(12,043)
Other long-term liabilities	(9,042)

Total purchase price	$419,200

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

	For the Period	For the Period	For the Year	For the Year
	March 26, 2004-	August 31, 2003-	Ended	Ended
	August 28,	March 25,	August 30,	August 31,
	2004	2004	2003	2002

Net income (loss)	$6,466	$(4,583)	$10,766	$(5,542)
Reclass into earnings for derivative reclassification	—	—	—	(377)
Reclass into earnings for derivative termination	—	—	—	2,609
Adjustment in minimum pension liability	—	40	(3,017)	(1,614)

Total comprehensive income (loss)	$6,466	$(4,543)	$7,749	$(4,924)

      In conjunction with the Merger, the Company reset its accumulated comprehensive income (loss) balance to $0 for purchase accounting treatment.
      As of August 28, 2004 and August 30, 2003 the Company no longer held any derivatives considered to be cash flow hedges.

4.	Significant Acquisitions
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

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the Company’s gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facilities and other approved locations, as specified by the agreement. The Company expensed consignment fees of $180 for the period from August 31, 2003 to March 25, 2004 and $161 for the period from March 26, 2004 to August 28, 2004 and $319 and $258 for the years ended August 30, 2003 and August 31, 2002, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of August 28, 2004 and August 30, 2003, the Company held approximately 19,460 ounces and 17,780 ounces, respectively, of gold valued at approximately $7.9 million and $6.7 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 days written notice.

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

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

8.	Goodwill and Other Intangible Assets

Goodwill
      The Company accounts for its long-lived assets with indefinite lives under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” or SFAS No. 142. Under SFAS No. 142 the Company is required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units and determining fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results. As of the Merger, a third party valuation, among other factors, was used by management, in formulating other intangible assets values and the residual goodwill.
      The changes in the net carrying amount of goodwill were as follows:

	(Successor)						(Predecessor)

	March 26, 2004 to August 28, 2004						August 31, 2003 to March 25, 2004

	Class		Graduation	Achievement			Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total	Rings	Yearbooks	Products	Publications	Other	Total

Balance at beginning of period	$65,780	$60,610	$17,915	$10,576	$11,563	$166,444	$65,630	$57,420	$17,862	$10,297	$10,850	$162,059
Goodwill acquired during the period	—	—	—	—	—	$—	150	3,190	53	279	713	$4,385
Purchase price adjustments	5,253	3,941	5,081	993	368	$15,636	—	—	—	—	—	$—

Balance at end of period	$71,033	$64,551	$22,996	$11,569	$11,931	$182,080	$65,780	$60,610	$17,915	$10,576	$11,563	$166,444

	(Predecessor)

	August 30, 2003

			Graduation	Achievement
Year Ended August 30, 2003	Class Rings	Yearbooks	Products	Publications	Other	Total

Balance at beginning of period	$65,536	$55,418	$17,829	$10,122	$10,403	$159,308
Reclassification of workforce intangible due to the adoption of SFAS No. 142	94	2,002	33	175	447	$2,751
Purchase price adjustments	—	—	—	—	—	$—

Balance at end of period	$65,630	$57,420	$17,862	$10,297	$10,850	$162,059

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The tender for the $177.0 million Unsecured Notes and the $41.4 million senior notes was the direct result of the Merger. The consummation of the Merger was subject to the consent and a debt tender offer to acquire the Unsecured Notes. The subsequent tender offer costs and early redemption expenses of the debt directly related to the cost of the transaction and was included as part of the purchase price.
NEW SENIOR SECURED CREDIT FACILITY
      In conjunction with the consummation of the Merger, on March 25, 2004, the Company entered into a $155 million term loan (the “Term Loan”) and an up to $40 million senior revolving credit facility (the “Senior Revolving Credit Facility”) with various financial institutions. The Term Loan and Revolving Credit Facility are secured by a first priority security interest in all existing and after-acquired assets of the Company, AAC Holding Corp. and certain of the Company’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by the Company, AAC Holding Corp, and certain of the Company’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). As of August 28, 2004, assets of the Company subject to lien under the Term Loan and Revolving Credit Facility were approximately $344.2 million. All of the Company’s obligations under the Term Loan and Revolving Credit Facility are fully and unconditionally guaranteed by Holdings and certain of the Company’s direct and indirect domestic subsidiaries.
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
      The Credit Agreement and the indenture governing the Senior Sub Notes each contain restrictions on the ability of the Company to pay dividends and make certain other payments to AAC Holding Corp. Pursuant to each arrangement, the Company may, subject to certain limitations, pay dividends or make such payments in connection with (i) repurchases of certain capital stock of AAC Holding Corp. and (ii) the payment by AAC Holding Corp. of taxes, costs and other expenses required to maintain its legal existence and legal, accounting and other overhead costs in the ordinary course of business.
FORMER SENIOR SECURED CREDIT FACILITY
      In conjunction with the issuance of the Unsecured Notes, on February 20, 2002, the Company entered into a $40 million senior revolving credit facility (the “Former Senior Secured Credit Facility”) with various financial institutions, with all of the Company’s current domestic subsidiaries as guarantors.

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Loans made pursuant to the Former Senior Secured Credit Facility were secured by a first priority security interest in substantially all of the Company’s and the Company’s domestic subsidiaries’ assets and in all of the Company’s domestic subsidiaries’ capital stock.
      On March 25, 2004, as discussed in Note 2, the Company terminated the Former Senior Secured Credit Facility.
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
      The total balance of gross capital lease assets is $5,022 as of August 28, 2004 and $2,797 as of August 30, 2003, with accumulated depreciation of $284 and $292, respectively. Capital lease assets are carried on the balance sheet under machinery and equipment, net and their corresponding liabilities are carried under accrued expenses (short-term portion) and other long-term liabilities (long-term portion). Capital lease liabilities are $3,945 and $2,218 as of August 28, 2004 and August 30, 2003, respectively.
PENDING LITIGATION
      On February 11, 2004, Frederick Goldman, Inc. (the “Licensee”) filed an arbitration claim against the Company’s subsidiary, CBI, for an unspecified monetary amount alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the Licensee to a non-exclusive license. The arbitration proceedings have concluded with the arbitrator ruling that the Licensee has an exclusive License. In addition, on February 10, 2004, the Licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting third parties rights in violation of the Licensee’s exclusive rights under the license agreement. The district court claim seeks injunctive and monetary relief. The Licensee has not specified the exact monetary relief that it seeks, but has asked for not less than $10.0 million. CBI intends to defend itself vigorously, and pursue its own claims aggressively, in these proceedings.
      On August 2, 2004, the Company’s subsidiary Taylor Publishing filed a motion in United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 03-75562-SCS to recover certain data and documents pursuant to a teleservices contract between Taylor Publishing and Abacus Communications, LC (“Abacus”), the chapter 11 debtor. Subsequent to court approval of Abacus turning

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over the documents and data requested, Abacus filed a counterclaim against Taylor Publishing for approximately $840,000 plus interest for unpaid billings that it claims are owed under the teleservices contract with Taylor Publishing. Taylor Publishing denies that it is liable to pay such amount and has asserted that such amounts are in excess of the amounts owed by Taylor Publishing. In the action, Taylor Publishing has also filed a claim against Abacus for damages as a result of Abacus’ refusal to release the data and information. The action is in the discovery stage and AAC is unable to make a determination of the outcome at this time or the range of possible loss or recovery. AAC intends to defend itself vigorously in these proceedings.
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
POSTRETIREMENT PENSION AND MEDICAL BENEFITS
      CBI provides certain healthcare and life insurance benefits for former employees of the L.G. Balfour (“CBI Plan”). Certain hourly employees of Taylor are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI Plan and TPC Plan are based primarily on the employees’ years of service and compensation near retirement. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the funded status of each plan:

	(Successor)		(Predecessor)

	August 28, 2004		August 30, 2003

	Taylor	CBI	Taylor	CBI
	Pension	Postretirement	Pension	Postretirement

Change in benefit obligation:
Obligation beginning of the year	$14,216	$4,703	$10,851	$3,341
Service cost	86	—	397	—
Interest cost	834	274	781	282
Actuarial loss (gain)	(1,348)	2,816	462	1,609
Benefit payments	(649)	(607)	(542)	(529)
Change in discount rate	525	—	2,267	—

Obligation, end of year	$13,664	$7,186	$14,216	$4,703

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$9,461	$—	$8,902	$—
Actual return of plan assets	762	—	391	—
Employer contributions	627	607	710	529
Benefit payments	(649)	(607)	(542)	(529)

Fair value of plan assets, end of year	$10,201	$—	$9,461	$—

Plan assets at fair value —
Unfunded accumulated benefit obligation in excess of plan assets	$(3,692)	$(7,185)	$(4,755)	$(4,703)
Unrecognized net loss (gain)	(877)	—	—	1,400
Unrecognized prior service costs	—	—	—	1,731
Contributions from measurement date to period end	230	—	—	—

Accumulated postretirement benefit cost, current and long-term	$(4,339)	$(7,185)	$(4,755)	$(1,572)

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net periodic postretirement benefit cost includes the following components:

	(Successor)		(Predecessor)

					(Successor)		(Predecessor)
	For the Period		For the Period
	March 26, 2004 —		August 31, 2003 —
	August 28, 2004		March 25, 2004		August 30, 2003		August 31, 2002

	Taylor	CBI	Taylor	CBI	Taylor	CBI	Taylor	CBI
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement

Service costs, benefits attributed to service during the period	$21	$—	$65	$—	$397	$—	$349	$—
Interest cost	207	104	627	170	781	282	729	240
Expected return on assets	(195)	—	(631)	—	(814)	—	(769)	—
Amortization of unrecognized net loss (gain)	—	9	162	83	68	33	1	(2)
Amortization of unrecognized net prior service costs	—	16	—	154	—	291	—	291

Net periodic postretirement benefit cost	$33	$129	$223	$407	$432	$606	$310	$529

      Amounts recognized in the consolidated balance sheet are as follows:

	(Successor)		(Predecessor)

	August 28, 2004		August 30, 2003

	Taylor	CBI	Taylor	CBI
	Pension	Postretirement	Pension	Postretirement

Accumulated benefit liability	$4,339	$7,185	$4,755	$1,572
Accumulated other comprehensive loss	—	—	(5,150)	—
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

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AMERICAN ACHIEVEMENT CORPORATION 401(K) PLAN
      Effective January 1, 2002, the Taylor 401(K) Plan and the CBI 401(K) Plan were merged into the American Achievement Corporation 401(K) Plan (“Plan”). The plan covers substantially all nonunion employees of the Company. The plan matches 50 percent of participants’ voluntary contributions up to a discretionary percent determined by the Company. The discretionary percentage in effect for the Plan years ended December 31, 2003 and December 31, 2002 was up to 3 percent for hourly employees and up to 4 percent for salaried and office hourly employees. The Company made contributions of approximately $328 for the period March 26, 2004 to August 28, 2004 and $418 for the period August 31, 2003 to March 25, 2004 and $779 for the fiscal year ended August 30, 2003.

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

      The (provision) benefit for income taxes differs from the amount that would be computed if the income (loss) before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

	(Successor)		(Predecessor)

	For the Period Ended		Fiscal Year Ended

	March 26, 2004-	August 31, 2003-	August 30,	August 31,
	August 28, 2004	March 25, 2004	2003	2002

Computed tax (provision) benefit at statutory rate	$(3,824)	$(1,605)	$(3,705)	$361
State taxes, net of federal benefit	(592)	(272)	(87)	(180)
Change in valuation allowance and other	(43)	1,877	3,660	990

Total income tax (provision) benefit	$(4,459)	$—	$(132)	$1,171

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets and liabilities consist of the following:

	August 28,	August 30,
	2004	2003

Deferred tax assets
Allowances and reserves	$1,947	$1,979
Net operating loss carryforwards	44,638	28,149
Accrued liabilities and other	8,632	6,390

Total deferred tax assets	55,217	36,518
Less valuation allowance	—	(5,324)

Net deferred tax assets	55,217	31,194

Deferred tax liabilities
Depreciation	11,511	7,866
Amortization of intangibles	58,971	23,074
Prepaids and other	414	254

Total deferred tax liabilities	70,896	31,194

Net deferred tax assets (liabilities)	$(15,679)	$—

Short-term deferred tax assets	$10,165	$6,378
Long-term deferred tax liabilities	(25,844)	(6,378)

Net deferred tax assets (liabilities)	$(15,679)	$—

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
      On March 25, 2004, as part of the Merger discussed in Note 2, AAC Holding Corp., the Company’s parent company issued substantially all of its outstanding equity interests to an investor group led by Fenway Partners for $102.0 million. All previously issued shares of preferred stock or common stock of the Company, and all warrants, options and other rights to acquire preferred stock or common stock of the Company (including the right and option in the employment agreement described below) were redeemed, cancelled or exchanged as part of the Merger discussed in Note 2.
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

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The fair value of each grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years ended 2003 and 2002: dividend yield of nil; expected volatility of 25.00% and 27.99%, respectively; risk-free interest rate of 3.93% and 4.88%, respectively; and expected life of 10 years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

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
      As of August 28, 2004 and August 30, 2003, the Company had accrued management fees of approximately $500 and $750, respectively.

17.	Business Segments (Restated)
      Previously the Company had aggregated and presented two reportable segments-Scholastic Products and Recognition and Affinity Products. Subsequent to the issuance of the Company’s financial statements for the year ended August 28, 2004, management of the Company determined that it should have disaggregated its segments into five separate segments; namely, Yearbooks, Class Rings, Graduation Products, Achievement Publications and Other. Accordingly, the following information pertaining to the Company’s operating segments has been restated to present such segment disclosures.
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

	(Successor)						(Predecessor)

	For the Period March 26, 2004 — August 28, 2004						For the Period August 31, 2003 — March 25, 2004

	Class		Graduation	Achievement			Class		Graduation	Achievement
Year Ended August 28, 2004	Rings	Yearbooks	Products	Publications	Other	Total	Rings	Yearbooks	Products	Publications	Other	Total

Net sales	$45,980	$91,109	$12,315	$8,266	$9,680	$167,350	$76,545	$20,236	$27,351	$11,690	$10,899	$146,721
Interest expense, net	4,001	3,636	1,296	652	672	$10,257	6,558	5,607	2,124	1,074	1,092	$16,455
Depreciation and amortization	3,407	4,402	1,103	823	609	$10,344	2,784	3,977	902	359	508	$8,530
Segment operating income (loss)	1,552	19,465	(16)	1,884	(1,703)	$21,182	10,278	(6,870)	3,854	4,175	435	$11,872
Capital expenditures	1,645	947	533	279	261	$3,665	2,002	8,880	648	729	534	$12,793
As of August 28, 2004
Goodwill	71,033	64,551	22,996	11,569	11,931	$182,080
Segment assets	213,220	176,097	69,028	37,323	35,318	$530,986

AMERICAN ACHIEVEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(Predecessor)

			Graduation	Achievement
Year Ended August 30, 2003	Class Rings	Yearbooks	Products	Publications	Other	Total

Net sales	$127,624	$105,038	$34,736	$20,122	$20,911	$308,431
Interest expense, net	11,975	9,856	3,259	1,888	1,962	$28,940
Depreciation and amortization	4,124	7,445	1,122	667	791	$14,149
Segment operating income	16,421	10,165	3,783	8,716	753	$39,838
Capital expenditures	3,941	5,500	1,073	19	710	$11,243

As of August 30, 2003
Goodwill	65,630	57,420	17,862	10,297	10,850	$162,059
Segment assets	163,490	128,920	44,498	31,966	26,627	$395,501

	(Predecessor)

			Graduation	Achievement
Year Ended August 31, 2002	Class Rings	Yearbooks	Products	Publications	Other	Total

Net sales	$125,174	$108,942	$34,053	$16,193	$20,016	$304,378
Interest expense, net	10,703	9,315	2,912	1,385	1,711	$26,026
Depreciation and amortization	6,233	8,214	1,696	2,440	1,129	$19,712
Segment operating income (loss)	11,057	4,732	2,143	5,422	(1,258)	$22,096
Capital expenditures	4,079	8,108	1,110	81	869	$14,247

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      As of the end of the period covered by this report we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
      Additionally, our President and Chief Executive Officer and Chief Financial Officer determined that there were no changes in our internal controls or in other factors during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date of their evaluation.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table sets forth information regarding our executive officers and directors.

Name	Age	Position

David G. Fiore	57	President and Chief Executive Officer, Director
Sherice P. Bench	45	Chief Financial Officer, Secretary and Treasurer
Charlyn A. Daugherty	56	Senior Vice President — Manufacturing Operations
Parke H. Davis	62	Senior Vice President — Retail Products
Donald J. Percenti	48	Senior Vice President — OnCampus and General Manager — Printing
Peter Lamm	53	Director
Mac LaFollette	40	Director
W. Gregg Smart	44	Director
Sanjay Morey	33	Director
      David G. Fiore became our President and Chief Executive Officer and a director in July 2000, and since August 1999 had been President and CEO and a director of our predecessor. Prior to joining our predecessor, Mr. Fiore was the President and CEO of Reliant Building Products, Inc. from 1992 to 1998. From 1988 to 1992, Mr. Fiore was the President and CEO of CalTex Industries, Inc. and held the positions of Division General Manager, VP of Manufacturing and Director of Marketing with the Atlas Powder Company from 1977 to 1988. On April 25, 2005, Mr. Fiore informed us of his plans to retire.
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
      Donald J. Percenti has been Senior Vice President — OnCampus and General Manager — Printing since 1996. From 1991 to 1996, he was Vice President — Sales and Marketing of L.G. Balfour Company, the prior owner of Balfour. From 1977 to 1991, Mr. Percenti was employed by Balfour in various capacities. On July 20, 2005, we announced that Mr. Percenti was appointed to replace Mr. Fiore as our Chief Executive Officer.
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

					Long-Term Compensation
		Annual Compensation
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
Name and Principal Position	Year(1)	Salary	Bonus(2)	Compensation(3)	Awards	Options(#)	Payouts	Compensation(4)(5)(6)

	(Dollars in thousands)
David G. Fiore	2004	$426,731	$2,072,000	—	0	0	$0	$953,594
President and Chief	2003	$378,847	$300,000	—	0	0	$0	—
Executive Officer	2002	$361,617	$300,000	—	$936,088	22,500	$0	—
Sherice P. Bench	2004	$230,195	$415,000	—	0	0	$0	$250,262
Chief Financial	2003	$196,538	$115,050	—	0	0	$0	—
Officer	2002	$182,019	$115,000	—	0	7,966	$0	—
Charlyn A. Daugherty	2004	$209,616	$400,000	—	0	0	$0	$241,132
Senior Vice President —	2003	$191,154	$105,000	—	0	0	$0	—
Manufacturing	2002	$185,292	$106,000	—	0	6,243	$0	—
Operations
Parke H. Davis	2004	$230,385	$390,000	—	0	0	$0	$241,132
Senior Vice President —	2003	$207,308	$108,650	—	0	0	$0	—
Retail Sales	2002	$200,769	$108,000	—	0	6,243	$0	—
Donald J. Percenti	2004	$258,200	$430,000	—	0	0	$0	$241,132
Senior Vice President —	2003	$236,847	$141,000	—	0	0	$0	—
OnCampus and	2002	$217,693	$111,000	—	0	6,243	$0	—
General Manager — Printing

(1)	Our 2004 fiscal year ended on August 28, 2004. Fiscal year 2003 ended on August 30, 2003 and fiscal year 2002 ended on August 31, 2002. Executive compensation for 2004, 2003, and 2002 is for the twelve months ended December 31 of each year and based on current compensation.

(2)	Amounts in 2004 include payment under the Management Incentive bonus program as follows: Mr. Fiore: $300,000; Ms. Bench: $135,000; Ms. Daugherty: $120,000; Mr. Davis $110,000; Mr. Percenti: $150,000. Amounts in 2004 also includes a success bonus paid as of the date of the Merger as follows: Mr. Fiore: $1,772,000; Ms. Bench: $280,000; Ms. Daugherty: $280,000; Mr. Davis: $280,000; Mr. Percenti: $280,000. Amounts in 2003 and 2002 include payments under the Management Incentive bonus program.

(3)	The prerequisites and other personal benefits, securities or property received by the named executive officers did not exceed $50,000 or 10% of the total annual salary and bonus reported for the named executive officers in cash of 2004, 2003 and 2002. In 2002, we have paid $386,088 in taxes associated with the receipt by Mr. Fiore in 2002 of 5,500 shares of our series A preferred stock.

(4)	Each of the named executive officers have term life insurance policies equal to two-times their base salary (maximum of $500,000) in the years 2004, 2003 and 2002 and one-times their base salary in the year 2001 with a benefit payable to a beneficiary selected by the named executive officer upon his or her death. We have paid the annual premiums on such policies in each of 2004, 2003, and 2002. The annual premium does not exceed $910 for any named executive officer. No named executive officer is entitled to any cash surrender value in such policies.

(5)	During 2002 due to the increased concerns after September 11, 2001, and the increased travel requirements of Mr. Fiore, Mrs. Bench and thirteen other officers and executives of the Company, AAC purchased a travel accident policy covering Mr. Fiore and Mrs. Bench in the amount of $2,500,000 each and $250,000 each for the other 13 named executives for a total three year premium of $4,777. The beneficiaries of the policy are to be named by the employee, and no named executive is entitled to any cash surrender value in such policies.

(6)	Amounts in 2004 include cancellation of stock options in connection with the Merger.

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
      Other Employment Agreements. Charlyn A. Daugherty, Donald J. Percenti and Parke H. Davis each have an employment agreement with CBI and Ronald Brostrom and G. Page Singletary have employment agreements with Milestone Marketing Incorporated, which were assigned to CBI. The initial term of each respective employment agreement was for three years, which can be automatically extended for additional one year terms on December 15th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days’ prior notice for Ms. Daugherty and Messrs. Davis and Percenti and on the 15th of July for Messrs. Brostrom and Singletary. The current term of each of their employment agreements expires on December 15, 2003 for Ms. Daugherty, Messrs. Davis and Percenti, and on July 15, 2005 for Messrs. Brostrom and Singletary. Ms. Daugherty and Messrs. Davis, Percenti, Brostrom and Singletary are entitled to participate in such employee benefit programs, plans and policies 60 (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

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
Board Committees
      Our board of directors directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors and two standing committees: the audit committee and the compensation committee. The audit committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. In addition, from time to time, other committees may be established under the direction of the board of directors when necessary to address specific issues.
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
      Our board of directors has determined that none of its members who serve on the audit committee is an “audit committee financial expert” as that term is defined by SEC rules. Our board of directors has determined, however that the absence from its audit committee of a person who would qualify as an audit committee financial expert does not impair the ability of the audit committee to provide effective oversight of our external financial reporting and internal control over financial reporting. Accordingly, our board of directors does not intend to add a person to its membership solely for the purpose of adding an audit committee financial expert. In reaching its determination that the members of the audit committee, as it is presently constituted, have sufficient knowledge and experience to exercise effective oversight without the addition of an audit committee financial expert, our board of directors considered the knowledge gained by the current members of the audit committee in connection with their prior experience.
Code of Ethics
      We have not yet adopted a formal, written code of ethics within the specific guidelines as promulgated by the SEC. We have verbally communicated the high level of ethical conduct expected from all of our employees, including our officers, and we intend to adopt a written code of ethics as soon as practicable.
Stockholders Agreement
      All of the stockholders of AAC Group Holding Corp., which owns all of the outstanding stock of our parent, entered into a stockholders agreement pursuant to which the stockholders agree to elect those individuals recommended to become members of our board of directors by our majority stockholders. Currently, an investor group led by Fenway Partners Capital Fund II, L.P. owns substantially all of the outstanding common stock of AAC Group Holding Corp.

Director Compensation
      The members of our board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      American Achievement Corporation has 100 shares of common stock issued and outstanding, all of which are owned by AAC Holding Corp. AAC Holding Corp. has 100 shares of common stock issued and outstanding, all of which are owned by AAC Group Holding Corp. The following table provides certain information as of March 22, 2005 with respect to the beneficial ownership of the interests of our parent, AAC Group Holding Corp., by (i) each holder known by us who beneficially owns 5% or more of the outstanding equity interests of our parent, (ii) each of the members of the board of directors of our parent, (iii) each of our named executive officers, and (iv) all of the members of the board of managers of our parent’s general partner and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

	Shares	Percentage

American Achievement Holdings LLC(1)	429,851	85.0
c/o Fenway Partners, Inc.
152 West 57th Street
New York, NY 10019
Investors related to J.P.Morgan Investment Management Inc.(2)	73,170	14.5
c/o J.P.Morgan Investment Management Inc.
522 Fifth Avenue
New York, New York 10036
Mac LaFollette	—	—
Peter Lamm(3)	429,851	85.0
W. Gregg Smart	—	—
Sanjay Morey	—	—
David G. Fiore	—	—
Sherice P. Bench	—	—
Charlyn A. Daugherty	—	—
Parke H. Davis	—	—
Donald J. Percenti	—	—
All executive officers and directors as a group (9 persons)	429,851	85.0

(1)	All of the voting interest of American Achievement Holdings LLC are held by Fenway Partners Capital Fund II, L.P., FPIP, LLC and FPIP Trust, LLC, each of which are affiliates of Fenway Partners, Inc. Accordingly, such entities may be deemed to beneficially own the shares of common stock held by American Achievement LLC. Each of such entities disclaims beneficial ownership of such shares except to the extent of its precuniary interest therein.

(2)	The investors include J.P.Morgan U.S. Direct Corporate Finance Institutional Investors II LLC (“CFII-I”), which holds 70,052 shares of common stock, J.P. Morgan U.S. Direct Corporate Finance Private Investors II LLC (“CFII-P”), which holds 2,752 shares of common stock, and 522 Fifth Ave Fund, L.P., (“522”) which holds 366 shares of common stock. Peter Lamm and Richard Dresdale are the founders of Fenway Partners, Inc. and each is a managing member of Fenway Partners II LLC, the general partner of Fenway Partners Capital Fund II, L.P., and each is a managing member of each of FPIP, LLC and FPIP Trust, LLC.

(3)	Mr. Lamm is a founder of Fenway Partners, Inc. a managing member of Fenway Partners II LLC, the general partner of Fenway Partners Capital Fund II, L.P., and is a managing member of each of FPIP, LLC and FPIP Trust, LLC. Accordingly, Mr. Lamm may be deemed to beneficially own the shares of common stock held by American Achievement Holdings LLC. Mr. Lamm disclaims beneficial ownership of such shares except to the extent of his pecuniary interests therein.

J.P. Morgan Investment Management, Inc., a registered investment advisor and a wholly-owned subsidiary of J.P. Morgan Chase & Co., controls the voting and disposition of these shares as the investment advisor to CFII-I, CFII-P and 522.

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
      Amounts paid under a management agreement with Castle Harlan, Inc., our former owner totaled $2,250,000 for the period August 31, 2003 to March 25, 2004. As of August 30, 2003, the Company had accrued management fees of $750,000.

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

1. Consolidated Financial Statements. See “Index to Consolidated Financial Statements” — Item 8.

2. Financial Statement Schedules. Report of Independent Registered Public Accounting Firm and Schedule II — Valuation and Qualifying Accounts.

3. Exhibits. See “Exhibit Index.”

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized this 5th day of August, 2005.

American Achievement Corporation

By:	/s/ David G. Fiore

David G. Fiore
Chief Executive Officer

By:	/s/ Sherice P. Bench

Sherice P. Bench
Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 5, 2005.

/s/ David G. Fiore David G. Fiore	Director and Chief Executive Officer

/s/ Peter Lamm Peter Lamm	Director

/s/ Mac LaFollette Mac LaFollette	Director

/s/ W. Gregg Smart W. Gregg Smart	Director

/s/ Sanjay Morey Sanjay Morey	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
American Achievement Corporation
      We have audited the consolidated financial statements of American Achievement Corporation and Subsidiaries (the “Company”) as of August 28, 2004 (Successor) and August 30, 2003 (Predecessor), and the periods from March 26, 2004 to August 28, 2004 (Successor, five months), from August 31, 2003 to March 25, 2004 (Predecessor, seven months) and for each of the two fiscal years in the period ended August 30, 2003, and have issued our report thereon dated October 29, 2004 (included elsewhere in this Form 10-K/ A). Our audits also included the consolidated financial statement schedule listed in Item 15(a)(2) of this Form 10-K/ A. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
      In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP
Austin, Texas
October 29, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AMERICAN ACHIEVEMENT CORPORATION

	Balance at					Balance at
	Beginning of	Charged to Costs				End of
	Period	and Expenses	Other	Write-offs		Period

	(In thousands)
Reserves and allowances deducted from asset accounts

Reserve on sales representative advances
March 26, 2004 — August 28, 2004	$2,254	$1,205	—	$(1,076	)(1)	$2,383
August 31, 2003 — March 25, 2004	2,516	813	—	(1,075	)(1)	2,254
Year ended August 30, 2003	2,843	2,335	—	(2,662	)(1)	2,516
Year ended August 31, 2002	3,004	2,499	—	(2,660	)(1)	2,843
Allowance for doubtful accounts
March 26, 2004 — August 28, 2004	3,098	3,790	123	(4,150)		2,861
August 31, 2003 — March 25, 2004	3,242	3,445	(160)	(3,429)		3,098
Year ended August 30, 2003	3,525	7,178	145	(7,606)		3,242
Year ended August 31, 2002	3,076	8,955	38	(8,544)		3,525

(1)	Represents principally write-offs of terminated sales representative amounts and forgiveness of amounts by the Company.

EXHIBIT INDEX

Exhibit
Number	Designation

2.1	Agreement and Plan of Merger by and among AAC Holding Corp., AAC Acquisition Corp., American Achievement Corporation and The Stockholders Party Hereto dated as of December 24, 2003****
3.1	Certificate of Incorporation of American Achievement Corporation with all amendments (f/k/a Commemorative Brands Holding Corp.)**
3.2	By-Laws of American Achievement Corporation (f/k/a Commemorative Brands Holding Corp.)**
3.3	Certificate of Incorporation of Commemorative Brands, Inc. with all amendments (f/k/a Scholastic Brands, Inc., Class Rings, Inc. and Keepsake Jewelry, Inc.)**
3.4	By-Laws of Commemorative Brands, Inc. (f/k/a Scholastic Brands, Inc., Class Rings, Inc. and Keepsake Jewelry, Inc.)**
3.5	Certificate of Incorporation of CBI North America, Inc. with all amendments (f/k/a CBI North America, Inc.)**
3.6	By-Laws of CBI North America, Inc. with all amendments (f/k/a CBI North America, Inc.)**
3.7	Certificate of Incorporation of Taylor Senior Holding Corp.**
3.8	By-Laws of Taylor Senior Holding Corp.**
3.9	Amended and Restated Certificate of Incorporation of TP Holding Corp. (f/k/a TP Acquisition Corp.)**
3.10	By-Laws of TP Holding Corp. (f/k/a TP Acquisition Corp.)**
3.11	Certificate of Incorporation of Taylor Publishing Company with all amendments (f/k/a Taylor Publishing Company of Delaware)**
3.12	By-Laws of Taylor Publishing Company (f/k/a Taylor Publishing Company of Delaware)**
3.13	Certificate of Limited Partnership of Taylor Publishing Manufacturing, L.P.***
3.14	Taylor Publishing Manufacturing, L.P. Limited Partnership Agreement***
3.15	Articles of Incorporation of Educational Communications, Inc. with all amendments (f/k/a Merit Publishing Company)**
3.16	By-Laws of Educational Communications, Inc.**
3.17	Certificate of Formation of Taylor Manufacturing Holdings, LLC***
3.18	Limited Liability Company Agreement of Taylor Manufacturing Holdings, LLC***
4.1	Indenture, dated as of February 20, 2002, among American Achievement Corporation, The Bank of New York, as Trustee, and the Guarantors**
4.2	First Supplemental Indenture, dated as of July 17, 2003, among American Achievement Corporation, The Bank of New York, as Trustee, and the Additional Guarantors***
4.3	Second Supplemental Indenture, dated as of December 24, 2002, among American Achievement Corporation, The Bank of New York, as Trustee, and the Additional Guarantors***
4.4	Third Supplemental Indenture, dated as of March 15, 2004, among American Achievement Corporation, the Guarantors, and The Bank of New York****
4.5	Indenture, dated as of March 25, 2004, among The Bank of New York, as Trustee, and the Guarantors****
4.6	Form of 8.25% Senior Subordinated Notes due April 1, 2012 (Included in Exhibit 4.5)
10.1	Exchange and Registration Rights Agreement, dated March 25, 2004, among American Achievement Corporation, the Guarantors, and the Purchasers****
10.2	Credit Agreement, dated March 25, 2004, by and among American Achievement Corporation, the Guarantors, Goldman Sachs Credit Partners L.P., Deutsche Bank A.G., Cayman Islands Branch, and Deutsche Bank Securities Inc.****
10.3	Pledge and Security Agreement between the Guarantors and Goldman Sachs Credit Partners L.P., dated March 25, 2004.****
10.4	Intercreditor Agreement between Goldman Sachs Credit Partners L.P., the Secured Parties, and The Bank of Nova Scotia, dated March 25, 2004.****

Exhibit
Number	Designation

10.5	First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold between Commemorative Brands, Inc. and The Bank of Nova Scotia, dated March 25, 2004.****
10.6	Letter Agreement for Addition of Approved Inventory Locations between Commemorative Brands, Inc. and The Bank of Nova Scotia, dated June 9, 2004.****
10.7	Management Advisory Agreement by and between AAC Holding Corp., American Achievement Corporation, and Fenway Partners, Inc., dated March 25, 2004.****
10.8	Employment Agreement, dated as of July 13, 1999 by and between Commemorative Brands, Inc. and David G. Fiore**
10.9	First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and David G. Fiore dated February 1, 2002**
10.10	Second Amendment to the Employment Agreement by and between the Registrant and David G. Fiore dated December 23, 2003*****
10.11	Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Sherice P. Bench, as amended**
10.12	First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Sherice P. Bench, dated July 2, 1999*****
10.13	Second Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Sherice P. Bench dated April 9, 2004*****
10.14	Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Donald J. Percenti**
10.15	First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Donald J. Percenti dated April 9, 2004*****
10.16	Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Charlyn A. Cook**
10.17	First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Charlyn Daugherty dated April 9, 2004*****
10.18	First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Parke Davis dated April 9, 2004*****
10.19	Third Amendment to the Employment Agreement by and between the Registrant and David G. Fiore dated October 21, 2004.******
12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges
21.1	Subsidiaries of American Achievement Corporation*****
31.1	CEO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the corresponding Exhibit number of the Registrant Report on Form 8-K, dated July 30, 2002.

**	Incorporated by reference to the corresponding Exhibit number of the Registrant Amended Registration Statement on Form S-4/ A, dated April 5, 2002.

***	Incorporated by reference to the corresponding Exhibit number the Registrant Report on Form 10-K, dated November 17, 2003.

****	Incorporated by reference to the corresponding Exhibit number of the Registrant Report on Form 10-Q, dated July 13, 2004.

*****	Incorporated by reference to the corresponding Exhibit number of the Registrant Report on Form S-4, dated July 22, 2004.

******	Previously filed.