Form 10-Q/A
period 2004-11-27
AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2005-08-05
CIK 1168468, 1311835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-121479
COMMISSION FILE NUMBER 333-84294

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE DELAWARE (State or other jurisdiction of incorporation or organization)	20-1854833 13-4126506 (I.R.S. Employer Identification Number)

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

The number of shares outstanding of AAC Group Holding Corp. as of January 10, 2005 was 505,460 shares of common stock, par value $.01. The number of shares outstanding of American Achievement Corporation as of January 10, 2005 was 100 shares of common stock, par value $.01.

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 27, 2004
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements and Notes
	Condensed Consolidated Balance Sheets (unaudited) — As of November 27, 2004 (Successor) and August 28, 2004 (Successor)	3
	Condensed Consolidated Statements of Operations (unaudited) — For the Three Months Ended November 27, 2004 (Successor) and the Three Months Ended November 29, 2003 (Predecessor)	4
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Three Months Ended November 27, 2004 (Successor) and the Three Months Ended November 29, 2003 (Predecessor)	5
	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) — For the Three Months Ended November 27, 2004 (Successor)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7-17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 6.	Exhibits and Reports on Form 8-K	26
SIGNATURES		27
CEO Certification Pursuant to Section 302
CFO Certification Pursuant to Section 302
CEO Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906

Explanatory Note

This Form 10-Q/A is a combined quarterly report being filed separately by two registrants: AAC Group Holding Corp. and American Achievement Corporation. Unless the context indicates otherwise, any reference in this report to “Group Holdings” refers to AAC Group Holding Corp. and any reference to “AAC” refers to American Achievement Corporation, the wholly-owned operating subsidiary of Group Holdings. The “Company”, “we”, “us”, and “our” refer to AAC Group Holding Corp., together with American Achievement Corporation and its consolidated subsidiaries. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Amendment 1”) is being filed in order to restate the previously issued segment information as disclosed in the historical condensed consolidated financial statements for the period ended November 27, 2004 initially filed with the Securities and Exchange Commission (the “SEC”) on January 11, 2005 (“Original Filing”).

Subsequent to the Original Filing, we restated the segment disclosure from two to five reporting segments. See Note 13: “Business Segments” under Condensed Consolidated Financial Statements and Notes included in Item 1, “Notes to Condensed Consolidated Financial Statements (unaudited).” Item 2 has been updated for the effects of the restatement. The restatement had no impact on previously reported total current assets, total assets, working capital position, results of operations or cash flows. We have updated our disclosure to reflect the aforementioned changes and have otherwise updated information where necessary.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	AAC Group Holding Corp.	American Achievement Corporation
		(Successor)	(Successor)
	November 27,	November 27,	August 28,
	2004	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$5,146	$4,916	$3,038
Accounts receivable, net	42,098	42,098	43,321
Inventories, net	25,512	25,512	23,023
Prepaid expenses and other current assets, net	34,311	34,311	36,395

Total current assets	107,067	106,837	105,777
Property, plant and equipment, net	77,891	77,891	76,565
Goodwill and other intangible assets, net	345,892	342,424	345,553
Other assets	4,701	4,701	3,091

Total assets	$535,551	$531,853	$530,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$5,146	$5,146	$5,733
Accounts payable	12,006	12,006	9,842
Customer deposits	24,889	24,889	17,807
Accrued expenses	24,338	24,338	30,314
Deferred revenue	7,526	7,526	5,503
Accrued interest	3,890	3,890	7,334
Current portion of long-term debt	1,550	1,550	1,550

Total current liabilities	79,345	79,345	78,083
Long-term debt, net of current portion	403,773	314,123	309,108
Deferred income taxes	23,605	23,963	25,844
Other long-term liabilities	9,122	9,122	9,439

Total liabilities	515,845	426,553	422,474
Commitments and contingencies
Stockholders’ equity:
Common stock	5	—	—
Additional paid-in capital	16,491	102,046	102,046
Accumulated earnings	3,210	3,254	6,466

Total stockholders’ equity	19,706	105,300	108,512

Total liabilities and stockholders’ equity	$535,551	$531,853	$530,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	AAC Group Holding Corp.	American Achievement Corporation
	For the three	(Successor)	(Predecessor)
	months ended	For the three months ended
	November 27,	November 27,	November 29,
	2004	2004	2003
Net sales	$63,282	$63,282	$67,928
Cost of sales	27,316	27,316	30,044

Gross profit	35,966	35,966	37,884
Selling, general and administrative expenses	35,603	35,603	32,460

Operating income	363	363	5,424
Interest expense	6,118	5,716	6,981

Loss before income taxes	(5,755)	(5,353)	(1,557)
Benefit for income taxes	(2,499)	(2,141)	—

Net loss	(3,256)	(3,212)	(1,557)

Preferred dividends	—	—	(300)

Net loss applicable to common stockholders	$(3,256)	$(3,212)	$(1,857)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	AAC Group Holding Corp.	American Achievement Corporation
	For the three	(Successor)	(Predecessor)
	months ended	For the three months ended
	November 27,	November 27,	November 29,
	2004	2004	2003
Cash flows from operating activities:
Net loss	$(3,256)	$(3,212)	$(1,557)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,316	6,316	3,798
Amortization of debt discount and deferred financing fees	779	377	515
Provision for doubtful accounts	(97)	(97)	374
Changes in assets and liabilities:
Accounts receivable	1,320	1,320	(487)
Inventories, net	(2,489)	(2,489)	(309)
Prepaid expenses and other current assets, net	2,084	2,084	1,818
Other assets	(5,311)	(1,822)	(965)
Customer deposits	7,082	7,082	6,592
Deferred revenue	2,023	2,023	2,591
Accounts payable, accrued expenses, and other long-term liabilities	(9,812)	(9,454)	7,143

Net cash provided by (used in) operating activities	(1,361)	2,128	19,513

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,676)	(4,676)	(6,593)

Net cash used in investing activities	(4,676)	(4,676)	(6,593)

Cash flows from financing activities:
Payments on revolver, net	—	—	(9,500)
Proceeds from credit facility revolver	5,400	5,400	—
Payments on term loan	(387)	(387)	—
Proceeds from 10 1/4% notes	89,269	—	—
Distribution to shareholders	(85,550)	—	—
Change in bank overdraft	(587)	(587)	(1,921)

Net cash provided by (used in) financing activities	8,145	4,426	(11,421)

Net increase in cash and cash equivalents	2,108	1,878	1,499
Cash and cash equivalents, beginning of period	3,038	3,038	1,735

Cash and cash equivalents, end of period	$5,146	$4,916	$3,234

Supplemental disclosure
Cash paid during the period for:
Interest	$8,771	$8,771	$357

Income taxes	$28	$28	$124

Supplemental Disclosure of noncash financing activities
Accrued preferred stock dividends	$—	$—	$300

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

			Additional
AAC Group Holding	Common Stock		Paid-in	Accumulated
Corp.	Shares	Amount	Capital	earnings	Total
Balance, August 28, 2004	—	$—	$—	$—	$—
Issuance of common stock, $.01 par value, 1,250,000 shares authorized	1,015,426	$10	$102,036	$6,466	$108,512
Distribution to shareholders	(509,966)	(5)	(85,545)	—	(85,550)
Net loss	—	—	—	(3,256)	(3,256)

Balance, November 27, 2004	505,460	$5	$16,491	$3,210	$19,706

American			Additional
Achievement	Common Stock		Paid-in	Accumulated
Corporation	Shares	Amount	Capital	earnings	Total
Balance, August 28, 2004 (Successor) $.01 par value, 1,000 shares authorized	100	$—	$102,046	$6,466	$108,512
Net loss	—	—	—	(3,212)	(3,212)

Balance, November 27, 2004 (Successor)	100	$—	$102,046	$3,254	$105,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

1. Summary of Significant Accounting Policies

Consolidation

     The unaudited condensed consolidated financial statements of AAC Group Holding Corp. (“Group Holdings”) include the accounts of its wholly-owned subsidiary, American Achievement Corporation (“AAC,” a separate public reporting company, together with Group Holdings, the “Company”). Group Holdings was formed on November 8, 2004. On November 16, 2004, the shareholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp. for a like amount of shares in Group Holdings. Following the exchange, AAC Holding Corp. became a wholly-owned subsidiary of Group Holdings.

     On November 16, 2004, Group Holdings issued $131.5 million aggregate principal amount at maturity of 10 1/4% senior discount notes due 2012, generating net proceeds of $89.3 million. Group Holdings is the sole obligor of these notes. The net proceeds of this offering were used as distributions to stockholders through the repurchase of shares of Group Holdings’ common stock from its stockholders. Other than this debt obligation, related deferred issuance costs and associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Group Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Group Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is AAC. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended November 27, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2005. Accordingly, the interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 28, 2004 included in AAC’s Report on Form 10-K/A (File No. 333-84294) filed on August 5, 2005.

     Unless separately stated, the notes herein relate to both Group Holdings and AAC.

     Effective January 30, 2004, AAC acquired the assets of C-B Graduation Announcements, LLC, a producer of personalized graduation announcements and related accessories (the “C-B Announcements Acquisition”). The maximum purchase price payable in connection with this acquisition is approximately $5.9 million in cash, of which approximately $5.0 million was paid at closing (including $1.0 million placed in escrow), with the escrowed amount and balance of the purchase price to be paid upon achieving certain financial targets. The C-B Announcements Acquisition was accounted for using the purchase method of accounting. The results of the C-B Announcements Acquisition have been included in the Company’s consolidated results of operations since the date of acquisition.

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

Stock-Based Compensation

     AAC accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123.” AAC accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148.

     Had compensation expense for the employee stock plans been determined based on the fair value at the grant date for options granted consistent with the provisions of SFAS 123, as amended by SFAS 148, AAC’s pro forma net loss would not have been materially impacted. No options were granted during the three months ended November 27, 2004 or the three months ended November 29, 2003.

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

     The Merger was financed by a cash equity investment in AAC Holding Corp. by an investor group led by Fenway Partners of $102.0 million, the borrowing by AAC of $155.0 million under a seven-year term loan and $2.0 million under a nine-year revolving loan, each under AAC’s senior secured credit facility and the issuance by AAC of $150.0 million aggregate principal amount of 8 1/4 % senior subordinated notes due 2012 (the “8 1/4% Notes”). Proceeds of these financing arrangements were used to redeem the outstanding Series A Preferred Stock of AAC, refinance AAC’s existing indebtedness, including the redemption of $41.4 million of AAC’s then outstanding 11% senior notes due 2007 (the “11% Notes”) and completion of a debt tender offer to acquire all of AAC’s existing 11 5/8% senior unsecured notes due 2007 (the “11 5/8% Notes”), and pay transaction costs and expenses. Pursuant to the debt tender offer, AAC retired $170.9 million of the 11 5/8% Notes for an aggregate of $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. The tender for the $177.0 million 11 5/8% Notes and the $41.4 million 11% Notes was the direct result of the Merger. The consummation of the Merger was subject to the consent and a debt tender offer to acquire these notes. The subsequent tender offer costs and early redemption expenses of the debt directly related to the cost of the transaction and was included as part of the purchase price. In addition, as part of the Merger, AAC terminated its former senior secured credit facility and terminated its management contract with its previous owners. AAC also entered into an amendment of its existing gold consignment agreement and entered into a new management agreement with an affiliate of Fenway Partners.

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

     As a result of the Merger, AAC has reflected pre-Merger periods from August 31, 2003 to November 29, 2003 (“Predecessor”) and a post-Merger period from August 29, 2004 to November 27, 2004 (“Successor”) in its condensed consolidated financial statements for fiscal 2005.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

     During the three months ended November 27, 2004, AAC recognized in its consolidated statements of operations approximately $3.0 million of amortization expense of intangible assets as selling, general and administrative expenses, as compared to approximately $0.6 million for the three months ended November 29, 2003.

3. Goodwill and Other Intangible Assets

Goodwill

     For Group Holdings, the carrying amount of goodwill was $182,292 as of November 27, 2004.

     For AAC, the carrying amount of goodwill was $182,292 and $182,080 as of November 27, 2004 and August 28, 2004, respectively.

Other Intangible Assets

     For Group Holdings, other intangible assets consisted of the following:

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
At November 27, 2004
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	14,601	(1,019)	13,582
Patents	14 to 17 years	7,317	(296)	7,021
Customer lists and distribution contracts	3 to 12 years	100,516	(7,614)	92,902

		$172,529	$(8,929)	$163,600

     For Group Holdings, total amortization on other intangible assets was $3,362 for the three months ended November 27, 2004 of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2005 through 2009 is approximately $13.8 million each year.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

     For AAC, other intangible assets consisted of the following:

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
At November 27, 2004 (Successor)
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(998)	10,114
Patents	14 to 17 years	7,317	(296)	7,021
Customer lists and distribution contracts	3 to 12 years	100,516	(7,614)	92,902

		$169,040	$(8,908)	$160,132

At August 28, 2004 (Successor)
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(624)	10,488
Patents	14 to 17 years	7,317	(185)	7,132
Customer lists and distribution contracts	3 to 12 years	100,516	(4,758)	95,758

		$169,040	$(5,567)	$163,473

     For AAC, total amortization on other intangible assets was $3,341 and $1,020 for the three months ended November 27, 2004 and November 29, 2003, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2005 through 2009 is approximately $13.4 million each year.

4. Comprehensive Loss

     Unrecognized losses on accrued minimum pension liabilities are included in other comprehensive loss. The following amounts were included in determining comprehensive loss:

	AAC Group Holding Corp.	American Achievement Corporation
		(Successor)	(Predecessor)
	For the three
	months ended	For the three months ended
	November 27, 2004	November 27, 2004	November 29, 2003
Net loss	$(3,256)	$(3,212)	$(1,557)
Adjustment in minimum pension liability	—	—	17

Total comprehensive loss	$(3,256)	$(3,212)	$(1,540)

5. Inventories, Net

     A summary of inventories, net is as follows:

	AAC Group Holding Corp.	American Achievement Corporation
		(Successor)	(Successor)
	November 27, 2004	November 27, 2004	August 28, 2004

Raw materials	$9,571	$9,571	$8,853
Work in process	7,614	7,614	7,380
Finished goods	8,815	8,815	6,978
Less—Reserves	(488)	(488)	(188)

	$25,512	$25,512	$23,023

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

     For Group Holdings, cost of sales includes depreciation and amortization of $2,384 for the three months ended November 27, 2004.

     For AAC, cost of sales includes depreciation and amortization of $2,384 and $2,163 for the three months ended November 27, 2004 and November 29, 2003, respectively.

6. Prepaid Expenses and Other Current Assets, Net

     For Group Holdings, prepaid expenses and other current assets, net on the balance sheet, include reserves on sales representative advances of $2,374 at November 27, 2004.

     For AAC, prepaid expenses and other current assets, net on the balance sheet, include reserves on sales representative advances of $2,374 and $2,383 at November 27, 2004 and August 28, 2004, respectively.

7. Long-term Debt

     Long-term debt consists of the following:

	AAC Group Holding Corp.	American Achievement Corporation
		(Successor)	(Successor)
			August 28,
	November 27, 2004	November 27, 2004	2004
10 1/4% Senior discount notes due 2012 (net of unamortized discount of $41,850)	$89,650	$—	$—
8 1/4% Senior subordinated notes due 2012	150,000	150,000	150,000
11 5/8% Senior unsecured notes due 2007 (net of unamortized discount of $33 and $1,145)	6,048	6,048	6,045
Senior secured credit facility
Revolving credit facility due 2010	5,400	5,400	—
Term loan due 2011	154,225	154,225	154,613

Total	405,323	315,673	310,658
Less current portion of long-term debt	(1,550)	(1,550)	(1,550)

Total long-term debt	$403,773	$314,123	$309,108

10 1/4% Senior Discount Notes

     On November 16, 2004 Group Holdings issued $131.5 million aggregate principal amount at maturity ($89.3 million gross proceeds) of 10 1/4% Senior Discount Notes due 2012 (the “10 1/4% Notes”). The net proceeds of this offering were used to repurchase shares of Group Holdings’ common stock from its shareholders. Group Holdings was formed on November 8, 2004 and has no operations. Interest will accrue on the 10 1/4% Notes in the form of an increase in the accreted value of the note prior to October 1, 2008. Thereafter, cash interest on the 10 1/4% Notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009 at a rate of 10 1/4% per annum. Group Holdings has no independent operating assets or liabilities other than its investment in AAC.

     At any time on or after October 1, 2008, Group Holdings may redeem the 10 1/4% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to October 1, 2007, Group Holdings’ may redeem up to 35% of the aggregate accreted value of the 10 1/4% Notes with the proceeds of qualified equity offerings at a redemption price equal to 110.25% of the accreted value.

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

     As of November 27, 2004, Group Holdings was in compliance with all such provisions.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

8 1/4% Senior Subordinated Notes

     On March 25, 2004, AAC issued $150.0 million of 8 1/4% senior subordinated notes (the “8 1/4% Notes”) due in 2012. The 8 1/4% Notes bear interest at a stated rate of 8 1/4%. The 8 1/4% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of AAC’s existing and future senior indebtedness, including obligations under AAC’s senior secured credit facility, pari passu in right of payment with any of AAC’s future senior subordinated indebtedness and senior in right of payment to any of AAC’s future subordinated indebtedness. The 8 1/4% Notes are guaranteed by certain of AAC’s existing domestic subsidiaries, and will be guaranteed by certain of AAC’s future domestic subsidiaries. The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the applicable guarantor, pari passu in right of payment with any future senior subordinated debt of such guarantor and senior in right of payment to any future subordinated indebtedness of such guarantor.

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

     The 8 1/4% Notes contain customary negative covenants and restrictions on actions by AAC and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions included in the indenture governing the 8 1/4% Notes . In addition, the 8 1/4% Notes contain covenants, which restrict the declaration or payment of dividends by AAC and/or its subsidiaries (as defined in the indenture governing the 8 1/4% Notes). AAC was in compliance with the 8 1/4% Notes’ covenants as of November 27, 2004.

11 5/8% Senior Unsecured Notes

     On February 20, 2002, AAC issued $177.0 million of 11 5/8% senior unsecured notes (the “11 5/8% Notes”) due in 2007. The 11 5/8% Notes bear interest at a stated rate of 11 5/8%. The 11 5/8% Notes were issued at a discount of 0.872% resulting in net proceeds of approximately $175.5 million before considering financing costs. The effective rate of the 11 5/8% Notes after discount is approximately 13.0%. The 11 5/8% Notes rank pari passu with AAC’s existing and future senior indebtedness, including obligations under AAC’s senior secured credit facility. The 11 5/8% Notes are guaranteed by AAC’s domestic subsidiaries, and the guarantees rank pari passu with the existing 8 1/4% Notes and future senior debt of AAC and its subsidiaries. The 11 5/8% Notes and the guarantees on the 11 5/8% Notes are effectively subordinated to any of AAC’s secured debt.

     On March 25, 2004, as discussed in Note 2, pursuant to the debt tender offer for the 11 5/8% Notes, AAC retired $170.9 million of outstanding 11 5/8% Notes for an aggregate $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. The remaining $6.0 million of 11 5/8% Notes outstanding will be redeemable by AAC on or after January 1, 2005 at its option at 105.813% of the principal amount thereof (plus accrued and unpaid interest). AAC was in compliance with the remaining covenants in the 11 5/8% Notes as of November 27, 2004.

11% Senior Subordinated Notes

     Commemorative Brands, Inc.’s (“CBI”) 11% senior subordinated notes (the “11% Notes”) mature on January 15, 2007. The 11% Notes are redeemable at the option of CBI in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5 percent of the principal amount thereof if redeemed during 2002 and declining to 100 percent of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages as defined in the indenture relating to the 11% Notes, as amended (the “CBI Indenture”), if any, thereon to the date of redemption.

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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

Senior Secured Credit Facility

     In conjunction with the consummation of the Merger, on March 25, 2004, AAC entered into a $195.0 million senior credit facility (the “Senior Credit Facility”) which includes a $155.0 million term loan and up to $40.0 million available under a revolving credit facility. The Senior Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of AAC, and certain of AAC’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). As of November 27, 2004, assets of AAC subject to lien under the Senior Credit Facility were approximately $345.9 million. All of AAC’s obligations under the Senior Credit Facility are fully and unconditionally guaranteed by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries.

     The term loan of the Senior Credit Facility is due in March 2011. Quarterly payments of $388 are made through 2011. The term loan has an interest rate based on the prime rate, plus points based on a calculated leverage ratio.

     The revolving credit facility matures in March 2010. Availability under the revolving credit facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement governing the Senior Credit Facility. Availability under the revolving credit facility as of November 27, 2004 was approximately $32.2 million with $5.4 million borrowings and $2.4 million in letters of credit outstanding.

     Advances under the revolving credit facility may be made as base rate loans or LIBOR loans at AAC’s election (except for the initial loans which were base rate loans). Interest rates payable upon advances are based upon the base rate or LIBOR depending on the type of loan AAC chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement governing the Senior Credit Facility).

     The Senior Credit Facility and the indenture governing the 8.25% Notes each contain restrictions on the ability of AAC to pay dividends and make certain other payments to AAC Holding Corp. Pursuant to each arrangement, AAC may, subject to certain limitations, pay dividends or make such payments in connection with (i) repurchases of certain capital stock of AAC Holding Corp. and (ii) the payment by AAC Holding Corp. of taxes, costs and other expenses required to maintain its legal existence and legal, accounting and other overhead costs in the ordinary course of business.

     AAC was in compliance with the Senior Credit Facility’s covenants as of November 27, 2004.

     Group Holdings’ weighted average interest rate on debt outstanding as of November 27, 2004 was 7.2%.

     AAC’s weighted average interest rate on debt outstanding as of November 27, 2004 and August 28, 2004 was 6.3% and 6.1%, respectively.

     AAC’s management believes the carrying amount of long-term debt approximates fair value as of November 27, 2004 and August 28, 2004, based upon current rates offered for debt with the same or similar debt terms.

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

Gold Consignment Agreement

     Under AAC’s gold consignment financing arrangement, AAC has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at AAC’s facilities and other approved locations, as specified by the agreement. AAC expensed consignment fees of $87 for the three months ended November 27, 2004 and $67 for the three months ended November 29, 2003. Under the terms of the consignment arrangement, AAC does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from AAC in payment for the gold purchased. Accordingly, AAC does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of November 27, 2004 and August 28, 2004, AAC held approximately 22,540 ounces and 19,460 ounces, respectively, of gold valued at $10.2 million and $7.9 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 day written notice.

  9. Income Taxes

     AAC has recognized a net deferred tax liability. AAC has an effective rate of 40% for the three months ended November 27, 2004 to represent estimated federal and state income taxes. Group Holdings has an effective rate of 43% for the three months ended November 27, 2004 to represent estimated federal and state income taxes and the non-deductibility of a portion of its interest on high-yield debt.

10. Stockholders’ Equity

     Pursuant to an employment agreement entered into between AAC and its chief executive officer in July 1999, as amended on February 1, 2002, if AAC achieved certain EBITDA targets as defined by the agreement at any point from 2002 through 2004, the chief executive was entitled to receive up to a total of $1 million in face value of the AAC’s Series A Preferred Stock. In addition, the plan provided for the immediate issuance of an option to purchase 12,500 shares of the AAC’s common stock, and pursuant to this plan, an option to purchase 12,500 shares was granted in fiscal 2002. The executive was also entitled to receive discretionary bonuses as directed by the Board of Directors up to $300 annually, of which $75 was accrued as of November 27, 2004.

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

     The net periodic postretirement benefit cost, include the following components:

	(Successor)		(Predecessor)
	For the three months		For the three months ended
	ended November 27, 2004		November 29, 2003
		CBI		CBI
	Taylor	post-	Taylor	post-
	pension	retirement	pension	retirement
Service costs, benefits attributed to Service during the period	$19	$—	$28	$—
Interest cost	209	37	269	74
Expected return on assets	(208)	—	(270)	—
Amortization of unrecognized net loss (gain)	—	(74)	69	39
Amortization of unrecognized net prior service costs	—	—	—	73

Net periodic postretirement benefit cost (income)	$20	$(37)	$96	$186

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. The Company has adopted the provisions of this pronouncement and noted a reduction of service costs of $93 as a component of net postretirement health care costs attributable to current services.

  12. Related-Party Transactions

     On March 25, 2004 upon consummation of the Merger, AAC entered into a new management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid under the new management agreement totaled $765 for the three months ended November 27, 2004. As of November 27, 2004 and August 28, 2004, AAC had accrued management fees of approximately $515 and $500, respectively.

     In 2001, AAC entered into a management agreement with a prior stockholder. This agreement was terminated on March 25, 2004. Amounts paid under this management agreement totaled $750 for the three months ended November 29, 2003.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

  13. Business Segments (Restated)

     Previously the Company had aggregated and presented two reportable segments — Scholastic Products and Recognition and Affinity Products. Subsequent to the issuance of the Company’s financial statements for the period ended November 27, 2004, management of the Company determined that it should have disaggregated its segments into five separate segments; namely, Yearbooks, Class Rings, Graduation Products, Achievement Publications and Other. Accordingly, the following information pertaining to the Company’s operating segments has been restated to present such segment disclosures.

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

	AAC Group Holding Corp.
		Segment
		Operating
		Income	Segment
	Net Sales	(Loss)	Assets
Three Months Ended November 27, 2004
Class Rings	$34,851	$5,646	$223,374
Yearbooks	12,951	(5,496)	169,615
Graduation Products	2,958	(1,750)	72,315
Achievement Publications	8,799	2,732	33,663
Other	3,723	(769)	36,584

Total	$63,282	$363	$535,551

	American Achievement Corporation
		(Successor)
		Segment
		Operating
		Income	Segment
	Net Sales	(Loss)	Assets
Three Months Ended November 27, 2004
Class Rings	$34,851	$5,646	$221,931
Yearbooks	12,951	(5,496)	168,304
Graduation Products	2,958	(1,750)	71,848
Achievement Publications	8,799	2,732	33,428
Other	3,723	(769)	36,342

Total	$63,282	$363	$531,853

		(Predecessor)
		Segment
		Operating
		Income
	Net Sales	(Loss)
Three Months Ended November 29, 2003
Class Rings	$36,710	$6,142
Yearbooks	13,644	(3,947)
Graduation Products	2,652	(1,882)
Achievement Publications	11,186	5,392
Other	3,736	(281)

Total	$67,928	$5,424

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

     In May 2004, FASB issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. The Company has adopted the provisions of this pronouncement and noted a reduction of service costs of $93 as a component of net postretirement health care costs attributable to current services.

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

     In December 2004, FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). FAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. FAS 123R is applicable for all interim and annual periods for fiscal years beginning after June 15, 2005. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our condensed consolidated financial condition and results of operations should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto. The consolidated financial statements, and the notes thereto, have been prepared in accordance with U.S. GAAP. The comparative financial information contains the pre-Merger period for the three months ended November 29, 2003 (“Predecessor”) and the post-Merger period for the three months ended November 28, 2004 (“Successor”). In reviewing this comparative financial information, readers should remember that the Predecessor period results of operations do not reflect the effects of the acquisition and the application of purchase accounting. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.”

     The following management’s discussion and analysis gives effect of the restatement as discussed in Note 13.

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

Recent Developments

     On April 25, 2005, David G. Fiore, our President and Chief Executive Officer informed us of his plans to retire. On July 20, 2005, we announced that Donald J. Percanti was appointed to replace Mr. Fiore as our Chief Executive Officer effective September 1, 2005. Mr. Percanti has most recently served as our Senior Vice President On Corpus and General Manager for Printing.

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

     Numerous raw materials are used in the manufacture of our products. Gold, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase all of our gold from a single supplier, The Bank of Nova Scotia, through our existing gold consignment agreement. We consign the majority of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious stones from a single supplier in Germany. The prices for these products are denominated in Euros. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case. Gold prices have increased and the U.S. dollar has continued to lose valuation when compared to the Euro during the first quarter of our fiscal year 2005. We expect these trends to continue at least through the end of our fiscal year 2005, and perhaps thereafter.

     We face strong competition for most of our principal products. The class ring and yearbook markets are highly concentrated and consist primarily of a few national manufacturers (of which we are one) and, to a significantly lesser extent, small regional competitors. Our achievement publications with one national manufacturer and, to a lesser extent, with various other companies. We believe that it would be costly and time-consuming for new competitors to replicate the production and distribution capabilities necessary to compete effectively in this market, and as a result, there have been no major new competitors in the last 60 years.

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

Company Background

     In November of 2004, the shareholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp. for a like amount of shares in Group Holdings. In November 2004, Group Holdings issued $131.5 million of 10 1/4% senior discount notes generating net proceeds of $89.3 million (the “10 1/4% Notes”) . Group Holdings is the sole obligor of these notes. The net proceeds of this offering were used to repurchase shares of Group Holdings common stock from its stockholders.

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

     The Merger was financed by a cash equity investment in AAC Holding Corp. by an investor group led by Fenway Partners of $102.0 million, the borrowing by AAC of $155.0 million under a seven-year term loan and $2.0 million under a six-year revolving loan, each under AAC’s senior secured credit facility, the issuance by AAC of $150.0 million aggregate principal amount of 8 1/4% senior subordinated notes due 2012 (the “8 1/4% Notes”). Proceeds of these financing arrangements were used to redeem the outstanding Series A Preferred Stock of AAC, refinance AAC’s existing indebtedness, including the redemption of $41.4 million of AAC’s 11% subordinated notes due 2007 and completion of a debt tender offer to acquire all of AAC’s existing 11 5/8% senior unsecured notes due 2007 (the “11 5/8% Notes”), and pay transaction costs and expenses. Pursuant to the debt tender offer, AAC retired $170.9 million of the 11 5/8% Notes for an aggregate price of $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. In addition, as part of the Merger, AAC terminated its then existing senior secured credit facility and terminated its management contract with its previous owners. AAC also entered into an amendment of its existing gold consignment agreement and entered into a new management agreement with an affiliate of Fenway Partners.

     As a result of the Merger, AAC has reflected pre-Merger periods from August 31, 2003 to November 29, 2003 (“Predecessor”) and a post-Merger period from August 29, 2004 to November 27, 2004 (“Successor”) in its condensed consolidated financial statements. During the three months ended November 27, 2004, AAC recognized in its consolidated statements of operations approximately $2.4 million of additional amortization expense of intangible assets as selling, general and administrative expenses, all as compared to its historical basis of accounting prior to the Merger.

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

Results of Operations

Three Months Ended November 27, 2004 (Successor) Compared to Three Months Ended November 29, 2003 (Predecessor)

     Group Holdings was not formed until November of 2004. We are therefore comparing our results of operations for the three months ended November 27, 2004, which include results of operations for both Group Holdings and AAC, with the results of operations of AAC by itself for the three months ended November 29, 2003. The inclusion of the results of Group Holdings for the three months ended November 27, 2004 only adds additional interest expense from the issuance of the notes and an increased tax benefit.

The following table sets forth selected information for Group Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	AAC Group Holding Corp.		American Achievement Corporation
			(Successor)		(Predecessor)
	For the three		For the three		For the three
	months ended		months ended		months ended
	November 27		November 27	% of Net	November 29,	% of Net
	2004	% of Net Sales	2004	Sales	2003	Sales
Net sales	$63,282	100.0%	$63,282	100.0%	$67,928	100.0%
Cost of sales	27,316	43.2%	27,316	43.2%	30,044	44.2%

Gross profit	35,966	56.8%	35,966	56.8%	37,884	55.8%
Selling, general and administrative expenses	35,603	56.3%	35,603	56.3%	32,460	47.8%

Operating income	363	0.5%	363	0.5%	5,424	8.0%
Interest expense, net	6,118	9.6%	5,716	9.0%	6,981	10.3%

Loss before income taxes	(5,755)	(9.1)%	(5,353)	(8.5)%	(1,557)	(2.3)%
Benefit for income taxes	(2,499)	(4.0)%	(2,141)	(3.4)%	—	0.0%

Net loss	$(3,256)	(5.1)%	$(3,212)	(5.1)%	$(1,557)	(2.3)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $4.6 million, or 6.8%, to $63.3 million for the three months ended November 27, 2004 from $67.9 million for the three months ended November 29, 2003. This decrease in net sales was due primarily to lower sales volumes in college and retail high school ring shipments and achievement publications.

The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales decreased $1.8 million to $34.9 million for the three months ended November 27, 2004 from $36.7 million for the three months ended November 29, 2003. The decrease in net sales was mainly the result of timing differences from college ring shipments and a decline in retail high school ring units.

Yearbooks. Net sales decreased $0.6 million to $13.0 million for the three months ended November 27, 2004 from $13.6 million for the three months ended November 29, 2003. The decrease in net sales was due to timing of yearbook shipments.

Graduation Products. Net sales increased $0.3 million to $3.0 million for the three months ended November 27, 2004 from $2.7 million for the three months ended November 29, 2003. The increase in net sales was the result of an increase in shipments of graduation products.

Achievement Publications. Net sales decreased $2.4 million to $8.8 million for the three months ended November 27, 2004 from $11.2 million for the three months ended November 29, 2003. The decrease in net sales was the result of not publishing The National Dean’s List (the “Dean’s List Book”), our publication honoring exceptional college students, in November 2004. In fiscal year 2004, this book was published in both November 2003 and August 2004, while in fiscal year 2005, it will only be published in August 2005.

Other. Net sales were $3.7 million for both the three months ended November 27, 2004 and the three months ended November 29, 2003.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 56.8% for the three months ended November 27, 2004, a 1.0 percentage point increase from 55.8% for the three months ended November 29, 2003. The increase was a result of continued gross margin improvement in all areas of the business. Overall, gross profit decreased $1.9 million as a result of lower sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.1 million, or 9.5%, to $35.6 million for the three months ended November 27, 2004 from $32.5 million for the three months ended November 29, 2003. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $1.5 million to $25.1 million or 39.7% of net sales, for the three months ended November 27, 2004 from $23.6 million or 34.8% of net sales, for the three months ended November 29, 2003. The increase in selling and marketing expenses was primarily the result of increased marketing expenses related to yearbooks and graduation products.

General and administrative expenses for the three months ended November 27, 2004 were $10.5 million, or 16.6% of net sales, as compared to $8.9 million, or 13.0% of net sales, for the three months ended November 29, 2003. The increase in general and administrative expenses was a result of the impact of purchase accounting increasing amortization expense by $2.4 million.

Operating Income. As a result of the foregoing, operating income was $0.4 million, or 0.5% of net sales, for the three months ended November 27, 2004 as compared with operating income of $5.4 million, or 8.0% of net sales, for the three months ended November 29, 2003. Approximately $2.4 million of the $5.0 million decline was a result of the impact of purchase accounting increasing amortization. The class rings segment reported operating income of $5.6 million for the three months ended November 27, 2004 as compared with operating income of $6.1 million for the three months ended November 29, 2003. The yearbooks segment reported an operating loss of $5.5 million for the three months November 27, 2004 as compared with an operating loss of $3.9 million for the three months ended November 29, 2003. The graduation products segment reported an operating loss of $1.8 million for the three months ended November 27, 2004 as compared with an operating loss of $1.9 million for the three months ended November 29, 2003. The achievement publications segment reported operating income of $2.7 million for the three months ended November 27, 2004 as compared with operating income of $5.4 million for the three months ended November 29, 2003. The other segment reported an operating loss of $0.8 million for the three months ended November 27, 2004 as compared with an operating loss of $0.3 million for the three months ended November 29, 2003.

Interest Expense, Net. For AAC, net interest expense was $5.7 million for the three months ended November 27, 2004 and $7.0 million for the three months ended November 29, 2003. The average debt outstanding of AAC for the three months ended November 27, 2004 and the three months ended November 29, 2003 was $327 million and $234 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended November 27, 2004 and the three months ended November 29, 2003 was 6.9% and 11.8%, respectively.

     For Group Holdings, net interest expense was $6.1 million for the three months ended November 27, 2004. The average debt outstanding of Group Holdings for the three months ended November 27, 2004 was $339 million. The weighted average interest rate on debt outstanding of Group Holdings for the three months ended November 27, 2004 was 7.1%.

Benefit for Income Taxes. For the three months ended November 27, 2004 and November 30, 2003, AAC recorded an income tax benefit of $2.1 million and a provision of $0, respectively, which represents an effective tax rate of 40% and 0%, respectively. Due to the impact of purchase accounting on deferred taxes as a result of the Merger, AAC has recognized a net deferred tax liability. AAC has an effective rate of 40% for the three months ended November 27, 2004 to represent estimated federal and state income taxes. For the quarter ended November 29, 2003, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. Although state taxes are expected for the year ended 2004, no benefit has been recorded for the quarter ended November 29, 2003 due to the valuation allowance.

     For the three months ended November 27, 2004, Group Holdings recorded an income tax benefit of $2.5 million, which represents an effective tax rate of 43%. Due to the impact of purchase accounting on deferred taxes as a result of the Merger, Group Holdings has recognized a net deferred tax liability. Group Holdings has an effective rate of 43% for the three months ended November 27, 2004 to represent estimated federal and state income taxes and the non-deductibility of a portion of its interest on high-yield debt.

Net Loss. As a result of the foregoing, AAC reported a net loss of $3.2 million for the three months ended November 27, 2004 as compared to a net loss of $1.6 million for the three months ended November 29, 2003.

     As a result of the foregoing, Group Holdings reported a net loss of $3.3 million for the three months ended November 27, 2004.

Liquidity and Capital Resources

Operating Activities. For AAC, operating activities provided cash of $2.1 million for the three months ended November 27, 2004 compared to cash provided of $19.5 million for the three months ended November 29, 2003. The $17.4 million decrease in cash used in operating activities was primarily attributable to a decrease in accounts payable, accrued expenses, and other long-term liabilities of $16.6 million, an increase in inventories of $2.2 million, and an increase in other assets of $0.9 million, partially offset by decreases in accounts receivable of $1.8 million and net income (net of non-cash items) of $0.2 million.

     For Group Holdings, operating activities used cash of $1.4 million for the three months ended November 27, 2004.

Investing Activities. Capital expenditures for the three months ended November 27, 2004 were $4.7 million compared to capital expenditures of $6.6 million for the three months ended November 29, 2003. Our projected capital expenditures for the entire fiscal year 2005 are expected to be approximately $14.5 million.

Financing Activities. For AAC, financing activities provided cash of $4.4 million for the three months ended November 27, 2004 compared to cash used of $11.4 million for the three months ended November 29, 2003.

     For Group Holdings, financing activities provided cash of $8.1 million for the three months ended November 27, 2004.

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

     The senior secured credit facility provides a $155.0 million term loan, maturing in 2011, and up to $40.0 million in available revolving loan borrowings, maturing in 2010. As of November 27, 2004, the revolver was undrawn. The senior secured credit facility imposes certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior secured credit facility contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on its ability to make capital expenditures. The senior secured credit facility is secured by substantially all of the assets of AAC, is guaranteed by and secured by the assets of some of its existing and future domestic subsidiaries, if any, and by a pledge of all of the capital stock of some of its existing and future domestic subsidiaries, if any. The senior secured credit facility is also guaranteed by Holdings.

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

     In November 2004, Group Holdings issued $89.3 million (gross proceeds) of the outstanding notes. The notes accrete to $131.5 million aggregate principal amount at maturity. Interest accrues on the notes in the form of an increase in the accreted value of such notes prior to October 1, 2008. Thereafter, cash interest on the notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009, at a rate of 10.25% per annum. The notes are Group Holdings’ unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness. The notes are effectively subordinated to Group Holdings’ future secured indebtedness to the extent of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Group Holdings’ subsidiaries, including AAC. We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.

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

Off Balance-Sheet Obligations

Gold Consignment Agreement. Under AAC’s gold consignment financing arrangement, AAC has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at AAC’s facilities and other approved locations, as specified by the agreement. AAC expensed consignment fees of $87 for the three months ended November 27, 2004 and $67 for the three months ended November 29, 2003. Under the terms of the consignment arrangement, AAC does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from AAC in payment for the gold purchased. Accordingly, AAC does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of November 27, 2004 and August 28, 2004, AAC held approximately 22,540 ounces and 19,460 ounces, respectively, of gold valued at $10.2 million and $7.9 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 day written notice.

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

     In May 2004, FASB issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. We have adopted the provisions of this pronouncement and noted a reduction of service costs of $93 as a component of net postretirement health care costs attributable to current services.

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

     In December 2004, FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). FAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. FAS 123R is applicable for all interim and annual periods for fiscal years beginning after June 15, 2005. This statement is effective for us beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have market risk exposure relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our senior secured credit facility (revolver and term loan) and gold consignment agreement are variable rate arrangements. The interest rates are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. Other financial instruments subject to interest rate risk consist of long-term debt. As of November 27, 2004, these financial instruments represented a net liability of $169.8 million. Each quarter point change in interest rates would result in a $0.5 million change in annual interest expense on the senior secured credit facility, assuming the entire revolving loan were drawn.

Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single source supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The prices for these products are denominated in Euros. Each ten percent change in the Euro exchange rate would result in a $0.8 million change in cost of goods sold, assuming stone purchase levels approximate the levels in fiscal 2004. In order to hedge market risk, we have from time-to-time purchased forward currency contracts. During the three months ended November 27, 2004, we did not purchase any Euro forward contracts and did not have any such contracts outstanding.

Gold. We purchase all of our gold from The Bank of Nova Scotia through our existing gold consignment agreement described above. We consign the majority of our gold and pay for gold as our products are shipped to customers and as required by the terms of our gold consignment agreement. Each ten percent change in the price of gold would result in a $2.3 million change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2004. As of November 27, 2004, we had hedged a majority of our gold requirements for fiscal 2005 through the purchase of gold options.

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

Additionally, our President and Chief Executive Officer and Chief Financial Officer determined that there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls during the period covered by this quarterly report.

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

You should consider the risks described in Group Holdings’ Registration Statement on Form S-4 (File No. 333-121479) filed on December 21, 2004 as you review this quarterly report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 11, 2004, Frederick Goldman, Inc. (the “Licensee”) filed an arbitration claim against the Company’s subsidiary, CBI, for an unspecified monetary amount alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the Licensee to a non-exclusive license. The arbitration proceedings have concluded with the arbitrator ruling that the Licensee has an exclusive License. In addition, on February 10, 2004, the Licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting third parties rights in violation of the Licensee’s exclusive rights under the license agreement. The district court claim seeks injunctive and monetary relief. The Licensee has not specified the exact monetary relief it seeks, but has asked for not less than $10.0 million. The parties have agreed to submit to non-binding mediation in an attempt to resolve this action in its early stages of litigation. The mediation is scheduled for August 16, 2005. The district court has agreed to effectively stay the proceedings until the conclusion of the mediation.

     On August 2, 2004, the Company’s subsidiary Taylor Publishing Company (“Taylor”) filed a motion in United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 03-75562-SCS to recover certain data and documents pursuant to a teleservices contract between Taylor and Abacus Communications, LC (“Abacus”), the chapter 11 debtor. Subsequent to court approval of Abacus turning over the documents and data requested, Abacus filed a counterclaim against Taylor for approximately $840,000 plus interest for unpaid billings that it claims are owed under the teleservices contract with Taylor. In February 2005, the Company reached a settlement with Abacus, which did not have a material impact on the Company’s financial position.

There are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject. The Company monitors all claims, and the Company accrues for those, if any, which management believes may be adversely decided against the Company and result in money damages to a third party.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER	DESIGNATION
3.1	Certificate of Incorporation of AAC Group Holding Corp. (incorporated by reference to the corresponding Exhibit number of AAC Group Holding Corp.’s Registration Statement on Form S-4, dated December 21, 2004).

3.2	Bylaws of AAC Group Holding Corp. (incorporated by reference to the corresponding Exhibit number of AAC Group Holding Corp.’s Registration Statement on Form S-4, dated December 21, 2004).

4.7	Indenture, dated as of November 16, 2004, among the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to the corresponding Exhibit number of AAC Group Holding Corp.’s Registration Statement on Form S-4, dated December 21, 2004).

4.8	Form of 10.25% Senior Discount Note due October 1, 2012 (included in Exhibit 4.7).

4.9	Exchange and Registration Rights Agreement, dated November 16, 2004, among AAC Group Holding Corp. and Goldman, Sachs & Co. (incorporated by reference to the corresponding Exhibit number of AAC Group Holding Corp.’s Registration Statement on Form S-4, dated December 21, 2004).

10.1	Purchase Agreement, dated November 16, 2004, among AAC Group Holding Corp. and Goldman, Sachs & Co. (incorporated by reference to the corresponding Exhibit number of AAC Group Holding Corp.’s Registration Statement on Form S-4, dated December 21, 2004).

31.1	CEO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: August 5, 2005

AAC GROUP HOLDING CORP. AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DAVID G. FIORE

David G. Fiore
CHIEF EXECUTIVE OFFICER
(principal executive officer)

By:	/s/ SHERICE P. BENCH

Sherice P. Bench
CHIEF FINANCIAL OFFICER
(principal financial officer)