Form 10-K
period 2005-08-27
AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2005-11-22
CIK 1168468, 1311835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED AUGUST 27, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file numbers 333-121479 and 333-84294
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	20-1854833 13-4126506 (I.R.S. Employer Identification Number)
7211 CIRCLE S ROAD
AUSTIN, TEXAS 78745

(Address of Principal Executive Offices)	(Zip Code)
Registrants’ Telephone Number, Including Area Code: (512) 444-0571
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.
     Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant AAC Group Holding Corp. is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
     Indicate by check mark if the registrant American Achievement Corporation is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑.
     Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     Number of shares of AAC Group Holding Corp. outstanding as of August 27, 2005: 505,460 shares of common stock.
     Number of shares of American Achievement Corporation outstanding as of August 27, 2005: 100 shares of common stock.
     This Form 10-K is a combined annual report being filed separately by two registrants: AAC Group Holding Corp. and American Achievement Corporation. Unless the context indicates otherwise, any reference in this report to “Group Holdings” refers to AAC Group Holding Corp. and any reference to “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Group Holdings. The “Company”, “we”, “us”, and “our” refer to AAC Group Holding Corp. together with American Achievement Corporation.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 27, 2005
     This combined Form 10-K is separately filed by AAC Group Holding Corp. and American Achievement Corporation. Each Registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I
Item 1. Business
Registrants
     AAC Group Holding Corp. (“Group Holdings”), formed in November 2004, owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of American Achievement Corporation (“AAC”). Group Holdings conducts all of its business through AAC and its subsidiaries.
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
     On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into AAC (the “Merger”), with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. AAC Holding Corp. is a wholly owned subsidiary of Group Holdings. The Merger was financed by a cash equity investment by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under AAC’s senior secured credit facility and the issuance of AAC’s 8.25% senior subordinated notes due 2012. As a result of the Merger, we have reflected pre-Merger periods (“Predecessor”) for results of operations prior to March 25, 2004 and post-Merger periods (“Successor”) for results of operations subsequent to March 25, 2004 in our consolidated financial information and statements.
     On November 16, 2004, Group Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012, generating net proceeds of $89.3 million. Group Holdings is the sole obligor of these notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Group Holdings’ common stock from its stockholders. Other than this debt obligation, related deferred issuance costs and associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income expenses and cash flows presented for all periods represent those of Group Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Group Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is AAC. AAC and Group Holdings are treated as entities under common control.
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
     Yearbooks. We are a leading provider of yearbooks. We represent approximately 14% of the yearbook market and sell yearbooks to students at over 7,250 schools. All of our yearbooks are sold under the Taylor Publishing brand name. We typically enter into one-year contracts with schools, although some of our contracts are multi-year agreements. Our independent sales representatives operate under exclusive contracts with us and develop strong relationships with schools as they assist students and faculty advisors throughout the design process and provide technical and marketing support. We have made major advances in yearbook systems and design. Most recently, we believe we were the first yearbook provider to fully integrate digital technology throughout our production process, which has led to increased output speed and enhanced print quality.
     Graduation Products. We offer a full array of graduation products to high school and college students through our network of independent class ring sales representatives, as well as through college bookstores. Our graduation product line includes personalized graduation announcements, name cards, thank you notes, diplomas, mini diplomas, diploma covers, certificates, appreciation gifts, and other fine paper accessory items. In addition to our fine paper accessories, we also offer caps and gowns. All of our graduation products are sold under the ArtCarved and Balfour brand names.
     Achievement Publications. We believe that we are the leading provider of academic achievement directories. Our publications recognize the achievements of top high school and college students, as well as the nation’s most inspiring high school teachers. We currently publish five achievement publications, including Who’s Who Among American High School Students, Who’s Who Among American High School Students—Sports Edition, The National Dean’s List, Who’s Who Among America’s Teachers and The Chancellor’s List. We believe that each of our publications is the leading publication in its respective market.
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
Our Product Business Segments
     Our product business segments consist of five principal categories: Class Rings, Yearbooks, Graduation Products, Achievement Publications and Other. Sales for these segments for the most recent three fiscal years were:

($ in thousands)	Fiscal Year Ended
Segment	2005	2004*	2003
Class Rings	$120,662	$122,525	$127,624
Yearbooks	112,432	111,345	105,038
Graduation Products	40,854	39,666	34,736
Achievement Publications	20,110	19,956	20,122
Other	21,570	20,579	20,911

Total	$315,628	$314,071	$308,431

*	Fiscal year ended 2004 represents the combined periods of August 31, 2003 to March 25, 2004 (date of the Merger) and March 26, 2004 to August 28, 2004.

     The table below sets forth our principal product lines, various brand names and the distribution channels through which we sell our products.

Product Lines	Brand Names	Distribution Channel
High School Class Rings:	ArtCarved	Independent jewelry stores
Jewelry chains
	Balfour	On-campus
	Keystone Class Rings	Mass merchandisers
	Master Class Rings	Mass merchandisers
	R. Johns	Mass merchandisers
Independent jewelry stores

College Class Rings:	ArtCarved	College bookstores
	Balfour	College bookstores
Direct marketing

Yearbooks:	Taylor Publishing	On-campus

High School Graduation Products:	Balfour	On-campus

College Graduation Products:	ArtCarved	College bookstores
	Balfour	Direct marketing
College bookstores

Achievement Publications:	Who’s Who	Direct marketing
	The National Dean’s List	Direct marketing

Affinity Group Jewelry:	Keepsake	Direct marketing
	R. Johns	Direct marketing
	Balfour	Direct marketing

Personalized Family Jewelry:	Celebrations of Life	Independent jewelry stores
Jewelry chains
	Generations of Love	Mass merchandisers
	Namesake	Mass merchandisers

Fan Affinity Sports Jewelry:	Balfour Sports	Mass merchandisers
Catalogues

Professional Sports Championship Jewelry:	Balfour	Direct marketing

Class Rings
     We manufacture class rings for high school, college and university students and, to a lesser extent, junior high school students. Our rings are marketed under various brand names, including ArtCarved and Balfour. Our ArtCarved and Balfour brand names have been identified with class rings for over 64 years and 91 years, respectively. During fiscal 2005, we sold rings to students at over 5,500 junior high schools, high schools, colleges and universities. In addition, we believe that we had the leading market share in class ring sales through retail stores during that same period. We believe we are the second largest provider of high school class rings and the largest provider of college class rings. Our school retention rates have averaged in excess of 84% for high school class rings over the past three years.
     We offer over 100 styles of class rings ranging from traditional to highly stylish and fashion-oriented designs. Our rings are available in precious or nonprecious metal, and most are available with a choice of more than 50 different types of stones in each of several different cuts. More than 400 designs can be placed on or under the stone and emblems of over 100 activities, sports or achievements can appear on the side of the rings in addition to school crests and mascots. As a result, students can design highly personalized rings to commemorate their school experiences.
     We manufacture all of our rings at our own facilities, and each ring is custom manufactured. We maintain an inventory of more than 650,000 unique proprietary ring dies that would be expensive and time consuming to replicate. The production process takes approximately two to eight weeks from receipt of the customer’s order to product shipment, depending on style, option selections and new or custom tooling requirements. We use computer aided design software to quickly and cost-effectively convert new custom designs such as school seals, mascots and activities into physical tools capable of producing rings in large quantities. Rings are produced only upon receipt of a customer order and deposit, which reduces our credit risk. Class ring products contributed 38%, 39% and 41% of our net sales in the fiscal years ended 2005, 2004 and 2003, respectively.
Yearbooks
     We sell yearbooks primarily to high school and college students. We also publish yearbooks for elementary and junior high schools, as well as specialty military yearbooks, which, for example, commemorate naval tours of duty at sea. During fiscal 2005, we sold yearbooks to over 7,150 schools. We believe we accounted for approximately 14% of the yearbook market during fiscal 2005 and were a leading yearbook publisher. Our school retention rates for yearbooks have averaged in excess of 84% over the past three years.
     We publish yearbooks in our own facilities. Since 1993, we have made significant expenditures on proprietary software and hardware to support electronic platforms for creating, transmitting and managing yearbook production and printing technology. We also offer full production support for off-the-shelf desktop publishing tools. In the last three fiscal years we have upgraded our printing presses and fully integrated digital technology throughout our production process to, among other things, increase the speed of output and automatically monitor ink flow and control color composition. The foregoing technology upgrades and enhancements have enabled us to reduce manufacturing costs and improve on-time delivery, performance and print quality. Yearbook products contributed 36%, 36% and 34% of our net sales in the fiscal years ended 2005, 2004 and 2003, respectively.
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
     We recently enhanced our college website to enable students and their parents to order graduation products online. We believe that, over time, this will increase sales of our graduation products and, in particular, personalized college announcements that include a student’s name, degree and other personal information in the text of the announcement. We also intend to leverage our existing channels of distribution and, in particular, our presence in college bookstores, to further increase sales of these products. Graduation products contributed 13%, 13% and 11% of our net sales in the years ended 2005, 2004 and 2003, respectively.
Achievement Publications
     We produce the following five achievement publications:
☐	Who’s Who Among American High School Students. First published in 1967, this annual publication is the largest academic achievement publication in the nation honoring high-achieving high school students. The 1st edition recognized approximately 13,000 students from approximately 4,000 high schools. The current 38th edition honors approximately 600,000 students, from freshmen through seniors. Nominees represent over 21,000 of the nation’s 23,000 private, public and parochial high schools on the basis of academic achievement, class rank and extracurricular activites.

☐	Who’s Who Among American High School Students—Sports Edition. Introduced in 2002, this annual publication, which recognizes high-achieving high school athletes, represented 50% of its market in 2003. The current third edition of this publication honors approximately 45,000 students from 2,400 high schools.

☐	The National Dean’s List. First published in 1978, this publication is the largest annual recognition publication in the nation honoring exceptional college students. The 1st edition recognized over 25,000 students from approximately 700 universities. The most recent 28th edition honors almost 240,000 high-achieving students, representing in excess of 2,500 colleges and universities throughout the country.

☐	Who’s Who Among America’s Teachers. First published in 1990, this publication pays tribute to the country’s most inspiring high school teachers, who are nominated for inclusion by current or former “Who’s Who” honorees. The 9th edition was published in 2005 and honored over 235,000 outstanding teachers.

☐	The Chancellor’s List. First published in 2005, this publication provides recognition for the positive academic achievements of qualified graduate level students. The inaugural edition recognized over 30,000 students from approximately 700 universities.

     We also sell related products, including plaques, certificates, gold and silver pins and charms, mugs, key chains and paper weights, which commemorate a student’s or teacher’s inclusion in one of our achievement publications. The primary customer base for our achievement publications and related products are the students and teachers featured in the publications and their families. We have an established network of nomination sources that we utilize to identify students and teachers for recognition. Students and teachers are not required to purchase publications in order to be included in them. Printing for our achievement publications is outsourced. Achievement Publication products contributed 6%, 6% and 7% of our net sales in the years ended 2005, 2004 and 2003, respectively.
Other
     Our other products are primarily recognition and affinity jewelry, which consist of the following product categories:
☐	Affinity Group Jewelry. Affinity group jewelry is sold to members of large groups and associations. The jewelry features emblems of, and otherwise commemorates accomplishments within, the group. For example, through our Keepsake brand, we provide affinity ring awards to the American Bowling Congress, including recognition rings for bowlers who score a perfect “300” game. Through our Balfour brand, we provide affinity rings to military personnel that recognize affiliation and completion of specialized training ranging from basic training to special forces.

☐	Personalized Family Jewelry. Our family jewelry products include rings commemorating children’s birth dates, which feature a level of personalization, such as birthstones and names, that distinguishes us from our competitors. We also sell other personalized jewelry, such as necklaces and bracelets, designed to commemorate family events. We started our family jewelry business in fiscal 1997 and, by the end of fiscal 2005, had grown this business to $9.2 million in net sales by leveraging our existing distribution channels. We intend to further grow our family jewelry business through product extensions, including baby rings for scrapbooks, grandmothers’ products such as pins and pendants, daughters’ rings and “Sweet 16” memorabilia. We provide personalized family jewelry under our Celebrations of Life, Generations of Love and Namesake brand names.

☐	Fan Affinity Sports Jewelry. We produce a variety of sports team affiliation products. For example, we manufacture Balfour Sports brand National Football League rings, pendants, paperweights and coasters reflecting team logos, mascots and colors.

☐	Professional Sports Championship Jewelry. We provide sports championship jewelry for professional teams and their members and have, for example, produced several World Series, Super Bowl and Stanley Cup rings, including all of the rings for the New York Yankees’ 26 championships, as well as the 1999 Japanese World Series ring. We provide sports championship jewelry under the Balfour brand.
Sales and Marketing
     We have over 225 independent high school class ring and over approximately 200 independent yearbook sales representatives, with average tenures with our company of approximately 12 and 9 years, respectively. We also have approximately 35 employee college class ring sales representatives and a number of part-time employees. We compensate our independent sales representatives on a commission basis. Most independent sales representatives also receive a monthly draw against commissions earned, although all expenses, including promotional materials made available by us, are the responsibility of the representative. Our independent sales representatives operate under exclusive contracts that include non-compete arrangements. Employee sales representatives receive a combination of salary and sales incentives.
     At the high school level, class rings are sold through two distribution channels: independent sales representatives selling directly to students and retail stores, which include independent jewelry stores, jewelry chains and mass merchandisers. Our high school class rings are sold by approximately 5,000 independent jewelry retailers, many of the nation’s largest jewelry chains, including Zales, Gordons and Sterling, and mass merchandisers, including Wal-Mart. We sell different brands and product lines in retail stores in order to enable them to differentiate their products from those sold by us directly to students at schools. College rings are sold primarily through college bookstores and colleges by our employee sales representatives. Historically, college bookstores have been owned and operated by academic institutions. Over the last several years, an increasing number of college bookstores have been leased to contract operators, primarily Barnes and Noble Bookstores and Follett Corporation, with whom we have longstanding relationships. Decisions to include our products are typically made on a national basis by each bookstore operator.
     Yearbooks are produced under an exclusive contract with each school for the academic year and are sold directly to students by the school. Under the terms of the contract, the school agrees to pay us a base price for producing the yearbook. This price typically increases between order receipt and production as a result of enhancements to the contract specifications, such as additional color pages. Our independent yearbook sales representatives call on schools at the contract stage.

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
     We market our products under many trademarked brand names, some of which rank among the most recognized and respected names in jewelry and publications. Generally, a trademark registration will remain in effect so long as the trademark remains in use by the registered holder and any required renewals are obtained. We own several patented ring designs and business process patents. We also have non-exclusive licensing arrangements with the National Football League and numerous colleges and universities under which we have the right to use the name and other trademarks and logos of such entities on our products.
     The following items are registered pursuant to applicable intellectual property laws and are the property of AAC or its subsidiaries: “American Achievement Corporation,” “ArtCarved,” “Balfour,” “Class Rings, Ltd,” “Keystone,” “Master Class Rings,” “R. Johns,” “Keepsake,” “Taylor Publishing,” “Who’s Who,” “The National Dean’s List,” “Celebrations of Life,” “Generations of Love,” “Namesake,” and the various logos related to the foregoing brands.
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
     We have limited competition for our student achievement publications, as only a small percentage of the high school and college students included in our publications are also included in the publications of our competitors. We have no direct competition in the teacher recognition market. Our affinity group jewelry products, fan affinity sports jewelry and products and our professional sports championship jewelry businesses compete with Jostens and, to a lesser extent, with various other companies. Our personalized family jewelry products compete mainly with smaller regional companies. We compete with our affinity product competitors primarily on the basis of quality, marketing, customer service and price.
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
Backlog
     Because of the nature of our business, all orders (except yearbooks) are generally filled between two and eight weeks after the time of placement. We enter into yearbook contracts several months prior to delivery. While yearbook base prices are established at the time of order, final prices are often not calculated at that time since the content typically changes prior to publication. We estimate (calculated on the basis of the base price of yearbooks ordered) that the backlog of orders related to continuing operations was approximately $100.7 million as of August 27, 2005, almost exclusively related to student yearbooks. We expect substantially all of this backlog to be filled in fiscal 2006.
Employees
     Given the seasonality of our business, the size of our employee base fluctuates throughout the year, with the number typically being highest during September through May and lowest from June to August. As of August 27, 2005, we had approximately 1,930 employees. We believe that our employee relations are good.
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
     A summary of the physical properties that we use are as follows:

Approximate Location	Type of Property	Leased or Owned	Square Footage
Austin, TX	Corporate headquarters	Owned	23,000
Austin, TX	Jewelry manufacturing and	Owned	108,000
	administration
Austin, TX	Warehouse facility	Leased	38,600
Austin, TX	Achievement publication	Leased	6,100
	administration
Dallas, TX	Yearbook administration and	Owned	327,000
	manufacturing
El Paso, TX	Yearbook pre-press	Leased	50,000
El Paso, TX	Jewelry manufacturing	Leased	20,000
Lubbock, TX	Jewelry administration	Leased	300
San Angelo, TX	Yearbook pre-press, press,	Leased	55,000
	bindery
Louisville, KY	Graduation products	Leased	100,000
	manufacturing
Manhattan, KS	Graduation products	Leased	10,000
	manufacturing
Juarez, Mexico	Jewelry manufacturing	Leased	20,000
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
     On February 11, 2004, Frederick Goldman, Inc., or the licensee, filed an arbitration claim against our subsidiary Commemorative Brands, Inc., or CBI, for an unspecified monetary amount alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the licensee to a non-exclusive license. The arbitration proceedings have concluded with the arbitrator ruling that the licensee has an exclusive license. In addition, on February 10, 2004, the licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting to third parties rights in violation of the licensee’s exclusive rights under the license agreement. The district court claim seeks injunctive and monetary relief. The licensee has not specified the exact amount of monetary relief it seeks but has asked for an amount not less than $10.0 million. Trial in this action is currently scheduled to commence in or about February 2007. We are presently unable to assess the likelihood of an adverse judgment or assess the likely range of possible loss to the Company.

     On August 2, 2004, our subsidiary Taylor Publishing filed a motion in United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 03-75562-SCS to recover certain data and documents pursuant to a teleservices contract between Taylor Publishing and Abacus Communications, LC, or Abacus, the chapter 11 debtor. Subsequent to court approval of Abacus turning over the documents and data requested, Abacus filed a counterclaim against Taylor Publishing for approximately $840,000 plus interest for unpaid billings that it claims are owed under the teleservices contract with Taylor Publishing. In February 2005, we reached a settlement with Abacus, which did not have a material impact upon our results of operations, financial condition or cash flow.
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
PART II
     Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Neither Group Holdings nor AAC has publicly traded stock.
Item 6. Selected Financial Data
     Group Holdings was not formed until November of 2004. Other than its debt obligation, related deferred issuance costs and associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income expenses and cash flows presented for all periods represent those of Group Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC.
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
     The summary historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere in this report. The summary historical consolidated financial data set forth below for, and as of the end of, the fiscal years ended August 25, 2001, August 31, 2002, August 30, 2003 and the period from August 31, 2003 to March 25, 2004 have been derived from the Predecessor audited consolidated financial statements. The summary historical consolidated financial data set forth below for and as of the period from March 26, 2004 through August 28, 2004 and the fiscal year ended August 27, 2005 has been derived from the Successor audited consolidated financial statements.

	AAC Group
	Holding Corp.	American Achievement Corporation
		Successor		Predecessor
	Fiscal Year	Fiscal Year
	Ended	Ended			Fiscal Year Ended
				The period from
			The period from	August 31, 2003
			March 26, 2004	to
	August 27,	August 27,	to August 28,	March 25,	August 30,	August 31,	August 25,
	2005	2005	2004(1)	2004(2)	2003	2002(3)	2001(4)
Statement of Operations Data:
Net sales	$315,628	$315,628	$167,350	$146,721	$308,431	$304,378	$281,053
Cost of sales	134,998	134,998	83,521	59,857	139,170	146,898	142,164

Gross profit	180,630	180,630	83,829	86,864	169,261	157,480	138,889
Selling, general and administrative expenses	144,882	144,882	62,647	74,992	129,423	129,734	119,972
Loss (gain) on extinguishment of debt	—	—	—	—	—	5,650	—

Operating income	35,748	35,748	21,182	11,872	39,838	22,096	18,917
Interest expense	31,271	23,497	10,257	16,455	28,940	26,026	22,846
Other expense	—	—	—	—	—	2,783	—

Income (loss) before income taxes	4,477	12,251	10,925	(4,583)	10,898	(6,713)	(3,929)

Benefit (provision) for income taxes	(2,192)	(4,995)	(4,459)	—	(132)	1,171	1,443
Cumulative effect of change in accounting principle–loss	—	—	—	—	—	—	1,835

Net income (loss)	$2,285	$7,256	$6,466	$(4,583)	$10,766	$(5,542)	$(4,321)

Balance Sheet Data (at end of period):
Total assets	$512,859	$509,475	$530,986	$553,589	$395,501	$401,626	$384,971
Total debt(5)	392,222	308,250	320,337	319,985	233,805	246,509	228,223
Total stockholders’ equity	24,291	114,812	108,512	102,046	71,843	65,254	70,828

Other Data:
EBITDA(6)	61,029	61,029	31,526	20,402	53,987	39,025	34,668
Capital expenditures	12,795	12,795	3,665	12,793	11,243	14,247	7,499
Depreciation and amortization	25,281	25,281	10,344	8,530	14,149	19,712	17,586

(1)	During the period from March 26, 2004 to August 28, 2004, AAC recognized in its consolidated statement of operations approximately $6.4 million of excess purchase price allocated to inventory as cost of sales and approximately $4.3 million of additional amortization expense of intangible assets as selling, general and administrative expenses, as compared to its historical basis of accounting prior to the Merger.

(2)	Includes the results of C-B Graduation Announcements from January 30, 2004, the date of our acquisition of C-B Graduation Announcements.

(3)	Includes the results of operations for Milestone Marketing Incorporated, or Milestone, from July 15, 2002, the date of our acquisition of Milestone.

(4)	Includes the results of operations for Educational Communications, Inc., or ECI, from March 30, 2001, the date of our acquisition of ECI. ECI sales are highly seasonal, with most shipments during the first four months of our fiscal year.

(5)	Total debt includes all borrowings outstanding under notes, credit facilities, bank overdrafts and capital lease obligations.

(6)	EBITDA represents net income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity.

     The following sets forth a reconciliation of net income (loss) to EBITDA and operating cash flow:

	AAC Group
	Holding Corp.	American Achievement Corporation
		Successor		Predecessor
	Fiscal Year	Fiscal Year
	Ended	Ended			Fiscal Year Ended
			The period	The period
			from March	from August
			26, 2004 to	31, 2003 to
	August 27,	August 27,	August 28,	March 25,	August 30,	August 31,	August 25,
	2005	2005	2004(a)	2004	2003	2002	2001
Net income (loss)	$2,285	$7,256	$6,466	$(4,583)	$10,766	$(5,542)	$(4,321)

Interest expense, net	31,271	23,497	10,257	16,455	28,940	26,026	22,846
Provision (benefit) for income taxes	2,192	4,995	4,459	—	132	(1,171)	(1,443)

Depreciation and amortization expense	25,281	25,281	10,344	8,530	14,149	19,712	17,586

EBITDA	$61,029	$61,029	$31,526	$20,402	$53,987	$39,025	$34,668

Changes in assets and liabilities	$(4,770)	$(1,306)	$(24,939)	$35,227	$(92)	$1,808	$(6,761)
Deferred income taxes	1,975	4,770	4,309	—	—	—	—
Interest expense, net	(31,271)	(23,497)	(10,257)	(16,455)	(28,940)	(26,026)	(22,846)
Income tax (provision) benefit	(2,192)	(4,995)	(4,459)	—	(132)	1,171	1,443
Amortization of debt discount and deferred financing fees	1,882	1,527	629	1,197	2,051	145	1,534
Accretion of interest on 10.25% senior discount notes	7,387	—	—	—	—	—	—
Provision for doubtful accounts	(107)	(107)	(236)	(144)	(376)	1,355	383
Loss on extinguishment of debt	—	—	—	—	—	5,650	—
Unrealized loss on free-standing derivative	—	—	—	—	—	182	—
Cumulative effect of change in accounting principle	—	—	—	—	—	—	1,835

Net cash provided by (used in) operating activities	$33,933	$37,421	$(3,427)	$40,227	$26,498	$23,310	$10,256

(a)	During the period from March 26, 2004 to August 28, 2004, we recognized in our consolidated statement of operations approximately $6.4 million of excess purchase price allocated to inventory as cost of sales and approximately $4.3 million of additional amortization expense of intangible assets as selling, general and administrative expenses, respectively, as compared to our historical basis of accounting prior to the Merger.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes included elsewhere in this report. For ease of comparison purposes, pro forma adjustments for the Merger and the C-B Graduation Announcements Acquisition have been added to financial data for the periods August 31, 2003 through March 25, 2004 and March 26, 2004 to August 28, 2004, to arrive at a fiscal year pro forma period ended August 28, 2004. This period may be referred to herein as the “pro forma year ended August 28, 2004,” or the “pro forma fiscal 2004.” The consolidated financial statements, and the notes thereto, have been prepared in accordance with U.S. GAAP. In reviewing this comparative financial information, readers should remember that Predecessor period results of operations do not reflect the effects of the Merger and the application of purchase accounting. All amounts are in U.S. Dollars except otherwise indicated.
Uncertainty of Forward Looking Statements and Information
     This report contains “forward looking statements.” All statements other than statements of historical acts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward looking statements. Forward looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our company. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
     These forward looking statements are based on our expectations and beliefs concerning future events affecting us. They are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.
Basis of Presentation
     We present financial information relating to AAC and its subsidiaries in this discussion and analysis. AAC’s consolidated financial statements are substantially identical to what Group Holding’s consolidated financial statements would look like had Group Holdings prepared separate financial statements. Group Holdings owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of AAC. Group Holdings conducts all of its business through AAC and its subsidiaries. The consolidated financial statements of Group Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Group Holdings was formed on November 8, 2004. On November 16, 2004, the stockholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp. for a like amount of shares in Group Holdings. Following the exchange, AAC Holding Corp. became a wholly-owned subsidiary of Group Holdings.
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
     Numerous raw materials are used in the manufacture of our products. Gold, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase all of our gold from a single supplier, The Bank of Nova Scotia, through our existing gold consignment agreement. We consign the majority of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious stones from a single supplier in Germany. The prices for these products are denominated in Euros. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case. Gold prices have increased and the U.S. dollar has stabilized as compared to the Euro during the first quarter of our fiscal year 2006. We expect these trends to continue at least through the end of our fiscal year 2006, and perhaps thereafter.
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
     We experience seasonal fluctuations in our net sales tied primarily to the school year. We recorded 43% of our fiscal year 2005 net sales in our third quarter. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. We have historically experienced operating losses during our fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from April through August.
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
     On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into AAC, with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. AAC Holding Corp. is a wholly owned subsidiary of Group Holdings. The Merger was financed by a cash equity investment by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under AAC’s senior secured credit facility and the issuance of AAC’s 8.25% senior subordinated notes due 2012.
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
     We estimated the fair value of our assets and liabilities, including intangible assets and property, plant and equipment, as of the Merger date and utilized information available at the time, including outside third party appraisals.

     The purchase price was as follows (in thousands):

Purchase price	$419,200
Assets acquired	197,714
Liabilities assumed	(125,731)

Net assets acquired	71,983

Excess purchase price over net assets acquired	$347,217

     We have allocated the purchase price in the Merger as follows (in thousands):

Current assets	$123,407
Property, plant and equipment	78,301
Goodwill	181,361
Intangible assets	157,928
Other assets	15,390
Current liabilities	(116,102)
Deferred income taxes	(12,043)
Other long-term liabilities	(9,042)

Total purchase price	$419,200

     As a result of the Merger, we have reflected pre-Merger periods (“Predecessor”) for results of operations prior to March 25, 2004 and post-Merger periods (“Successor”) for results of operations subsequent to March 25, 2004 in our consolidated financial information and statements.
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
     Sales Returns and Allowances. We make estimates of potential future product returns related to current period product revenue. We analyze the previous five years’ average historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Product returns as a percentage of net sales have been 0.9%, 1.8% and 1.9% for the fiscal years ended 2005, 2004 and 2003, respectively. Product warranty costs as a percentage of net sales have been 0.3%, 0.3% and 0.2% for the fiscal years ended 2005, 2004 and 2003, respectively. A ten percent increase in product returns and product warranty costs would result in a reduction of annual net sales of approximately $0.3 million and $0.1 million, respectively, based on fiscal year end 2005 rates. Material differences could result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.
     Allowance for Doubtful Accounts and Reserve on Sales Representative Advances. We make estimates of potentially uncollectible customer accounts receivable and receivables arising from sales representative draws paid in excess of earned commissions. Our reserves are based on an analysis of individual customer and salesperson accounts and historical write-off experience. Our analysis includes the age of the receivable, customer or salesperson creditworthiness and general economic conditions. Write-offs of doubtful accounts as a percentage of net sales have been 0.4%, 0.6% and 0.5% for the fiscal years ended 2005, 2004 and 2003, respectively. Write-offs of sales representative advances as a percentage of net sales have been 0.5%, 0.7% and 0.9% for the fiscal years ended 2005, 2004 and 2003, respectively. A ten percent increase in write-offs of doubtful accounts and sales representative advances would result in a reduction of annual net sales of approximately $0.2 million and $0.2 million, respectively, based on fiscal year ended 2005 rates. We believe that our results could be materially different if historical trends do not reflect actual results or if economic conditions worsened.

     Goodwill and Other Intangible Assets. We account for our long-lived assets with indefinite lives under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142 we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units and determining fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results. As of August 27, 2005, a third party valuation, among other factors, was used by management in its impairment analysis of other intangible assets values and the residual goodwill.
     We believe that we had no impairment as of August 27, 2005 and August 28, 2004; however, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets. As of August 27, 2005, goodwill and indefinite-lived intangible assets totaled $234.1 million and represented 46% of total assets and 204% of equity.
     Long-lived Tangible and Intangible Assets with Definite Lives. We test our long-lived tangible and intangible assets with definite lives for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review long-lived tangible and intangible assets with definite lives whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination is made. In applying this standard, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments. As of August 27, 2005, a third party valuation, among other factors, was used in its impairment analysis of long-lived tangible and intangible assets with definite lives.
     We believe that we had no impairment as of August 27, 2005 and August 28, 2004; however, unforeseen future events could adversely affect the reported value of long-lived tangible and intangible assets with definite lives. As of August 27, 2005, long-lived tangible and intangible assets with definite lives totaled approximately $100.0 million and represented 20% of total assets and 87% of equity.

Results of Operations
AAC’s consolidated financial statements for the predecessor period from August 31, 2003 through March 25, 2004, were prepared using our historical basis of accounting. As a result of the Merger, we applied purchase accounting as discussed above under “Company Background.” Since a new basis of accounting began on March 26, 2004, we have presented results for the fiscal year ended August 28, 2004 on a pro forma unaudited basis as we believe this presentation facilitates the comparison of our results with the corresponding periods for fiscal years 2005 and 2003. The pro forma unaudited results of the fiscal year ended August 28, 2004 include pro forma adjustments related to the Merger and the acquisition of C-B Announcements, as if these events occurred on the first day of our fiscal year ended August 28, 2004. The pro forma adjustments related to the merger are $0.4 million of depreciation expense included in cost of sales, $5.6 million of amortization and depreciation expense included in selling, marketing and administrative expense and $2.6 million of interest expense. The C-B Announcements pro forma adjustments include $1.0 million of net sales, $0.2 million of cost of sales and $0.7 million of selling, general and administrative expense. In addition, a pro forma tax benefit of $3.2 million is recorded. AAC’s comparative results are presented and discussed for fiscal year 2005, pro forma fiscal year 2004, and fiscal year 2003, while Group Holdings results for fiscal year 2005 are presented.
Fiscal Year Ended August 27, 2005 Compared to Pro Forma Fiscal Year Ended August 28, 2004

	AAC Group Holding Corp.		American Achievement Corporation
			(Successor)				(Predecessor)
					For the period
					March 26,	August 31,
		% of		% of	2004 —	2003 —	Pro Forma	% of	Fiscal year	% of
	Fiscal year ended	Net	Fiscal year ended	Net	August 28,	March 25,	Fiscal Year Ended	Net	ended August 30,	Net
	August 27, 2005	Sales	August 27, 2005	Sales	2004	2004	August 28, 2004	Sales	2003	Sales
Net sales	$315.6	100.0%	$315.6	100.0%	$167.4	$146.7	$315.1	100.0%	$308.4	100.0%
Cost of sales	135.0	42.8%	135.0	42.8%	83.5	59.9	144.0	45.7%	139.2	45.1%

Gross profit	180.6	57.2%	180.6	57.2%	83.9	86.8	171.1	54.3%	169.2	54.9%
Selling, general and administrative expenses	144.8	45.9%	144.8	45.8%	62.7	74.9	143.9	45.7%	129.4	42.0%

Operating income	35.8	11.3%	35.8	11.4%	21.2	11.9	27.2	8.6%	39.8	12.9%
Interest expense	31.3	9.9%	23.5	7.5%	10.2	16.5	24.1	7.6%	28.9	9.4%

Income (loss) before income taxes	4.5	1.4%	12.3	3.9%	11.0	(4.6)	3.1	1.0%	10.9	3.5%
Provision for income taxes	2.2	0.7%	5.0	1.6%	4.5	—	1.2	0.4%	0.1	—%

Net income (loss)	$2.3	0.7%	$7.3	2.3%	$6.5	$(4.6)	$1.9	0.6%	$10.8	3.5%

     Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $0.5 million, or 0.1%, to $315.6 million for fiscal 2005 from $315.1 million for the pro forma fiscal 2004. This increase in net sales was mainly due to increases in yearbooks and affinity jewelry shipments, partially offset by a decline in class rings.
     The following details the changes in net sales during such periods by business segment.
     Class Rings. Net sales decreased $1.8 million to $120.7 million for fiscal 2005 from $122.5 million for the pro forma fiscal 2004. The decrease in net sales was the result of a $1.6 million decline in shipments of retail high school class rings and a $1.4 million decline in shipments of college class rings. The decline was partially offset by an increase in high school on-campus class ring shipments. During the fiscal year ended 2005, the Company changed its contractual agreements with its independent sales representatives, whereby the independent sales representatives assume the risks and rewards of ownership at the time the product is shipped. Prior to this change, recognition of revenue and related gross profit on sales to independent sales representatives, along with commissions to independent sales representatives that were directly related to the revenue, was deferred until the independent sales representative delivered the product and title passed to the Company’s end customer. As a result of the change in contractual agreement, high school on-campus class rings increased $5.5 million related to deferred revenue, which was partially offset by a $1.6 million decline in shipments and a $2.7 million decline in timing of shipments.
     Yearbooks. Net sales increased $1.1 million to $112.4 million for fiscal 2005 from $111.3 million for the pro forma fiscal 2004. The increase in net sales was the result of an increase in the average price of yearbooks.

     Graduation Products. Net sales increased $0.1 million to $40.8 million for fiscal 2005 from $40.7 million for the pro forma fiscal 2004. The increase in net sales was the result of an increase in shipments of graduation products.
     Achievement Publications. Net sales increased $0.1 million to $20.1 million for fiscal 2005 from $20.0 million for the pro forma fiscal 2004. The increase in net sales was the result of an increase in the publication sales of Who’s Who Among America’s Teachers, our publication honoring exceptional teachers. This increase was partially offset by a decline in The National Dean’s List sales, our publication honoring exceptional college students, as a result of this publication being published once in fiscal 2005, while in the pro forma fiscal 2004, the book was published in November 2003 and August 2004.
     Other. Net sales increased $1.0 million to $21.6 million for fiscal 2005 from $20.6 million for the pro forma fiscal 2004. The increase in net sales was mainly the result of increased ring shipments of family jewelry.
     Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 57.2% for fiscal 2005, a 2.9 percentage point increase from 54.3% for the pro forma fiscal 2004. Overall, gross profit increased $9.5 million. The increase in the gross margin percentage was partially a result of a purchase accounting inventory step-up adjustment of $6.4 million in the pro forma 2004, which did not impact fiscal 2005. The remaining increase was a result of continued efficiency gains in both our yearbook and graduation products manufacturing facilities as a result of capital investments in printing equipment and technology. Gross profit margins also increased in the other business segment as a result of product mix. The increase was partially offset by a decline in the ring gross profit margins and, to a lesser extent, achievement publications margins. The decline in ring gross profit margins was the result of product mix shift and increased gold prices.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.9 million to $144.8 million for fiscal 2005 from $143.9 million for the pro forma fiscal 2004. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $1.1 million to $99.7 million or 31.5% of net sales, for fiscal 2005 from $100.8 million or 32.0% of net sales, for the pro forma fiscal 2004. The decrease in selling and marketing expenses was primarily the result of decreased marketing expenses of class rings and achievement publications, offset by increased marketing costs of yearbooks.
     General and administrative expenses for fiscal 2005 were $45.1 million, or 14.3% of net sales, as compared to $43.1 million, or 13.7% of net sales, for the pro forma fiscal 2004. The increase in general and administrative expenses was the result of a management bonus of $2.2 million.
     Operating Income (Loss). As a result of the foregoing, operating income was $35.8 million, or 11.3% of net sales, for fiscal 2005 as compared with operating income of $27.2 million, or 8.6% of net sales, for the pro forma fiscal 2004. Operating income for fiscal 2005 includes a management bonus of $2.2 million. Operating income for the pro forma fiscal 2004 included a negative impact of $6.4 million inventory step up due to purchase accounting. The class rings segment reported operating income of $10.8 million for fiscal 2005 as compared with operating income of $9.5 million for the pro forma fiscal 2004. The yearbooks segment reported operating income of $16.6 million for fiscal 2005 as compared with operating income of $10.5 million for the pro forma fiscal 2004. The graduation products segment reported operating income of $3.7 million for fiscal 2005 as compared with operating income of $3.2 million for the pro forma fiscal 2004. The achievement publications segment reported operating income of $4.9 million for fiscal 2005 as compared with operating income of $5.7 million for the pro forma fiscal 2004. The other segment reported an operating loss of $0.2 million for fiscal 2005 as compared with an operating loss of $1.7 million for the pro forma fiscal 2004.
     Interest Expense, Net. For AAC, net interest expense was $23.5 million for fiscal 2005 and $24.1 million for the pro forma fiscal 2004. The average debt outstanding of AAC for fiscal 2005 and the pro forma fiscal 2004 was $311 million and $318 million, respectively. The weighted average interest rate on debt outstanding of AAC for fiscal 2005 and the pro forma fiscal 2004 was 7.1% and 7.5%, respectively.
     For Group Holdings, net interest expense was $31.3 million for fiscal 2005. The average debt outstanding of Group Holdings for fiscal 2005 was $385 million. The weighted average interest rate on debt outstanding of Group Holdings for fiscal 2005 was 7.7%.
     Provision for Income Taxes. For fiscal 2005 and the pro forma fiscal 2004, AAC recorded an income tax provision of $5.0 million and $1.2 million, respectively, which represents an effective tax rate of 41% and 39%, respectively. The effective tax rate for the successor periods of fiscal 2005 and March 26, 2004 through August 28, 2004 of 41% exceeds the statutory federal tax rate due to the impact of state income taxes. For the predecessor period August 30, 2003 to March 25, 2004, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards was not considered to be more likely than not at that time, so a valuation allowance was recorded at that time against this deferred tax asset. As a result of the Merger, the Successor Company had sufficient deferred tax liabilities to allow the valuation allowance to be eliminiated.
     For fiscal 2005, Group Holdings recorded an income tax provision of $2.2 million, which represents an effective tax rate of 49%. This 49% effective tax rate exceeds the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of its interest on high-yield debt.
     Net Income. As a result of the foregoing, AAC reported net income of $7.3 million for fiscal 2005 as compared to net income of $1.9 million for the pro forma fiscal 2004. As a result of the foregoing, Group Holdings reported net income of $2.3 million for fiscal 2005.
AAC — For the Period March 26, 2004 to August 28, 2004 (Successor)
     Net sales were $167.4 million and cost of sales were $83.5 million for the successor period from March 26, 2004 to August 28, 2004. Gross profit was $83.9 million, or 50.1% of net sales for the same period. The decline in gross profit as a percentage of sales for the successor period versus the predecessor period was primarily a result of a purchase accounting inventory step-up adjustment of $6.4 million recorded in the successor period. Selling, general and administrative expenses were $62.7 million for the successor period. Operating income was $21.2 million for the same period. The increase in operating income for the successor period versus the predecessor period relates primarily to the seasonality of our graduation and yearbook products being shipped in the April through June time frame. Interest expense was $10.2 million for the successor period. The decrease in interest expense in the successor period versus the predecessor period was primarily due to the lower interest rate on the new debt associated with the Merger and the successor period containing only five operating months versus the seven months of the predecessor period. We recognized a $4.5 million tax provision for the successor period. For the period from March 26, 2004 to August 28, 2004, our tax rates were calculated based on a 35% federal and 4% state tax rates, for an overall effective tax rate of 39%. The tax rate for the period reflects the creation of a net deferred tax liability as a result of the purchase accounting adjustments made in connection with the Merger. As a result of the foregoing, net income for the successor period was $6.5 million.
AAC — For the Period August 31, 2003 to March 25, 2004 (Predecessor)
     Net sales were $146.7 million and cost of sales were $59.9 million for the predecessor period from August 31, 2003 to March 25, 2004. Gross profit was $86.8 million, or 59.2% of net sales for the same period. Selling, general and administrative expenses were $74.9 million for the predecessor period. Operating income was $11.9 million for the same period. Interest expense was $16.5 million for the predecessor period. For the period August 31, 2003 to March 25, 2004, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. As a result of the foregoing, net loss for the Predecessor period was $4.6 million.
AAC — For the Pro Forma Year Ended August 28, 2004 (unaudited) Compared to Year Ended August 30, 2003
     Net Sales. Net sales increased $6.7 million, or 2.2%, to $315.1 million for the pro forma fiscal 2004 from $308.4 million for the fiscal 2003. The increase in net sales was due to increased yearbook and graduation product shipments, offset by lower sales volumes in class rings.
     The following details the changes in net sales during such periods by business segment.
Class Rings. Net sales decreased $5.1 million to $122.5 million for the pro forma fiscal 2004 from $127.6 million for fiscal 2003. The decrease in net sales was the result of a $2.9 million decline in sales of retail high school rings and a $3.4 million decline in college rings sales. The decline was offset by a $1.2 million increase in high school on-campus rings.
Yearbooks. Net sales increased $6.3 million to $111.3 million for the pro forma fiscal 2004 from $105.0 million for fiscal 2003. The increase in net sales was the result of an increase in yearbook shipments.
Graduation Products. Net sales increased $6.0 million to $40.7 million for the pro forma fiscal 2004 from $34.7 million for fiscal 2003. The favorability in net sales was the result of an increase in shipments of graduation products, of which $3.9 million was directly related to the C-B Graduation Announcements acquisition.
Achievement Publications. Net sales decreased $0.1 million to $20.0 million for the pro forma fiscal 2004 from $20.1 million for fiscal 2003.
Other. Net sales decreased $0.3 million to $20.6 million for the pro forma fiscal 2004 from $20.9 million for fiscal 2003. The decrease in net sales of specialty products offset by an increase in family jewelry,

     Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 54.3% for the pro forma fiscal 2004, a 0.6 percentage point decrease from 54.9% for fiscal 2003. Gross profit increased $1.9 million to $171.1 million for the pro forma fiscal 2004 from $169.2 million for fiscal 2003. The decrease in the gross margin percentage was a result of a purchase accounting inventory step-up adjustment of $6.4 million. Excluding the $6.4 million impact of purchase accounting, the increase in gross profit was primarily a result of efficiencies in the yearbook and graduation product manufacturing facilities, as well as improvements in the achievement publication margins. The major improvement was a result of yearbook efficiency gains in the pre-press and press area due to investments made in page production software and printing equipment. The increase was partially offset by increased material costs in the ring manufacturing plant as a result of gold price increases and unfavorable currency fluctuations associated with the Euro denominated purchase of precious, semi-precious and synthetic stones.
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
     Selling, general and administrative expenses include two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $4.3 million, or 4.5%, to $100.8 million for the pro forma fiscal 2004 from $96.5 million for fiscal 2003. Of this increase, $2.5 million was due to increased mailing and printing costs related to publishing two editions of the National Dean’s List, the first in November 2003 and the second in August 2004 versus only one edition published in fiscal 2003, as well as higher mailing costs associated with the high school publication as a result of the first marketing effort timing coinciding with the beginning of the United States Iraqi conflict. This resulted in secondary and additional mailings. The remaining increase was mainly a result of increased commission expense directly related to the high school on-campus increase in net sales. General and administrative expenses increased $10.2 million, or 31.0%, to $43.1 million, or 13.7% of net sales for the pro forma fiscal 2004, as compared to $32.9 million, or 10.7% of net sales, for the fiscal 2003. The increase in general and administrative expense is a result of the impact of purchase accounting increasing amortization expense by $10.1 million.
     Operating Income. As a result of the foregoing, operating income was $27.2 million, or 8.6% of net sales for pro forma fiscal 2004, as compared with operating income of $39.8 million, or 12.9% of net sales, for fiscal 2003. Operating income for the pro forma fiscal 2004 includes a negative impact of $16.5 million due to increasing amortization expense and the inventory step-up. The class rings segment reported operating income of $9.5 million for the pro forma fiscal 2004 as compared with operating income of $16.4 million for fiscal 2003, of which pro forma fiscal 2004 includes a negative impact due to purchase accounting increasing amortization expense by $3.9 million and a $1.0 million inventory step-up. The yearbooks segment reported operating income of $10.5 million for the pro forma 2004 as compared with operating income of $10.2 million for fiscal 2003, of which pro forma fiscal 2004 includes a negative impact due to purchase accounting increasing amortization expense by $3.6 million and a $4.9 million inventory step-up. The graduation products segment reported operating income of $3.2 million for the pro forma fiscal 2004 as compared with operating income of $3.8 million for fiscal 2003, of which pro forma fiscal 2004 includes a negative impact due to purchase accounting increasing amortization expense by $1.3 million and a $0.3 million inventory step-up. The achievement publications segment reported operating income of $5.7 million for the pro forma fiscal 2004 as compared with operating income of $8.7 million for fiscal 2003, of which pro forma fiscal 2004 includes a negative impact of $0.6 million due to purchase accounting increasing amortization expense. The other segment reported an operating loss of $1.7 million for the pro forma fiscal 2004 as compared with operating income of $0.8 million for fiscal 2003, of which pro forma fiscal 2004 includes a negative impact due to purchase accounting increasing amortization expense by $0.7 million and a $0.2 million inventory step-up.
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

Liquidity and Capital Resources
     Operating Activities. For AAC, operating activities provided $37.4 million of cash during fiscal 2005, compared to $36.8 million during the pro forma fiscal 2004. The improvement in cash provided by operating activities during fiscal 2005 was attributable to improved earnings, partially offset by working capital requirements.
     For Group Holdings, operating activities provided $33.9 million of cash during the year ended August 27, 2005.
     Operating activities provided $36.8 million of cash during pro forma fiscal 2004 compared to $26.5 million during fiscal 2003. The improvement in cash provided by operating activities in 2004 was primarily driven by lower working capital requirements.
     Investing Activities. Capital expenditures in the fiscal 2005, pro forma fiscal 2004, and fiscal 2003 were $12.8 million, $16.5 million, and $11.2 million, respectively. The majority of capital expenditures in fiscal 2005, pro forma fiscal 2004 and fiscal 2003 were primarily attributable to purchases of new printing presses and fully integrating digital technology throughout our yearbook production process. Also affecting investing activities in the combined pro forma fiscal 2004 was the C-B Graduation Announcements acquisition and the Merger which represented expenditures of $5.0 million and $104.4 million, respectively. Our projected capital expenditures for fiscal 2006 are expected to be approximately $13 million.
     Financing Activities. For AAC, net cash used in financing activities was $23.6 million for fiscal 2005 compared to net cash provided by $90.4 million for the pro forma fiscal 2004. In fiscal 2005, cash was used to pay down $15.5 million of the term loan and the remaining $6.1 million of the 11.625% senior unsecured notes issued by AAC in February 2002. For the pro forma fiscal 2004, cash provided by financing activities was used to pay off existing debt and equity holders as part of the Merger. Net cash used in financing activities in fiscal 2003 was $15.5 million, which was primarily used to repay revolver borrowings.
     For Group Holdings, net cash used in financing activities was $19.9 million for the year ended August 27, 2005.
Capital Resources. In connection with the Merger, AAC entered into its existing $195.0 million senior secured credit facility and issued $150.0 million of the 8.25% senior subordinated notes. Certain provisions of these financing arrangements are described below.
     The senior secured credit facility provides a $155.0 million term loan, maturing in 2011, and up to $40.0 million in available revolving loan borrowings, maturing in 2010. As of August 27, 2005, the revolver was undrawn. The senior secured credit facility imposes certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior secured credit facility contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on its ability to make capital expenditures. The senior secured credit facility is secured by substantially all of the assets of AAC, is guaranteed by and secured by the assets of some of its existing and future domestic subsidiaries, if any, and by a pledge of all of the capital stock of some of its existing and future domestic subsidiaries, if any. The senior secured credit facility is also guaranteed by AAC Holding Corp.
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
     In November 2004, Group Holdings issued $89.3 million (net proceeds) of 10.25% senior discount notes due 2012. The notes accrete to $131.5 million aggregate principal amount at maturity. Interest accrues on the notes in the form of an increase in the accreted value of such notes prior to October 1, 2008. Thereafter, cash interest on the notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009, at a rate of 10.25% per annum. The notes are Group Holdings’ unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness. The 10.25% notes are effectively subordinated to Group Holdings’ future secured indebtedness to the extent of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Group Holdings’ subsidiaries, including AAC. We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.
     We expect that cash generated from operating activities and availability under the senior secured credit facility will be our principal sources of liquidity. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under the senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months and beyond.
Off Balance-Sheet Obligations
     Gold Consignment Agreement. On March 25, 2004, we signed the First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold with The Bank of Nova Scotia. Under this agreement, we have an ability to have on consignment gold with aggregate value less than or equal to the lowest of: (i) the dollar value of 27,000 troy ounces of gold, (ii) $14.2 million and (iii) a borrowing base, calculated based on a percentage of the value of gold held at our facilities and other approved locations, as specified by the agreement. Under the terms of this arrangement, we do not own the consigned gold nor do we have risk of loss related to such inventory until we pay The Bank of Nova Scotia for quantities purchased. Accordingly, we do not reflect the value of consigned gold in our inventory, nor do we reflect the corresponding liability for financial statement purposes. As of August 27, 2005 and August 28, 2004, we held approximately 17,070 ounces and 19,460 ounces of gold, respectively, with values of $7.5 million and $7.9 million, respectively.
     The agreement can be terminated by either us or The Bank of Nova Scotia with 60 days prior written notice to the other party.
Contractual Obligations
     As of August 27, 2005, the due dates and amounts of our contractual obligations are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2006	2007	2008	2009	2010	Thereafter	Total
8.25% Senior subordinated debt (principal)	$—	$—	$—	$—	$—	$150,000	$150,000
10.25% Senior discount notes (principal)	—	—	—	—	—	131,500	131,500
Interest on fixed rate debt(a)	12,375	12,375	12,375	12,375	12,375	19,594	81,469
Term loan(b)	11,098	10,999	10,901	10,802	10,704	137,468	191,972
Operating leases(c)	2,101	1,577	1,063	514	376	1,887	7,518
Capital leases(d)	1,349	1,332	174	—	—	—	2,855
Management agreement(e)	3,000	3,000	3,000	3,000	3,000	11,200	26,200
Postretirement plans	1,108	1,111	1,147	1,173	1,189	6,149	11,877
Employment agreements	663	—	—	—	—	—	663

Total	$31,694	$30,394	$28,660	$27,864	$27,644	$457,798	$604,054

(a)	Represents interest payments due on the 8.25% Senior Subordinated Notes.
(b)	Assumes an interest rate on the term loan of 7%.

(c)	Some of our rental property leases contain options to renew the leased space for periods up to an additional ten years.

(d)	The total balance of gross capital lease assets is $5,022 as of August 27, 2005 and August 28, 2004, with accumulated depreciation of $839 and $284, respectively.

(e)	In addition, AAC and AAC Holding Corp. have entered into a management agreement with an affiliate of Fenway Partners Capital Fund II, L.P. pursuant to which they, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). This agreement has a 10-year minimum term. See “Certain Relationships and Related Transactions.”
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
Item 7A. Quantitative And Qualitative Disclosures About Market Risk
     Interest Rate Risk. We have exposure to market risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements. The interest rates are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. Our other financial instruments subject to interest rate risk consist of long-term debt and notional amount under the gold consignment agreement. With respect to the senior secured credit facility, which bears interest at variable rates, each quarter point change in interest rates would result in a $0.4 million change in annual interest expense, assuming the entire revolving loan was drawn.
     Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The prices for these products are denominated in Euros. Each ten percent change in the Euro exchange rate would result in a $0.5 million change in cost of goods sold, assuming stone purchase levels approximate the levels in the combined fiscal 2005. In order to hedge market risk, we have from time-to-time purchased forward currency contracts. During fiscal 2005, we did not purchase any Euro forward contracts and did not have any such contracts outstanding.
     Gold. We purchase all of our gold from The Bank of Nova Scotia through our existing gold consignment agreement described above. We consign the majority of our gold and pay for gold as our products are shipped to customers. Each ten percent change in the price of gold would result in a $2.2 million change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2005. As of August 27, 2005, we had hedged a majority of our gold requirements for the fiscal year 2006 through the purchase of gold options.
Recent Accounting Pronouncements
     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. During the first quarter of fiscal 2005, we adopted the provisions of this pronouncement and noted a reduction of service costs for fiscal 2005 of $93,000 as a component of net postretirement health care costs attributable to current services and a reduction of $537,000 in the accumulated postretirement benefit obligation.
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
     In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for us beginning the first quarter of fiscal year 2006 and we do not expect it to have a significant impact on our financial statements.
     In December 2004, FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (FAS 123R”). FAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. FAS 123R is applicable for all interim and annual periods for fiscal years beginning after June 15, 2005. This statement is effective for us beginning the first quarter of fiscal year 2006 and we do not expect it to have a significant impact on our financial statements.

Item 8. Financial Statement and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
AAC Group Holding Corp.
     We have audited the accompanying consolidated balance sheet of AAC Group Holding Corp. and subsidiaries (“Group Holdings”) as of August 27, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Group Holdings’ management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Group Holdings is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Group Holdings’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Group Holdings as of August 27, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Austin, Texas
November 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
American Achievement Corporation
     We have audited the accompanying consolidated balance sheets of American Achievement Corporation and subsidiaries (“AAC”) as of August 27, 2005 and August 28, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended August 27, 2005, the periods from March 26, 2004 to August 28, 2004 (Successor, five months), from August 31, 2003 to March 25, 2004 (Predecessor, seven months) and for the year ended August 30, 2003. These financial statements are the responsibility of AAC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. AAC is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of AAC’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AAC as of August 27, 2005 and August 28, 2004, and the results of their operations and their cash flows for the year ended August 27, 2005, the periods from March 26, 2004 to August 28, 2004, from August 31, 2003 to March 25, 2004 and for the year ended August 30, 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Austin, Texas
November 7, 2005

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Consolidated Balance Sheets

	AAC Group
	Holding Corp.	American Achievement Corporation
	August 27,	August 27,	August 28,
	2005	2005	2004
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,324	$4,093	$3,038
Accounts receivable, net of allowance for doubtful accounts of $2,794 and $2,862, respectively	40,639	40,639	43,321
Inventories, net	21,913	21,913	23,023
Deferred tax asset	6,760	6,760	10,165
Prepaid expenses and other current assets, net	22,180	22,180	26,230

Total current assets	95,816	95,585	105,777
Property, plant and equipment, net	75,943	75,943	76,565
Goodwill	184,026	184,026	182,080
Other intangible assets, net	153,265	150,112	163,473
Other assets	3,809	3,809	3,091

Total assets	$512,859	$509,475	$530,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$3,730	$3,730	$5,733
Accounts payable	13,959	13,959	9,842
Customer deposits	17,762	17,762	17,807
Accrued expenses	26,263	26,252	29,814
Accrued management fee—related party	—	—	500
Deferred revenue	—	—	5,503
Accrued interest	7,370	7,370	7,334
Current portion of long-term debt	1,409	1,409	1,550

Total current liabilities	70,493	70,482	78,083
Long-term debt, net of current portion	384,367	287,711	309,108
Deferred income taxes	25,331	28,126	25,844
Other long-term liabilities	8,377	8,344	9,439

Total liabilities	488,568	394,663	422,474
Commitments and contingencies

Stockholders’ equity:
Common stock, AAC Group Holding Corp. — $.01 par value, 1,250,000 shares authorized, 505,460 shares issued and outstanding; American Achievement Corporation — $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	5	—	—
Additional paid-in capital	16,491	102,046	102,046
Accumulated earnings	8,751	13,722	6,466
Accumulated other comprehensive loss	(956)	(956)	—

Total stockholders’ equity	24,291	114,812	108,512

Total liabilities and stockholders’ equity	$512,859	$509,475	$530,986

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statements of Operations

	AAC Group
	Holding Corp.	American Achievement Corporation
		(Successor)		(Predecessor)
			For the period	For the period
	For the year	For the year	March 26, 2004 -	August 31, 2003 -
	ended	ended	August 28,	March 25,	For the year ended
	August 27, 2005	August 27, 2005	2004	2004	August 30, 2003
	(Dollars in thousands)
Net sales	$315,628	$315,628	$167,350	$146,721	$308,431
Cost of sales	134,998	134,998	83,521	59,857	139,170

Gross profit	180,630	180,630	83,829	86,864	169,261
Selling, general and administrative expenses	144,882	144,882	62,647	74,992	129,423

Operating income	35,748	35,748	21,182	11,872	39,838
Interest expense, net of interest income	31,271	23,497	10,257	16,455	28,940

Income (loss) before provision for income taxes	4,477	12,251	10,925	(4,583)	10,898
Provision for income taxes	(2,192)	(4,995)	(4,459)	—	(132)

Net income (loss)	2,285	7,256	6,466	(4,583)	10,766
Preferred dividends	—	—	—	(700)	(1,200)

Net income (loss) applicable to common stockholders	$2,285	$7,256	$6,466	$(5,283)	$9,566

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other
	Common Stock		Paid-in	comprehensive	Accumulated
AAC Group Holding Corp.	Shares	Amount	Capital	income (loss)	earnings	Total
	(Dollars in thousands)
Balance, August 28, 2004 (Successor)	—	$—	$—	$—	$—	$—

Issuance of common stock, $.01 par value, 1,250,000 shares authorized	1,015,426	10	102,036	—	—	102,046
Carryover of accumulated earnings from AAC	—	—	—	—	6,466	6,466
Distribution to stockholders	(509,966)	(5)	(85,545)	—	—	(85,550)
Comprehensive income—
Net income	—	—	—	—	2,285	2,285
Adjustment to minimum pension liability (net of tax impact)	—	—	—	(956)	—	(956)

Total comprehensive income (loss)	—	—	—	(956)	2,285	1,329

Balance, August 27, 2005 (Successor)	505,460	$5	$16,491	$(956)	$8,751	$24,291

						Accumulated
					Additional	other	Accumulated
	Preferred Stock		Common Stock		Paid-in	comprehensive	earnings
American Achievement Corporation	Shares	Amount	Shares	Amount	Capital	income (loss)	(deficit)	Total
	(Dollars in thousands)
Balance, August 31, 2002 (Predecessor)	1,006,847	$10	809,351	$8	$95,310	$(2,133)	$(27,941)	$65,254

Comprehensive income—
Net income	—	—	—	—	—	—	10,766	10,766
Adjustment to minimum pension liability	—	—	—	—	—	(3,017)	—	(3,017)
Total comprehensive income (loss)	—	—	—	—	—	(3,017)	10,766	7,749
Accrued dividends on minority interest in CBI	—	—	—	—	—	—	(1,200)	(1,200)
Issuance of stock	519	—	424	—	40	—	—	40

Balance, August 30, 2003 (Predecessor)	1,007,366	$10	809,775	$8	$95,350	$(5,150)	$(18,375)	$71,843

Comprehensive loss
Net loss	—	—	—	—	—	—	(4,583)	(4,583)
Adjustment to minimum pension liability	—	—	—	—	—	40	—	40

Total comprehensive loss	—	—	—	—	—	40	(4,583)	(4,543)
Accrued dividends on minority interest in CBI	—	—	—	—	—	—	(700)	(700)
Repurchase of common and preferred stock	(1,007,366)	(10)	(809,775)	(8)	(95,350)	—	—	(95,368)
Issuance of common stock			100	—	102,046	—	—	102,046
Effect of purchase accounting	—	—	—	—	—	5,110	23,658	28,768

Balance, March 25, 2004 (Predecessor)	—	$—	100	$—	$102,046	$—	$—	$102,046

Net income	—	—	—	—	—	—	$6,466	$6,466

Balance, August 28, 2004 (Successor)	—	$—	100	$—	$102,046	$—	$6,466	$108,512

Comprehensive income-
Net income	—	—	—	—	—	—	7,256	7,256
Adjustment to minimum pension liability (net of tax impact)	—	—	—	—	—	(956)	—	(956)

Total comprehensive income (loss)	—	—	—	—	—	(956)	7,256	6,300

Balance, August 27, 2005	—	$—	100	$—	$102,046	$(956)	$13,722	$114,812

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statements of Cash Flows

	AAC Group
	Holding Corp.	American Achievement Corporation
		(Successor)		(Predecessor)
			For the period	For the period
			March 26, 2004 —	August 31, 2003 —
	For the year ended	For the year ended	August 28,	March 25,	For the year ended
	August 27, 2005	August 27, 2005	2004	2004	August 30, 2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$2,285	$7,256	$6,466	$(4,583)	$10,766
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,281	25,281	10,344	8,530	14,149
Deferred income taxes	1,975	4,770	4,309	—	—
Amortization of debt discount and deferred financing fees	1,882	1,527	629	1,197	2,051
Accretion of interest on 10.25% senior discount notes	7,387	—	—	—	—
Provision for doubtful accounts	(107)	(107)	(236)	(144)	(376)
Changes in assets and liabilities:
Accounts receivable	2,750	2,750	(1,506)	2,758	2,469
Inventories, net	1,110	1,110	26,266	(18,963)	2,117
Income tax receivable	—	—	—	—	738
Prepaid expenses and other current assets, net	4,050	4,050	(16,262)	2,573	(2,296)
Other assets	(6,172)	(2,664)	810	(959)	(1,043)
Deferred revenue	(5,503)	(5,503)	2,615	(2,235)	(1,392)
Accounts payable, accrued expenses, and other long-term liabilities	(1,005)	(1,049)	(36,862)	52,053	(685)

Net cash provided by (used in) operating activities	33,933	37,421	(3,427)	40,227	26,498

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,795)	(12,795)	(3,665)	(12,793)	(11,243)
Acquisitions of businesses, net of cash acquired	—	—	—	(109,406)	—

Net cash used in investing activities	(12,795)	(12,795)	(3,665)	(122,199)	(11,243)

Cash flows from financing activities:
Proceeds from revolver	—	—	—	4,000	47,500
Payments on revolver	—	—	—	(13,500)	(63,175)
Proceeds of common stock issuance	—	—	—	102,046	40
Proceeds from term loan	—	—	—	155,000	—
Payments on term loan	(15,493)	(15,493)	(387)	—	—
Proceeds from 8.25% senior subordinated notes	—	—	—	150,000	—
Proceeds from credit facility revolver	33,450	33,450	5,000	2,000	—
Payments on credit facility revolver	(33,450)	(33,450)	(7,000)	—	—
Redemption of common and preferred stock	—	—	—	(95,368)	—
Redemption of 11% senior subordinated notes	—	—	—	(41,355)	—
Redemption of 11.625% senior unsecured notes	(6,075)	(6,075)	—	(170,925)	—
Proceeds from 10.25% senior discount notes	89,269	—	—	—	—
Distribution to stockholders	(85,550)	—	—	—	—
Change in bank overdraft	(2,003)	(2,003)	3,252	(2,396)	553

Net cash provided by (used in) financing activities	(19,852)	(23,571)	865	89,502	(15,082)

Net increase (decrease) in cash and cash equivalents	1,286	1,055	(6,227)	7,530	173
Cash and cash equivalents, beginning of period	3,038	3,038	9,265	1,735	1,562

Cash and cash equivalents, end of period	$4,324	$4,093	$3,038	$9,265	$1,735

Supplemental disclosure
Cash paid during the period for:
Interest	$21,966	$21,966	$2,567	$18,873	$26,790

Income taxes	$224	$224	$88	$178	$133

Supplemental Disclosure of noncash financing activities
Accrued preferred stock dividends	$—	$—	$—	$700	$1,200

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands)
1. Summary of Organization and Significant Accounting Policies
Consolidation
     The consolidated financial statements of AAC Group Holding Corp. (“Group Holdings”) include the accounts of its wholly-owned subsidiary, American Achievement Corporation (“AAC,” a separate public reporting company, together with Group Holdings, the “Company”). Group Holdings was formed on November 8, 2004. On November 16, 2004, the stockholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp. for a like amount of shares in Group Holdings. Following the exchange, AAC Holding Corp. became a wholly-owned subsidiary of Group Holdings.
     On November 16, 2004, Group Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012 (the “10.25% Notes”) , generating net proceeds of $89.3 million. Group Holdings is the sole obligor of these notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Group Holdings’ common stock from its stockholders. Other than this debt obligation, related deferred debt issuance costs and associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income expenses and cash flows presented for fiscal 2005 represent those of Group Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Group Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is AAC. All significant intercompany accounts and transactions have been eliminated in consolidation. AAC and Group Holdings are treated as entities under common control and therefore, the consolidated statements of operations and cash flows presented for Group Holdings combine the results of AAC to the beginning of the period presented.
     Unless separately stated, the notes herein relate to both Group Holdings and AAC for fiscal 2005 and to AAC for all other periods.
     Effective January 30, 2004, AAC acquired the assets of C-B Graduation Announcements, LLC, a producer of personalized graduation announcements and related accessories (the “C-B Announcements Acquisition”). The maximum purchase price payable in connection with this acquisition is approximately $5.9 million in cash, of which approximately $5.0 million was paid at closing (including $1.0 million placed in escrow), with the escrowed amount and balance of the purchase price to be paid upon achieving certain financial targets through January 2006. The C-B Announcements Acquisition was accounted for using the purchase method of accounting. The results of operations of the C-B Announcements Acquisition have been included in AAC’s consolidated results of operations since the date of acquisition.
     The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company also operates a division which sells achievement publications in the specialty directory publishing industry nationwide. The Company markets its products and services primarily in the United States and operates in five reporting segments; class rings, yearbooks, graduation products, achievement publications and other. The Company’s corporate offices and primary manufacturing facilities are located in Austin and Dallas, Texas.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
Basis of Presentation and Comparability
     The consolidated financial statements for the predecessor period from August 31, 2003 through March 25, 2004 and for the year ended August 30, 2003 were prepared using the historical basis of accounting. As a result of the merger transaction as discussed in Note 2, AAC applied purchase accounting and a new basis of accounting began on March 26, 2004. AAC has reflected a predecessor period from August 31, 2003 to March 25, 2004 and a successor period from March 26, 2004 to August 28, 2004 in AAC’s consolidated financial statements for fiscal 2004. Accordingly, the results of operations for AAC prior to the acquisition are not comparable to results for subsequent periods.
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
     Allowances deducted from asset accounts were as follows:

Balance
	at	Charged to			Balance at
	Beginning	Costs and			End of
AAC Group Holding Corp.	of Period	Expenses	Other	Write-offs	Period
Allowance for doubtful accounts and product returns
Year ended August 27, 2005	$2,862	$3,964	$99	$(4,131)	$2,794

	Balance
	at	Charged to			Balance at
	Beginning	Costs and			End of
American Achievement Corporation	of Period	Expenses	Other	Write-offs	Period
Allowance for doubtful accounts and product returns
Year ended August 27, 2005 (Successor)	$2,862	$3,964	$99	$(4,131)	$2,794
March 26, 2004-August 28, 2004 (Successor)	3,098	3,790	124	(4,150)	2,862

August 31, 2003-March 25, 2004 (Predecessor)	3,242	3,445	(160)	(3,429)	3,098
Year ended August 30, 2003 (Predecessor)	3,525	7,178	145	(7,606)	3,242
Inventories
     Inventories, which include raw materials, labor and manufacturing overhead and finished goods, are stated at the lower of cost or market using the first-in, first-out (FIFO) method, net of allowance for obsolete inventory.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
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
     Reserves deducted from asset accounts were as follows:

Balance
	at	Charged to		Balance at
	Beginning	Costs and		End of
AAC Group Holding Corp.	of Period	Expenses	Write-offs(1)	Period
Reserve on sales representative advances
Year ended August 27, 2005	$2,383	$1,794	$(1,641)	$2,536

	Balance
	at	Charged to		Balance at
	Beginning	Costs and		End of
American Achievement Corporation	of Period	Expenses	Write-offs(1)	Period
Reserve on sales representative advances
Year ended August 27, 2005 (Successor)	$2,383	$1,794	$(1,641)	$2,536
March 26, 2004-August 28, 2004 (Successor)	2,254	1,205	(1,076)	2,383

August 31, 2003-March 25, 2004 (Predecessor)	2,516	813	(1,075)	2,254
Year ended August 30, 2003 (Predecessor)	2,843	2,335	(2,662)	2,516

(1)	Represents principally write-offs of terminated sales representative amounts and forgiveness of amounts by the Company
Property, Plant and Equipment
     Property, plant and equipment are stated at historical cost for the predecessor period through March 25, 2004, at which time AAC adjusted property and equipment to fair value in accordance with purchase accounting. Property, plant and equipment are stated net of accumulated depreciation. Maintenance, repairs and minor replacements are charged against operations as incurred; major replacements and betterments are capitalized at cost. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in operating results for the period. Depreciation is provided principally using the straight-line method based on estimated useful lives of the assets as follows:

Description	Useful life
Buildings and improvements	10 to 25 years
Tools and dies	8 years
Machinery and equipment	2 to 10 years
Leasehold improvements	Shorter of useful life or term of lease
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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
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
Stock-Based Compensation
     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 (“SFAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123.” The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     Had compensation expense for the employee stock plans been determined based on the fair value at the grant date for options granted in the period August 31, 2003 to March 25, 2004 and the fiscal year ended 2003 consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net income (loss) for AAC would have been reported as follows:

	(Predecessor)
	For the period	For the year
	August 31, 2003 -	ended
	March 25,	August 30,
	2004	2003
Net income (loss)	$(4,583)	$10,766
Less: stock-based compensation expense, net of related taxes	11	30

Net income (loss)-pro forma	$(4,594)	$10,736

     The Company did not have any options outstanding during the fiscal year ended August 27, 2005. AAC did not have any options outstanding during the period March 26, 2004 to August 28, 2004.
     The fair value of each option grant was estimated at the date of grant for the period August 31, 2003 to March 25, 2004 and for the fiscal year ended August 30, 2003, using the following assumptions:

	(Predecessor)
	For the
	period
	August 31,	For the
	2003 to	Year Ended
	March 25,	August 30,
	2004	2003
Risk-free interest rate	3.93%	3.93%
Expected life	10 years	10 years
Volatility	25%	25%
Dividend yield	—	—
Revenue Recognition and Warranty Costs
     The Company’s revenues from product sales are recognized at the time the product is shipped, the risks and rewards of ownership have passed to the customer (including independent sales representatives) and collectibility is reasonably assured. The Company’s stated shipping terms are FOB shipping point. Provisions for sales returns, warranty costs and rebate expenses are recorded at the time of sale based upon historical information and current trends.
     During the fiscal year ended 2005, the Company changed its contractual agreements with its independent sales representatives, whereby the independent sales representatives assume the risks and rewards of ownership at the time the product is shipped. Prior to this change, recognition of revenue and related gross profit on sales to independent sales representatives, along with commissions to independent sales representatives that were directly related to the revenue, was deferred until the independent sales representative delivered the product and title passed to the Company’s end customer. The balance of deferred revenue as of August 27, 2005 and August 28, 2004 was $0 and $5,503, respectively.
     The Company recognizes revenues on its publishing operations based upon the completed contract method, when the products are shipped.
     Provisions for warranty costs related to the Company’s products, sales returns and uncollectible amounts are recorded based on historical information and current trends.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     Product warranty liabilities were as follows:

Charged to
	Balance at	Costs and
	Beginning	Expenses		Balance at End
AAC Group Holding Corp.	of Period	(accruals)	Claims	of Period
Accrued ring repair liability
Year ended August 27, 2005	$1,210	$808	$(836)	$1,182

		Charged to
	Balance at	Costs and
	Beginning	Expenses		Balance at End
American Achievement Corporation	of Period	(accruals)	Claims	of Period
Accrued ring repair liability
Year ended August 27, 2005 (Successor)	$1,210	$808	$(836)	$1,182
March 26, 2004-August 28, 2004 (Successor)	1,500	347	(637)	1,210

August 31, 2003-March 25, 2004 (Predecessor)	1,500	461	(461)	1,500
Year ended August 30, 2003 (Predecessor)	1,520	706	(726)	1,500
Seasonality
     The seasonal nature of the Company’s various businesses tends to be tempered by its broad product mix. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of May through June, as yearbooks are typically shipped prior to each school’s summer break. The Company’s recognition and affinity product line sales are also seasonal. The majority of the Company’s achievement publications are shipped in November and August of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day.
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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     Selling, general and administrative expenses for the Company include advertising expenses of $5,999 for the year ended August 27, 2005.
     Selling, general and administrative expenses for AAC include advertising expenses of $2,446 for the period from March 26, 2004 to August 28, 2004, $5,260 for the period August 31, 2003 to March 25, 2004 and $7,204 for the year ended August 30, 2003.
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
Recent Accounting Pronouncements
     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. During the first quarter of fiscal 2005, the Company adopted the provisions of this pronouncement and noted a reduction of service costs for fiscal 2005 of $93 as a component of net postretirement health care costs attributable to current services and a reduction of $537 in the accumulated postretirement benefit obligation.
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
     In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and the Company does not expect it to have a significant impact on its financial statements.
     In December 2004, FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (FAS 123R”). FAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. FAS 123R is applicable for all interim and annual periods for fiscal years beginning after June 15, 2005. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and the Company does not expect it to have a significant impact on its financial statements.
2. Merger
     On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into AAC (the “Merger”), with AAC continuing as the surviving corporation and a wholly-owned subsidiary of

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
AAC Holding Corp. AAC Holding Corp. is a wholly owned subsidiary of Group Holdings. The Merger was financed by a cash equity investment by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under AAC’s senior secured credit facility and the issuance of $150.0 million aggregate principal amount of AAC’s 8.25% senior subordinated notes due 2012 (the “8.25% Notes”).
     Beginning on March 25, 2004, AAC accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” which results in a new valuation of AAC’s assets and liabilities based upon the fair values as of the date of the Merger. As required under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” AAC has reflected all applicable purchase accounting adjustments in the consolidated financial statements covering periods subsequent to the Merger. As required, AAC established a new basis for assets and liabilities based on the amount paid for ownership at March 25, 2004. Accordingly, the purchase price of $419.2 million was allocated to the assets and liabilities based on their relative fair values.
     AAC estimated the fair value of its assets and liabilities, including intangible assets and property, plant and equipment, as of the Merger date and utilized information available at the time, including outside third party appraisals.
     The purchase price was as follows:

Purchase price	$419,200
Assets acquired	197,714
Liabilities assumed	(125,731)

Net assets acquired	71,983

Excess purchase price over net assets acquired	$347,217

     AAC allocated the purchase price in the Merger as follows:

Current assets	$123,407
Property, plant and equipment	78,301
Goodwill	181,361
Intangible assets	157,928
Other assets	15,390
Current liabilities	(116,102)
Deferred income taxes	(12,043)
Other long-term liabilities	(9,042)

Total purchase price	$419,200

     As a result of the Merger, AAC has reflected pre-Merger periods (“Predecessor”) for results of operations prior to March 25, 2004 and post-Merger periods (“Successor”) for results of operations subsequent to March 25, 2004 in its consolidated financial information and statements.
     During the period from March 26, 2004 to August 28, 2004, AAC recognized in its consolidated statements of operations approximately $6.4 million of excess purchase price allocated to inventory as cost of sales and approximately $4.3 million of additional amortization expense of intangible assets as selling, general and administrative expenses, all as compared to its historical basis of accounting prior to the Merger.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
3. Comprehensive Income (Loss)
     Unrecognized losses on accrued minimum pension liabilities are included in other comprehensive income (loss). The following amounts were included in determining comprehensive income (loss) for the year ended August 27, 2005, periods March 26, 2004 to August 28, 2004 and August 31, 2003 to March 25, 2004 and year ended August 30, 2003.

	AAC Group Holding
	Corp.	American Achievement Corporation
		(Successor)			(Predecessor)
	For the year	For the year	(Successor)	(Predecessor)	For the year
	ended	ended	For the period	For the period	ended
	August 27,	August 27,	March 26, 2004 -	August 31, 2003 -	August 30,
	2005	2005	August 28, 2004	March 25, 2004	2003
Net income (loss)	$2,285	$7,256	$6,466	$(4,583)	$10,766
Adjustment in minimum pension liability (net of tax impact)	(956)	(956)	—	40	(3,017)

Total comprehensive income (loss)	$1,329	$6,300	$6,466	$(4,543)	$7,749

     In conjunction with the Merger, AAC reset its comprehensive income (loss) balance to $0 for purchase accounting treatment.
4. Significant Acquisitions
     Effective January 30, 2004, AAC acquired the assets of C-B Graduation Announcements, LLC, a producer of personalized graduation announcements and related accessories (the “C-B Graduation Announcements Acquisition”). The maximum purchase price payable in connection with this acquisition was approximately $5.9 million in cash, of which approximately $5.0 million was paid at closing (including $1.0 million placed in escrow), with the escrowed amount and balance of the purchase price to be paid pending a post-closing purchase price adjustment. The C-B Graduation Announcements Acquisition was accounted for using the purchase method of accounting. Pro forma results of operations have not been presented since the effect of the C-B Graduation Announcements Acquisition on AAC’s financial position and results of operations is not material.
5. Inventories, Net
     A summary of inventories, net is as follows:

	AAC Group Holding
	Corp.	American Achievement Corporation
	August 27,	August 27,	August 28,
	2005	2005	2004
Raw materials	$9,022	$9,022	$8,853
Work in process	6,306	6,306	7,380
Finished goods	6,790	6,790	6,978
Less-Reserves	(205)	(205)	(188)

	$21,913	$21,913	$23,023

     The Company’s cost of sales includes depreciation and amortization of $9,222 for the year ended August 27, 2005. For AAC, cost of sales included depreciation and amortization of $3,878 for the period from March 26, 2004 to August 28, 2004 and $5,062 for the period from August 31, 2003 to March 25, 2004 and $8,955 for the fiscal year ended 2003.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     Under the Company’s gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facilities and other approved locations, as specified by the agreement. The Company expensed consignment fees of $342 for the year ended August 27, 2005. AAC expensed consignment fees of $180 for the period from August 31, 2003 to March 25, 2004 and $161 for the period from March 26, 2004 to August 28, 2004 and $319 for the year ended August 30, 2003. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of August 27, 2005, the Company held approximately 17,070 ounces of gold valued at approximately $7.5 million on consignment. As of August 28, 2004, AAC held approximately 19,460 ounces of gold valued at approximately $7.9 million on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 days written notice.
6. Prepaid Expenses and Other Current Assets, Net
     Prepaid expenses and other current assets, net consist of the following:

	AAC Group Holding
	Corp.	American Achievement Corporation
	August 27,	August 27,	August 28,
	2005	2005	2004
Sales representative advances	$12,705	$12,705	$12,247
Less-reserve on sales representative advances	(2,536)	(2,536)	(2,383)
Deferred publication and ring costs	4,212	4,212	7,174
Prepaid advertising and promotional materials	3,578	3,578	5,276
Other	4,221	4,221	3,916

	$22,180	$22,180	$26,230

     Included in the Company’s other current assets as of August 27, 2005 is approximately $402 paid for options to purchase gold. The outstanding options at August 27, 2005, expire in various amounts through May 31, 2006. The Company carries these gold options at cost. Included in AAC’s other current assets as of August 28, 2004 is approximately $596 paid for options to purchase gold.
7. Property, Plant and Equipment, Net
     Property, plant and equipment, net consist of the following:

	AAC Group Holding
	Corp.	American Achievement Corporation
	August 27,	August 27,	August 28,
	2005	2005	2004
Land	$9,550	$9,550	$9,550
Buildings and improvements	8,184	8,184	7,752
Tools and dies	21,933	21,933	20,216
Machinery and equipment	49,145	49,145	40,091
Construction in progress	5,864	5,864	4,357

Total	94,676	94,676	81,966
Less-accumulated depreciation	(18,733)	(18,733)	(5,401)

Property, plant and equipment, net	$75,943	$75,943	$76,565

     The Company’s depreciation expense recorded in the accompanying consolidated statements of operations was $13,415 for the year ended August 27, 2005. For AAC, depreciation expense recorded in the accompanying consolidated statements of operations was $5,401 for the period March 26, 2004 to August 28,

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
2004 and $7,406 for the period August 31, 2003 to March 25, 2004 and $12,568 for the year ended August 30, 2003.
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
     The changes in the net carrying amount of goodwill were as follows:

	August 27, 2005
	Class		Graduation	Achievement
AAC Group Holdings Corp.	Rings	Yearbooks	Products	Publications	Other	Total
Balance at beginning of period	$71,033	$64,551	$22,996	$11,569	$11,931	$182,080
Finalization of previously estimated taxes and transaction costs associated with professional services in connection with the Merger	759	690	246	124	127	$1,946

Balance at end of period	$71,792	$65,241	$23,242	$11,693	$12,058	$184,026

	August 27, 2005 (Successor)
	Class		Graduation	Achievement
American Achievement Corporation	Rings	Yearbooks	Products	Publications	Other	Total
Balance at beginning of period	$71,033	$64,551	$22,996	$11,569	$11,931	$182,080
Finalization of previously estimated taxes and transaction costs associated with professional services in connection with the Merger	759	690	246	124	127	$1,946

Balance at end of period	$71,792	$65,241	$23,242	$11,693	$12,058	$184,026

	For the Period March 26, 2004 to August 28, 2004 (Successor)
	Class		Graduation	Achievement
American Achievement Corporation	Rings	Yearbooks	Products	Publications	Other	Total
Balance at beginning of period	$65,780	$60,610	$17,915	$10,576	$11,563	$166,444
Purchase price adjustments	5,253	3,941	5,081	993	368	$15,636

Balance at end of period	$71,033	$64,551	$22,996	$11,569	$11,931	$182,080

	For the Period August 31, 2003 to March 25, 2004 (Predecessor)
	Class		Graduation	Achievement
American Achievement Corporation	Rings	Yearbooks	Products	Publications	Other	Total
Balance at beginning of period	$65,630	$57,420	$17,862	$10,297	$10,850	$162,059
Goodwill acquired during the period	150	3,190	53	279	713	$4,385

Balance at end of period	$65,780	$60,610	$17,915	$10,576	$11,563	$166,444

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
Other Intangible Assets
     Other intangible assets consisted of the following:

	Estimated	Gross	Accumulated	Net
AAC Group Holding Corp.	Useful Life	Asset	Amortization	Asset
At August 27, 2005
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	14,620	(2,475)	12,145
Patents	14 to 17 years	7,317	(629)	6,688
Customer lists and distribution contracts	3 to 12 years	100,516	(16,179)	84,337

		$172,548	$(19,283)	$153,265

	Estimated	Gross	Accumulated	Net
American Achievement Corporation	Useful Life	Asset	Amortization	Asset
At August 27, 2005
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(2,120)	8,992
Patents	14 to 17 years	7,317	(629)	6,688
Customer lists and distribution contracts	3 to 12 years	100,516	(16,179)	84,337

		$169,040	$(18,928)	$150,112

At August 28, 2004
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(624)	10,488
Patents	14 to 17 years	7,317	(185)	7,132
Customer lists and distribution contracts	3 to 12 years	100,516	(4,758)	95,758

		$169,040	$(5,567)	$163,473

     For Group Holdings, total amortization on other intangible assets was $13,716 for the year ended August 27, 2005, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2006 through 2010 is approximately $13.7 million each year.
     For AAC, total amortization on other intangible assets was $13,361 for the year ended August 27, 2005, $5,567 for the period March 26, 2004 to August 28, 2004 and $2,156 for the period August 31, 2003 to March 25, 2004 and $3,361 for the year ended August 30, 2003, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2006 through 2010 is approximately $13.4 million each year.
     The increase in goodwill and other intangible assets is predominantly attributable to the effect of purchase accounting in connection with the merger as discussed in Note 2. In addition, AAC acquired the net assets of C-B Graduation Announcements in January 2004 for $5.0 million in cash. The purchase price allocation was $0.6 million to net tangible assets and $4.4 million to goodwill. Acquisitions are accounted for as purchases and, accordingly, have been included in AAC’s consolidated results of operations since the acquisition date.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
9. Accrued Expenses
     Accrued expenses consists of the following:

	AAC Group
	Holding Corp.	American Achievement Corporation
	August 27,	August 27,	August 28,
	2005	2005	2004
Commissions and royalties	$7,896	$7,896	$9,005
Compensation and related costs	6,683	6,683	7,744
Accumulated pension and postretirement benefit cost	4,984	4,984	4,875
Accrued sales and property taxes	1,332	1,332	1,795
Accrued workman’s compensation and medical claims	1,058	1,058	1,751
Capital lease obligations, short term	1,250	1,250	1,230
Other	3,060	3,049	3,414

	$26,263	$26,252	$29,814

10. Long-term Debt
     Long-term debt consists of the following:

	AAC Group
	Holding Corp.	American Achievement Corporation
	August 27,	August 27,	August 28,
	2005	2005	2004
10.25% Senior discount notes due 2012 (net of unamortized discount of $34,844)	$96,656	$—	$—
8.25% Senior subordinated notes due 2012	150,000	150,000	150,000
11.625% Senior unsecured notes due 2007 (net of unamortized discount of $30)	—	—	6,045
Senior secured credit facility
Revolving credit facility due 2010	—	—	—
Term loan due 2011	139,120	139,120	154,613

Total	385,776	289,120	310,658
Less current portion of long-term debt	(1,409)	(1,409)	(1,550)

Total long-term debt	$384,367	$287,711	$309,108

10.25% Senior Discount Notes
     On November 16, 2004 Group Holdings issued the 10.25% Notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Group Holdings’ common stock from its stockholders. Group Holdings was formed on November 8, 2004 and has no operations separate from its ownership in AAC. Interest accrues on the 10.25% Notes in the form of an increase in the accreted value of the notes prior to October 1, 2008. Thereafter, cash interest on the 10.25% Notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009 at a rate of 10.25% per annum. Group Holdings has no independent operating assets or liabilities other than its investment in AAC.
     At any time on or after October 1, 2008, Group Holdings may redeem the 10.25% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to October 1, 2007, Group Holdings may redeem up to 35% of the aggregate accreted value of the 10.25% Notes with the proceeds of qualified equity offerings at a redemption price equal to 110.25% of the accreted value.
     If a change in control as defined in the indenture relating to the 10.25% Notes occurs prior to October 1, 2008, Group Holdings must give the holders of the 10.25% Notes the opportunity to sell their 10.25% Notes to Group Holdings at 101% of the accreted value of the 10.25% Notes, plus accrued interest. If a change in control as defined in the indenture relating to the 10.25% Notes occurs following October 1, 2008, Group Holdings must give the holders of the 10.25% Notes the opportunity to sell their 10.25% Notes to Group Holdings at 101% of the aggregate principal amount at maturity of the 10.25% Notes, plus accrued interest.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     Additionally, the terms of the 10.25% Notes limit Group Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions to the indenture governing the 8.25% Notes and the Senior Credit Facility (as defined below). As of August 27, 2005, Group Holdings was in compliance with all such provisions.
8.25% Senior Subordinated Notes
     On March 25, 2004, AAC issued $150 million of the 8.25% Notes. The 8.25% Notes bear interest at a stated rate of 8.25%. The 8.25% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of AAC’s existing and future senior indebtedness, including obligations under the Company’s Senior Credit Facility (as defined below), pari passu in right of payment with any of the Company’s future senior subordinated indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The 8.25% Notes are guaranteed by certain of the Company’s existing domestic subsidiaries (non guarantor subsidiaries are minor), and will be guaranteed by certain of the Company’s future domestic subsidiaries. The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the applicable guarantor, pari passu in right of payment with any future senior subordinated debt of such guarantor and senior in right of payment to any future subordinated indebtedness of such guarantor.
     The Company may not redeem the 8.25%Notes until on or after April 1, 2008, except that the Company, in connection with certain equity offerings, may redeem up to 35 percent of the 8.25% Notes before the third anniversary of the issue date of the 8.25% Notes as long as (a) the Company pays a specified percentage of the principal amount of the 8.25% Notes, plus interest, (b) the Company redeems the 8.25% Notes within 90 days of completing a public equity offering and (c) at least 65 percent of the aggregate principal amount of the 8.25% Notes originally issued remains outstanding afterward.
     If a change in control as defined in the indenture relating to the 8.25% Notes occurs, the Company must give the holders of the 8.25% Notes the opportunity to sell their 8.25% Notes to the Company at 101 percent of the principal amount of the 8.25% Notes, plus accrued interest.
     The 8.25% Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the indenture governing the 8.25% Notes). In addition, the 8.25% Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the indenture governing the 8.25% Notes). The Company was in compliance with the 8.25% Notes covenants as of August 27, 2005.
11.625% Senior Unsecured Notes
     On February 20, 2002, AAC issued $177 million of senior unsecured notes (the “Unsecured Notes”) due in 2007. The Unsecured Notes bear interest at a stated rate of 11.625%. The Unsecured Notes were issued at a discount of 0.872% resulting in net proceeds of approximately $175.5 million before considering financing costs. The effective rate of the Unsecured Notes after discount is approximately 13.0%. The Unsecured Notes rank pari passu with AAC’s existing and future senior indebtedness, including obligations under AAC’s Senior Credit Facility (as defined below). The Unsecured Notes are guaranteed by AAC’s domestic subsidiaries (non guarantor subsidiaries are minor), and the guarantees rank pari passu with future senior debt of AAC and its subsidiaries. The Unsecured Notes and the guarantees on the Unsecured Notes are effectively subordinated to any of AAC’s secured debt.
     On March 25, 2004, as discussed in Note 2, pursuant to the debt tender offer for the Unsecured Notes, AAC retired $170.9 million of outstanding Unsecured Notes for an aggregate $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     On May 15, 2005, the Company redeemed the remaining outstanding $6.1 million of Unsecured Notes. In accordance with the indenture governing the Unsecured Notes, the redemption price was 105.813% of the principal amount of notes redeemed, plus accrued and unpaid interest.
11% Senior Subordinated Notes
     Commemorative Brands, Inc.’s (“CBI”) 11% Notes were scheduled to mature on January 15, 2007. On March 25, 2004, as discussed in Note 2, AAC redeemed all of the outstanding 11% Notes for an aggregate of $42.1 million. The tender for the $177.0 million Unsecured Notes and the $41.4 million 11% Notes was the direct result of the Merger. The consummation of the Merger was subject to the consent and a debt tender offer to acquire these notes. The subsequent tender offer costs and early redemption expenses of the debt directly related to the cost of the transaction and was included as part of the purchase price.
Senior Secured Credit Facility
     In conjunction with the consummation of the Merger, on March 25, 2004, AAC entered into a $195.0 million senior credit facility (the “Senior Credit Facility”) which includes a $155.0 million term loan and up to $40.0 million available under a revolving credit facility. The Senior Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of AAC, and certain of AAC’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). As of August 27, 2005, assets of AAC subject to lien under the Senior Credit Facility were approximately $322.7 million. All of AAC’s obligations under the Senior Credit Facility are fully and unconditionally guaranteed by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries.
     The term loan of the Senior Credit Facility is due in March 2011. Quarterly payments of $352 are made through 2011. The term loan of the Senior Credit Facility has an interest rate based on the prime rate, plus points based on a calculated leverage ratio. The weighted average interest rate on the term loan of the Senior Credit Facility was approximately 6.0% at August 27, 2005.
     During the year ended August 27, 2005, the Company paid down $15.5 million of the term loan of the Senior Credit Facility, of which $1.5 million were four mandatory quarterly payments.
     The revolving credit facility matures in March 2010. Availability under the revolving credit facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement governing the Senior Credit Facility. Availability under the revolving credit facility as of August 27, 2005 was approximately $38.1 million with $1.9 million in letters of credit outstanding.
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
     AAC was in compliance with the Senior Credit Facility’s covenants as of August 27, 2005.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     Long-term debt outstanding as of August 27, 2005 matures as follows:

		American
	AAC Group	Achievement
	Holding Corp.	Corporation
	Amount	Amount
Fiscal year ending	maturing	maturing
2006	$1,409	$1,409
2007	1,409	1,409
2008	1,409	1,409
2009	1,409	1,409
2010	1,409	1,409
Thereafter	378,731	282,075

Total	385,776	289,120
Less current portion of long-term debt	(1,409)	(1,409)

	$384,367	$287,711

     Group Holdings’ weighted average interest rate on debt outstanding as of August 27, 2005 was 7.7%.
     AAC’s weighted average interest rate on debt outstanding as of August 27, 2005 and August 28, 2004 was 6.9% and 10.1%, respectively.
     The Company’s management believes the carrying amount of long-term debt approximates fair value within 1.5% as of August 27, 2005 and August 28, 2004, based upon its analysis of current rates offered for debt with the same or similar debt terms.
11. Commitments and Contingencies
Leases
     Certain Company facilities and equipment are leased under agreements expiring at various dates through 2018. The Company’s commitments under the noncancellable portion of all operating and capital leases for each of the five years ending after August 27, 2005 and thereafter are approximately as follows:

	Operating
Fiscal Year Ending	Expense	Capital
2006	$2,101	$1,349
2007	1,577	1,332
2008	1,063	174
2009	514	—
2010	376	—
Thereafter	1,887	—
Interest	—	(139)

	$7,518	$2,716

     Some of the Company’s rental property leases contain options to renew the leased space for periods up to an additional ten years.
     For the Company, lease and rental expense included in the accompanying consolidated statements of operations was $3,316 for the year ended August 27, 2005. The total balance of gross capital lease assets is $5,022 as of August 27, 2005 with accumulated depreciation of $839 and $284. Capital lease assets are carried on the balance sheet under machinery and equipment, net and their corresponding liabilities are carried under accrued expenses (short-term portion) and other long-term liabilities (long-term portion). Capital lease liabilities are $2,716 as of August 27, 2005.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     For AAC, lease and rental expense included in the accompanying consolidated statements of operations was $1,407 for the period March 26, 2004 to August 28, 2004 and $2,506 for the period August 31, 2003 to March 25, 2004 and $3,931 for the year ended August 30, 2003. The total balance of gross capital lease assets was $5,022 as of August 28, 2004, with accumulated depreciation of $284. Capital lease assets are carried on the balance sheet under machinery and equipment, net and their corresponding liabilities are carried under accrued expenses (short-term portion) and other long-term liabilities (long-term portion). Capital lease liabilities were $3,945 as of August 28, 2004.
Pending Litigation
     On February 11, 2004, Frederick Goldman, Inc. (the “Licensee”) filed an arbitration claim against the AAC’s subsidiary, CBI, for an unspecified monetary amount alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the Licensee to a non-exclusive license. The arbitration proceedings have concluded with the arbitrator ruling that the Licensee has an exclusive license. In addition, on February 10, 2004, the Licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting third parties rights in violation of the Licensee’s exclusive rights under the license agreement. The district court claim seeks injunctive and monetary relief. The Licensee has not specified the exact amount of monetary relief it seeks, but has asked for an amount not less than $10.0 million. Trial in this action is currently scheduled to commence in or about February 2007. The Company is presently unable to assess the likelihood of an adverse judgment or assess the likely range of possible loss to the Company.
     On August 2, 2004, AAC’s subsidiary Taylor Publishing filed a motion in United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 03-75562-SCS to recover certain data and documents pursuant to a teleservices contract between Taylor Publishing and Abacus Communications, LC, or Abacus, the chapter 11 debtor. Subsequent to court approval of Abacus turning over the documents and data requested, Abacus filed a counterclaim against Taylor Publishing for approximately $840,000 plus interest for unpaid billings that it claims are owed under the teleservices contract with Taylor Publishing. In February 2005, the Company reached a settlement with Abacus, which did not have a material impact on its results of operations, financial condition or cash flow.
     The Company is not a party to any other pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company’s results of operations, financial condition or cash flow.
Employment Contracts
     The Company has employment agreements with its executive officers, the terms of which expire at various times through August 2006. Unless terminated, one executive officer’s employment agreement adds one day to the term for each day that passes, and accordingly, there are always two years remaining on the term. The remaining executive officers’ terms will be automatically extended for an additional one year term. Such agreements, which have been revised from time-to-time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses for a certain executive that are payable if specific management goals are attained. The aggregate commitment for future salaries as of August 27, 2005, excluding bonuses, was approximately $2.1 million.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
12. Employee Compensation and Benefits
Postretirement Pension and Medical Benefits
     CBI provides certain healthcare and life insurance benefits for former employees of L.G. Balfour (“CBI Plan”). Certain hourly employees of Taylor are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI Plan and TPC Plan are based primarily on the employees’ years of service and compensation near retirement. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.
     The following table sets forth the funded status of each plan:

	AAC Group Holding Corp.		American Achievement Corporation
	August 27, 2005		August 27, 2005		August 28, 2004
	Taylor	CBI	Taylor	CBI	Taylor	CBI
	pension	post-retirement	pension	post-retirement	pension	post-retirement
Change in benefit obligation:
Obligation beginning of the year	$13,664	$7,186	$13,664	$7,186	$14,216	$4,703
Service cost	78	—	78	—	86	—
Interest cost	835	152	835	152	834	274
Actuarial loss (gain)	212	(2,680)	212	(2,680)	(1,348)	2,816
Benefit payments	(607)	(332)	(607)	(332)	(649)	(607)
Change in discount rate	2,181	—	2,181	—	525	—

Obligation, end of year	$16,363	$4,326	$16,363	$4,326	$13,664	$7,186

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$10,201	$—	$10,201	$—	$9,461	$—
Actual return of plan assets	782	—	782	—	762	—
Employer contributions	745	332	745	332	627	607
Benefit payments	(607)	(332)	(607)	(332)	(649)	(607)

Fair value of plan assets, end of year	$11,121	$—	$11,121	$—	$10,201	$—

Funded status:
Unfunded accumulated benefit obligation in excess of plan assets	$(5,241)	$(4,326)	$(5,241)	$(4,326)	$(3,692)	$(7,185)
Unrecognized net loss (gain)	1,567	(2,395)	1,567	(2,395)	(877)	—
Contributions from measurement date to period end	125	—	125	—	230	—

Accumulated postretirement benefit cost, current and long-term	$(3,549)	$(6,721)	$(3,549)	$(6,721)	$(4,339)	$(7,185)

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     The net periodic postretirement benefit cost includes the following components:

	AAC Group Holding Corp.
	August 27, 2005
		CBI
	Taylor	post -
	pension	retirement
Service costs, benefits attributed to Service during the period	$78	$—

Interest cost	835	152
Expected return on assets	(833)	—
Amortization of unrecognized net loss (gain)	—	(284)
Amortization of unrecognized net prior service costs	—	—

Net periodic postretirement benefit cost	$80	$(132)

	American Achievement Corporation
			(Successor)		(Predecessor)
			For the period		For the period
	(Successor)		March 26, 2004 -		August 31, 2003 -		(Predecessor)
	August 27, 2005		August 28, 2004		March 25, 2004		August 30, 2003
		CBI		CBI		CBI		CBI
	Taylor	post -	Taylor	post-	Taylor	post-	Taylor	post-
	pension	retirement	pension	retirement	pension	retirement	pension	retirement
Service costs, benefits attributed to Service during the period	$78	$—	$21	$—	$65	$—	$397	$—
Interest cost	835	152	207	104	627	170	781	282
Expected return on assets	(833)	—	(195)	—	(631)	—	(814)	—
Amortization of unrecognized net loss (gain)	—	(284)	—	9	162	83	68	33
Amortization of unrecognized net prior service costs	—	—	—	16	—	154	—	291

Net periodic postretirement benefit cost	$80	$(132)	$33	$129	$223	$407	$432	$606

     Amounts recognized in the consolidated balance sheet are as follows:

	AAC Group Holding Corp.		American Achievement Corporation
	August 27, 2005		August 27, 2005		August 28, 2004
	Taylor	CBI	Taylor	CBI	Taylor	CBI
	pension	post-retirement	pension	post-retirement	pension	post-retirement
Accumulated benefit liability	$3,549	$6,721	$3,549	$6,721	$4,339	$7,185
Accumulated other comprehensive loss (net of tax impact)	$956	—	$956	—	—	—

Accrued benefit cost	$(5,241)	$(6,721)	$(5,241)	$(6,721)	$(4,569)	$(7,185)
Accumulated other comprehensive income (loss)	1,567	—	1,567	—	—	—
Contributions from measurement date to period end	125	—	125	—	230	—

Net amount recognized	$(3,549)	$(6,721)	$(3,549)	$(6,721)	$(4,339)	$(7,185)

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. During the first quarter of fiscal 2005, the Company adopted the provisions of this pronouncement and noted a reduction of service costs for fiscal 2005 of $93 as a component of net postretirement health care costs attributable to current services and a reduction of $537 in the accumulated postretirement benefit obligation.
     For the Company, the weighted average discount rate used in determining the accumulated postretirement benefit obligation for the CBI Plan was 4.0 percent for year ended August 27, 2005. For AAC, the weighted average discount rate used in determining the accumulated postretirement benefit obligation for the CBI Plan was 3.5 percent for the periods March 26, 2004 to August 28, 2004 and August 31, 2003 to March 25, 2004 and 6.25 percent for the fiscal year ended 2003. As the plan is unfunded, no assumption was needed as to the long-term rate of return on assets.
     For the Company, for measurement purposes for the CBI Plan, a 10 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for fiscal year 2005 grading down to 5.5 percent in the year 2010. The healthcare cost trend rate assumption has a significant effect on the amounts reported. Increasing (or decreasing) the assumed healthcare cost trend rate one percentage point in each year would increase (or decrease) the accumulated postretirement benefit obligation by $273, or 6 percent, as of August 27, 2005 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $9, or 7 percent, for the fiscal year ended 2005.
     For AAC, for measurement purposes for the CBI Plan, a 10 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for the periods March 26, 2004 to August 28, 2004 and August 31, 2003 to March 25, 2004 and fiscal year 2003 grading down to 5.5 percent in year 2008 and grading down to 4.5 percent in year 2009, respectively. The healthcare cost trend rate assumption has a significant effect on the amounts reported. Increasing (or decreasing) the assumed healthcare cost trend rate one percentage point in each year would increase (or decrease) the accumulated postretirement benefit obligation by $292, or 4 percent as of August 28, 2004, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $7, or 7 percent, for the period March 26, 2004 to August 28, 2004 and by $11, or 7 percent, for the period August 31, 2003 to March 25, 2004.
     For the Company, for measurement purposes for the TPC Plan, the weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.25 percent as of August 27, 2005; the long-term rate of return on plan assets was 8.0 percent as of August 27, 2005; and the annual salary increases were assumed to be 3.25 percent as of August 27, 2005.
     For AAC, for measurement purposes for the TPC Plan, the weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.25 percent as of August 28, 2004, 5.75 percent as of March 25, 2004 and 6.0 percent as of August 30, 2003; the long-term rate of return on plan assets was 8.0 percent as of August 28, 2004 and 9.0 percent as of March 25, 2004 and August 30, 2003; and the annual salary increases were assumed to be 3.25 percent as of August 28, 2004 and March 25, 2004 and 4.5 percent as of August 30, 2003.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     The weighted-average asset allocations for TPC Plan as of the measurement date of 2005 and 2004, by asset category, are as follows:

Asset Category	2005	2004	Target
Equity securities	71.0%	66.0%	40.0 – 60.0%
Debt securities	29.0%	34.0%	30.0 – 55.0%

	100.0%	100.0%	100.0%

     The expected long-term rate of return of the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Long-term historical relationships between equity and debt securities are considered, along with the general investment principles for assets of higher volatility generating higher returns over the long-term, and consideration of current market factors such as inflation and interest rates. Equity securities are expected to return 8% to 10% over the long-term, while debt securities are expected to return between 3% and 6%.
     The Company’s projections of future cash flows for the CBI Plan are as follows for each of the fiscal years ending:

	Expected
	Costs
	Without	Expected
	Medicare	Medicare
	Subsidy	Subsidy	Expected Net Costs
2006	$486	$38	$448
2007	488	58	430
2008	483	58	425
2009	472	57	415
2010	456	55	401
2011-2015	1,914	236	1,678
     The Company’s projected contributions include $625 to the TPC Plan in 2006. The actual amount of contributions is dependent upon the actual return on plan assets. Future benefit payments for the TPC Plan, which reflect expected future service, as appropriate, are expected to be paid as follows for each of the fiscal years ending:

2006	$660
2007	681
2008	722
2009	758
2010	788
2011-2015	4,471
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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
American Achievement Corporation 401(K) Plan
     Effective January 1, 2002, the Taylor 401(K) Plan and the CBI 401(K) Plan were merged into the American Achievement Corporation 401(K) Plan (“Plan”). The plan covers substantially all nonunion employees of the Company. The plan matches 50 percent of participants’ voluntary contributions up to a discretionary percent determined by the Company. The discretionary percentage in effect for the Plan year ended December 31, 2004 was up to 3 percent for hourly employees and up to 4 percent for salaried and office hourly employees. The Company made contributions of approximately $720 for the fiscal year ended August 27, 2005. AAC made contributions of approximately $328 for the period March 26, 2004 to August 28, 2004 and $418 for the period August 31, 2003 to March 25, 2004.
13. Income Taxes
     The Company and its wholly-owned and majority owned domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes reflected in the consolidated statements of operations consists of the following:

	AAC Group Holding
	Corp.	American Achievement Corporation
		(Successor)	(Successor)	(Predecessor)	(Predecessor)
			For the Period Ended	For the Period Ended
	Fiscal Year Ended	Fiscal Year Ended	March 26, 2004 -	August 31, 2003 -	Fiscal Year Ended
	August 27,	August 27,	August 28,	March 25,	August 30,
	2005	2005	2004	2004	2003
Federal—
Current	$40	$48	$—	$—	$—
Deferred	1,773	4,281	3,867	—	—
State—
Current	177	177	150	—	132
Deferred	202	489	442	—	—

	$2,192	$4,995	$4,459	$—	$132

     The provision for income taxes differs from the amount that would be computed if the income (loss) before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

	AAC Group Holding
	Corp.	American Achievement Corporation
		(Successor)	(Successor)	(Predecessor)	(Predecessor)
			For the Period Ended	For the Period Ended
	Fiscal Year Ended	Fiscal Year Ended	March 26, 2004 -	August 31, 2003 -	Fiscal Year Ended
	August 27,	August 27,	August 28,	March 25,	August 30,
	2005	2005	2004	2004	2003
Computed tax provision at statutory rate	$1,567	$4,288	$3,824	$1,605	$3,705
State taxes, net of federal benefit	219	619	592	272	87
Non-deductible interest on high-yield debt	219	—	—	—	—
Change in valuation allowance and other	187	88	43	(1,877)	(3,660)

Total income tax provision	$2,192	$4,995	$4,459	—	$132

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     Deferred tax assets and liabilities consist of the following:

	AAC Group Holding
	Corp.	American Achievement Corporation
	August 27,	August 27,	August 28,
	2005	2005	2004
Deferred tax assets
Allowances and reserves	$2,304	$2,304	$1,947
Net operating loss carryforwards	41,998	41,832	44,638
Accrued interest	2,636	—	—
Accrued liabilities and other	5,106	5,113	8,632

Total deferred tax assets	52,044	49,249	55,217

Less valuation allowance	—	—	—

Net deferred tax assets	$52,044	$49,249	$55,217

Deferred tax liabilities
Depreciation	11,633	11,633	11,511
Amortization of intangibles	58,715	58,715	58,971
Prepaids and other	267	267	414

Total deferred tax liabilities	70,615	70,615	70,896

Net deferred tax assets (liabilities)	$(18,571)	$(21,366)	$(15,679)

Short-term deferred tax assets	$6,760	$6,760	$10,165
Long-term deferred tax liabilities	(25,331)	(28,126)	(25,844)

Net deferred tax assets (liabilities)	$(18,571)	$(21,366)	$(15,679)

     Upon the Merger on March 25, 2004, AAC recorded a net deferred tax liability of approximately $12.9 million due to differences between book and tax basis of acquired assets and assumed liabilities and historical differences between book and tax basis that were previously offset by a valuation allowance.
     For tax reporting purposes, the Company has a U.S. net operating loss carryforward of approximately $108 million as of August 27, 2005. Utilization of the net operating loss carryforwards is contingent on the Company’s ability to generate income in the future and may be subject to an annual limitation due to the “change in ownership” provisions of the IRC, as amended. The net operating loss carryforwards will expire in various years through 2024 if not previously utilized. The annual limitation may result in the expiration of the net operating losses before utilization.
14. Stockholders’ Equity
     On March 25, 2004, as part of the Merger discussed in Note 2, AAC Holding Corp., AAC’s parent company, issued substantially all of its outstanding equity interests to an investor group led by Fenway Partners for $102.0 million. All previously issued shares of preferred stock or common stock of AAC, and all warrants, options and other rights to acquire preferred stock or common stock of AAC (including the right and option in the employment agreement described below) were redeemed, cancelled or exchanged as part of the Merger discussed in Note 2.
Stock-based Compensation Plan
     As discussed above, on March 25, 2004, as part of the Merger, all options to acquire preferred stock or common stock of AAC were redeemed, cancelled or exchanged.
     During the year ended August 30, 2003, AAC issued options to employees to purchase 28,500 shares of Common and to a director to purchase 1,059 shares of Common. The weighted average exercise price of these grants were $6.22 per share. A portion of the options, 10,000, vested on the grant date, with the remaining options vesting ratably over a four year period.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     No options were granted by AAC during the period August 31, 2003 to March 25, 2004 and during the period March 26, 2004 and the year ended August 28, 2004. No options were granted by the Company during the year ended August 27, 2005.
     Incentive stock options for 94,859 shares and nonqualified stock options for 2,933 shares of the AAC’s common stock were outstanding as of August 30, 2003. The weighted average remaining contractual life of all outstanding options was 7.59 years at August 30, 2003. A summary of the status of the AAC’s 2000 Stock Option Plan as of March 25, 2004, August 30, 2003 and August 31, 2002, and changes during the periods then ended are presented below:

	(Predecessor)		(Predecessor)
	August 30, 2003 to
	March 25, 2004		August 30, 2003
		Weighted		Weighted
	Shares of	Average	Shares of	Average
	Common	Exercise	Common	Exercise
	Stock	Price	Stock	Price
Outstanding at beginning of period	97,792	$4.50	72,083	$3.86
Granted	—	—	29,559	6.22
Exercised	—	—	—	—
Canceled	(1,138)	3.39	(3,850)	3.18
Conversion of options at Merger	(96,654)	—	—	—

Outstanding at end of period	—	$—	97,792	$4.50

Options exercisable at period-end	—	$—	58,413	$5.08
Weighted average fair value of options granted during the period		$—		$2.64
     The fair value of each grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years ended 2003 and 2002: dividend yield of nil; expected volatility of 25.00% and 27.99%, respectively; risk-free interest rate of 3.93% and 4.88%, respectively; and expected life of 10 years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because AAC’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.
15. Related-Party Transactions
     Amounts paid under a management agreement with Castle Harlan, Inc. totaled $2,250 for the period August 31, 2003 to March 25, 2004 and $3,000 for the year ended August 30, 2003.
     On March 25, 2004 upon consummation of the Merger, AAC entered into a new management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid under the new management agreement totaled $3,000 by the Company for the year ended August 27, 2005 and $800 by AAC for the period March 26, 2004 to August 28, 2004.
     As of August 27, 2005, the Company had prepaid management fees of approximately $250 and as of August 28, 2004, AAC had accrued management fees of approximately $500.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
16. Business Segments
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

	AAC Group Holding Corp.
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 27, 2005
Net sales	$120,662	$112,432	$40,854	$20,110	$21,570	$315,628
Interest expense, net	12,199	11,086	3,950	1,987	2,049	$31,271
Depreciation and amortization	8,695	10,269	2,814	1,977	1,526	$25,281
Segment operating income	10,761	16,613	3,720	4,871	(217)	$35,748
Capital expenditures	3,273	7,585	1,060	198	679	$12,795
As of August 27, 2005
Goodwill	71,792	65,241	23,242	11,693	12,058	$184,026
Segment assets	201,528	174,787	65,242	37,687	33,615	$512,859

	American Achievement Corporation
	(Successor)
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 27, 2005
Net sales	$120,662	$112,432	$40,854	$20,110	$21,570	$315,628
Interest expense, net	9,167	8,330	2,968	1,493	1,539	$23,497
Depreciation and amortization	8,695	10,269	2,814	1,977	1,526	$25,281
Segment operating income (loss)	10,761	16,613	3,720	4,871	(217)	$35,748
Capital expenditures	3,273	7,585	1,060	198	679	$12,795
As of August 27, 2005
Goodwill	71,792	65,241	23,242	11,693	12,058	$184,026
Segment assets	200,208	173,587	64,815	37,472	33,393	$509,475

	American Achievement Corporation
	(Successor)
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
For the Period March 26, 2004—August 28, 2004
Net sales	$45,980	$91,109	$12,315	$8,266	$9,680	$167,350
Interest expense, net	4,001	3,636	1,296	652	672	$10,257
Depreciation and amortization	3,407	4,402	1,103	823	609	$10,344
Segment operating income	1,552	19,465	(16)	1,884	(1,703)	$21,182
Capital expenditures	1,645	947	533	279	261	$3,665
As of August 28, 2004
Goodwill	71,033	64,551	22,996	11,569	11,931	$182,080
Segment assets	213,220	176,097	69,028	37,323	35,318	$530,986

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)

	American Achievement Corporation
	(Predecessor)
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
For the Period August 31, 2003—March 25, 2004
Net sales	$76,545	$20,236	$27,351	$11,690	$10,899	$146,721
Interest expense, net	6,558	5,607	2,124	1,074	1,092	$16,455
Depreciation and amortization	2,784	3,977	902	359	508	$8,530
Segment operating income (loss)	10,278	(6,870)	3,854	4,175	435	$11,872
Capital expenditures	2,002	8,880	648	729	534	$12,793

	(Predecessor)
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 30, 2003
Net sales	$127,624	$105,038	$34,736	$20,122	$20,911	$308,431
Interest expense, net	11,975	9,856	3,259	1,888	1,962	$28,940
Depreciation and amortization	4,124	7,445	1,122	667	791	$14,149
Segment operating income	16,421	10,165	3,783	8,716	753	$39,838
Capital expenditures	3,941	5,500	1,073	19	710	$11,243

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
As of the date of this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure control and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the year end audit, several deficiencies related to the application of generally accepted accounting principles were noted, which are collectively considered to be a material weakness in internal control over financial reporting. The deficiencies related to the timing of revenue recognition and the determination and accuracy of certain liabilities and the related expenses. The errors that resulted from these deficiencies were corrected prior to the completion of the audit and, as a result, did not have any effect on the reported year end earnings and did not have any material effect on previous reported earnings. The Company intends to implement remediation plans to address these deficiencies prior to its required compliance date under Section 404 of the Sarbanes-Oxley Act of 2002. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Additionally, our President and Chief Executive Officer and Chief Financial Officer determined, as of the date of this report, that there was no change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.
PART III
Item 10. Directors and Executive Officers of the Registrants
     The following table sets forth information about our boards of directors and executive officers:

Name	Age	Position
Donald J. Percenti	48	President, Chief Executive Officer and Director of AAC
Sherice P. Bench	45	Chief Financial Officer, Secretary and Treasurer
Charlyn A. Daugherty*	57	Senior Vice President—Manufacturing Operations
Parke H. Davis*	62	Senior Vice President—Retail Products
Peter Lamm	54	Director of Group Holdings and AAC
Mac LaFollette	40	Director of Group Holdings and AAC
W. Gregg Smart	45	Director of Group Holdings and AAC
Sanjay Morey	34	Director of Group Holdings and AAC
David G. Fiore	58	Director of AAC

*	In September 2005, the Company informed Ms. Daugherty and Mr. Davis that it would not be renewing their respective employment agreements on December 15, 2005. We have not yet hired replacements for Ms. Daugherty or Mr. Davis.
     Donald J. Percenti has been our President and Chief Executive Officer since September 2005, at which time he also joined the board of directors of AAC. Prior to that he served as our Senior Vice President—On Campus and General Manager—Printing since 1996. From 1991 to 1996, he was Vice President—Sales and Marketing of L.G. Balfour Company, the prior owner of Balfour. From 1977 to 1991, Mr. Percenti was employed by Balfour in various capacities.
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
     Charlyn A. Daugherty has been Senior Vice President—Manufacturing Operations since 1999. From 1996 to 1999, she was Vice President—Manufacturing of our Predecessor and from 1989 to 1996, she was President—Manufacturing Division of CJC Holdings. Prior to 1989, Ms. Daugherty was Administrative Vice President of R. Johns, Ltd. In September 2005, the Company informed Ms. Daugherty that it would not be renewing her employment agreement on December 15, 2005.
     Parke H. Davis has been Senior Vice President—Retail Products since 1996. From 1991 to 1996, Mr. Davis was President—Class Ring Division of CJC Holdings and before that served as its

President—Keepsake Division and its President—College Class Ring Sales. In September 2005, the Company informed Mr. Davis that it would not be renewing his employment agreement on December 15, 2005.
     David G. Fiore has been a member of the board of directors of AAC since July 2000. Mr. Fiore served as the President and Chief Executive Officer of AAC until his retirement in September 2005. Since August 1999, Mr. Fiore was President, CEO and a director of our Predecessor. Prior to joining our Predecessor, Mr. Fiore was the President and CEO of Reliant Building Products, Inc. from 1992 to 1998. From 1988 to 1992, Mr. Fiore was the President and CEO of CalTex Industries, Inc. and held the positions of Division General Manager, VP of Manufacturing and Director of Marketing with the Atlas Powder Company from 1977 to 1988.
     Peter Lamm joined AAC’s board of directors upon the effectiveness of the Merger and has served as a director of Group Holdings since inception. Mr. Lamm is the Chairman and Chief Executive Office of Fenway Partners. Mr. Lamm founded Fenway Partners in 1994. He was previously a General Partner of the investment partnerships managed by Butler Capital Corporation and a Managing Director of BCC. Prior to joining Butler Capital in 1982, Mr. Lamm was involved in launching Photoquick of America, Inc., a family business. Mr. Lamm received an M.B.A. from Columbia University School of Business and a B.A. in English Literature from Boston University.
     Mac LaFollette joined AAC’s board of directors upon the effectiveness of the Merger and has served as a director of Group Holdings since inception. Mr. LaFollette is a Managing Director of Fenway Partners. Prior to joining Fenway Partners in 2000, Mr. LaFollette was a Director in the Leveraged Finance group at Credit Suisse First Boston. At First Boston, he identified leveraged buyout transactions for financial sponsors and financed LBOs in the bank market and high yield markets. Prior to joining First Boston, he worked in the Latin America Investment Banking Group at UBS. Mr. LaFollette received an M.B.A. from Harvard Business School and an A.B. from Harvard College.
     W. Gregg Smart joined AAC’s board of directors upon the effectiveness of the Merger and has served as a director of Group Holdings since inception. Mr. Smart is a Senior Managing Director and the Chief Operating Officer of Fenway Partners. Prior to joining Fenway Partners in July 1999, Mr. Smart spent 13 years at Merrill Lynch & Co. where he was most recently a Managing Director in the Financial Sponsors Group. Prior to joining Merrill Lynch & Co., Mr. Smart was with First Union National Bank. Mr. Smart received an M.B.A. from the Wharton School and a B.A. in Economics from Davidson College.
     Sanjay Morey joined AAC’s board of directors upon the effectiveness of the Merger and has served as a director of Group Holdings since inception. Mr. Morey is a Vice President at Fenway Partners. Prior to joining Fenway Partners in 2001, Mr. Morey was an Associate at Freeman Spogli & Co. Previously, Mr. Morey worked for Salomon Brothers. Mr. Morey received an M.B.A. from Harvard Business School and a B.A. in Economics magna cum laude and Phi Beta Kappa distinction from U.C.L.A.
Board Committees
     Both Group Holdings’ and AAC’s boards of directors direct the management of our business and affairs as provided by Delaware law and conduct their business through meetings of the full boards and two standing committees: the audit committee and the compensation committee. In addition, from time to time, other committees may be established under the direction of the boards when necessary to address specific issues.
     The duties and responsibilities of the audit committees include recommending to the applicable board of directors the appointment or termination of the engagement of our independent registered public accountants, otherwise overseeing the independent registered public accounting firm relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full boards. The compensation committee reviews and approves the compensation of our chief executive officer and administers any cash or equity incentive plan approved by our boards.
     Both Group Holdings’ and AAC’s board of directors have determined that none of their members who serve on the audit committee of the applicable board of directors is an “audit committee financial expert” as that term is defined by SEC rules. The boards have determined, however, that the absence from the audit committees of a person who would qualify as an audit committee financial expert does not impair the ability of the audit committees to provide effective oversight of the Company’s external financial reporting and internal control over financial reporting. Accordingly, the boards do not intend to add a person to their membership solely for the purpose of adding an audit committee financial expert. In reaching the determination that the members of the audit committee, as they are presently constituted, have sufficient knowledge and experience to exercise effective oversight without the addition of an audit committee financial expert, the boards have considered the knowledge gained by the current members of the audit committees in connection with their prior experience.

Code of Ethics
     We have not yet adopted a formal, written code of ethics within the specific guidelines as promulgated by the SEC. We have verbally communicated the high level of ethical conduct expected from all of our employees, including our officers, and we intend to adopt a written code of ethics as soon as practicable.
Director Compensation
     The members of our boards of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.
Item 11. Executive Compensation
     The following table sets forth compensation information for each person who served as our Chief Executive Officer during fiscal 2005 and our four other executive officers who were the most highly compensated for the year ended August 27, 2005. We refer to these individuals collectively as our “named executive officers.”

		Annual Compensation			Long-Term Compensation
Name and					Restricted	Securities		All other
Principal				Other Annual	Stock	Underlying	LTIP	Compensation
Position	Year(1)	Salary	Bonus(2)	Compensation(3)	Awards	Options(#)	Payouts	(4)(5)
	(Dollars in Thousands)
Donald J. Percenti	2005	$277,500	$139,400	—	—	—	—	—
President and Chief	2004	$258,200	$780,000	—	—	—	—	$241,132
Executive Officer	2003	$236,847	$141,000	—	—	—	—	—

Sherice P. Bench	2005	$230,478	$82,000	—	—	—	—	—
Chief Financial	2004	$230,195	$740,000	—	—	—	—	$250,262
Officer	2003	$196,538	$115,050	—	—	—	—	—

Charlyn A. Daugherty(6)	2005	$205,962	$67,000	—	—	—	—	—
Senior Vice	2004	$209,616	$685,000	—	—	—	—	$241,132
President—	2003	$191,154	$105,000	—	—	—	—	—
Manufacturing Operations

Parke H. Davis(6)	2005	$225,577	$58,350	—	—	—	—	—
Senior Vice	2004	$230,285	$615,000	—	—	—	—	$241,132
President—	2003	$207,308	$108,650	—	—	—	—	—
Retail Sales

David G. Fiore(6)	2005	$450,558	$200,000	—	—	—	—	—
Director of AAC	2004	$426,731	$2,772,000	—	—	—	—	$953,594
	2003	$378,847	$300,000	—	—	—	—	—

(1)	Our 2005 fiscal year ended on August 27, 2005. Fiscal year 2004 ended on August 28, 2004 and fiscal year 2003 ended on August 30, 2003. Executive compensation for 2005, 2004, and 2003 is for the twelve months ended December 31 of each year and based on current compensation.

(2)	Amounts in 2005 include payments under the Management Incentive bonus program. Amounts in 2004 include payment under the Management Incentive bonus program as follows: Mr. Percenti: $150,000; Ms. Bench: $135,000; Ms. Daugherty: $120,000; Mr. Davis $110,000; Mr. Fiore: $300,000. Amounts in 2004 also include a success bonus paid as of the date of the Merger as follows: Mr. Percenti: $280,000; Ms. Bench: $280,000; Ms. Daugherty: $280,000; Mr. Davis: $280,000; Mr. Fiore: $1,772,000. Amounts in 2004 also include a special bonus paid as follows: Mr. Percenti: $350,000; Ms. Bench: $325,000; Ms. Daugherty: $285,000; Mr. Davis: $225,000; Mr. Fiore: $700,000. Amounts in 2003 include payments under the Management Incentive bonus program.

(3)	The prerequisites and other personal benefits, securities or property received by the named executive officers did not exceed $50,000 or 10% of the total annual salary and bonus reported for the named executive officers in cash for the years ended 2005, 2004 or 2003.

(4)	Each of the named executive officers had term life insurance policies equal to two times their base salary (maximum of $500,000) in the years 2005, 2004 and 2003 with a benefit payable to a beneficiary selected by the named executive officer upon his or her death. We paid the annual premiums on such policies in each of 2005, 2004, and 2003. The annual premium amount has not exceeded $910 for any named executive officer. No named executive officer is entitled to any cash surrender value in such policies.

(5)	Amounts in 2004 include cancellation of stock options in connection with the Merger.

(6)	Mr. Fiore served as our President and Chief Executive Officer on August 27, 2005 and retired in September 2005. Mr. Fiore was replaced by Mr. Percenti. As previously noted, in September 2005, the Company informed Mr. Davis and Ms. Daugherty that it would not be renewing their employment agreements on December 15, 2005.
Employment Agreements
     David G. Fiore. Mr. Fiore had an employment agreement with us, pursuant to which he served as our Chief Executive Officer and President and as a member of AAC’s Board of Directors. The initial term of his employment agreement was for two years from August 2, 1999. Unless otherwise terminated, Mr. Fiore’s employment agreement added one day to the term for each day that passed, and accordingly, there were always two years remaining on the term. The employment agreement provided Mr. Fiore with an annual base salary of no less than $300,000. Mr. Fiore’s employment agreement provided for various bonuses to be paid to him. Mr. Fiore was paid an annual bonus up to $200,000, determined by our board of directors, based upon the achievement of certain EBITDA targets. Mr. Fiore was also entitled to long-term incentive bonuses if we achieved certain EBITDA targets as provided for in his employment agreement.
     As previously noted, on April 25, 2005, Mr. Fiore informed us of his plans to retire. Pursuant to Mr. Fiore’s employment agreement, Mr. Fiore was paid $450,000 in October 2005.
     Donald J. Percenti. Mr. Percenti has an employment agreement with us, pursuant to which he serves as our Chief Executive Officer. The initial term of his employment agreement is for two years from August 10, 2005, which can be automatically extended for additional one year terms on August 10th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days’ prior notice. The employment agreement provides Mr. Percenti with an annual salary of $325,000. Under his employment agreement, Mr. Percenti’s salary is subject to such changes as our board of directors may determine from time to time.
     Mr. Percenti’s employment agreement provides for an annual bonus in an amount up to 75% of Mr. Percenti’s salary, determined by our board of directors, and based upon the achievement of certain targets or standards as are determined by our board of directors. Mr. Percenti’s employment agreement also provides that he participates in our employee benefit plans (including incentive bonus plans and incentive stock plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate. In addition, we pay Mr. Percenti a car allowance of up to $750 a month.
     Mr. Percenti’s employment agreement provides that in the event his employment is terminated without “cause” or for “good reason” (each as defined in his employment agreement), he will be entitled to receive bi-weekly payments equal to the average of his bi-weekly compensation in effect within the two years preceding the termination for a period of the greater of 18 months or the remaining term of his employment agreement. He will also be entitled to elect the continuation of health benefits at no cost to himself. Mr. Percenti’s employment agreement does not provide him with any payments that are contingent upon a “change in control.”
     Sherice P. Bench. Ms. Bench has an employment agreement with Commemorative Brands, Inc., or CBI, effective as of December 16, 1996, pursuant to which she serves as our Chief Financial Officer. The initial term of her employment agreement was for two years, which can be automatically extended for additional one year terms on December 15th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days’ prior notice. Ms. Bench is entitled to participate in such employee benefit programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.
     Ms. Bench’s employment agreement provides that in the event her employment is terminated without “substantial cause” (as defined in her employment agreement), she will be entitled to receive 39 bi-weekly severance payments equal to the average of her bi-weekly compensation in effect within the two years preceding her termination, accrued but unused vacation, and any accrued bonus. She will also be entitled to elect the continuation of health benefits at no cost to the employee. Ms. Bench’s employment agreement does not provide her with any payments that are contingent upon a “change in control.”
     Other Employment Agreements. Charlyn A. Daugherty and Parke H. Davis each were informed in September 2005 that the Company would not renew their employment agreements in December 2005. Ms. Daugherty and Mr. Davis each have an employment agreement with CBI. The initial term of each respective employment agreement was for three years, which can be automatically extended for additional one year terms on December 15th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days’ prior notice. Ms. Daugherty and Mr. Davis are entitled to participate in such employee benefit programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

     Each of the above-described employment agreements for Ms. Daugherty and Mr. Davis provide that in the event of their termination of employment without “cause” (as defined in each of their respective employment agreements), the terminated employee will be entitled to receive 39 bi-weekly severance payments equal to the average of such employee’s bi-weekly compensation in effect within the two years preceding their termination, accrued but unused vacation and any accrued bonuses. Such employee will also be entitled to elect the continuation of health benefits at no cost to the employee. None of the above-described employment agreements provide any payments that are contingent upon a “change of control.”
     The employment agreements, which have been revised from time-to-time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses that are payable if specific management goals are attained. The aggregate commitment for future salaries as of August 27, 2005, excluding bonuses, was approximately $2.1 million.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table provides certain information as of the date of this report with respect to the beneficial ownership of the interests in Group Holdings, by (i) each holder known by us who beneficially owns 5% or more of the outstanding equity interests of Group Holdings., (ii) each of the members of our board of directors, (iii) each of our named executive officers, and (iv) all of the members of our board of directors and our executive officers as a group. Unless otherwise indicated, the business address of each person is our corporate address.

	Shares	Percentage
American Achievement Holdings LLC(1)	429,851	85.0
c/o Fenway Partners, Inc. 152 West 57th Street New York, NY 10019
Investors advised by J.P.Morgan Investment Management Inc.(2)	73,170	14.5
c/o J.P.Morgan Investment Management Inc. 522 Fifth Avenue New York, New York 10036
Mac LaFollette	—	—
Peter Lamm(3)	429,851	85.0
W. Gregg Smart	—	—
Sanjay Morey	—	—
David G. Fiore	—	—
Sherice P. Bench	—	—
Charlyn A. Daugherty	—	—
Parke H. Davis	—	—
Donald J. Percenti	—	—
All executive officers and directors as a group (9 persons)	429,851	85.0

(1)	All of the voting interests of American Achievement Holdings LLC are held by Fenway Partners Capital Fund II, L.P., FPIP, LLC and FPIP Trust, LLC, each of which are affiliates of Fenway Partners, Inc. Accordingly, such entities may be deemed to beneficially own the shares of common stock held by American Achievement LLC. Peter Lamm and Richard Dresdale are the founders of Fenway Partners, Inc. and each is a managing member of Fenway Partners II LLC, the general partner of Fenway Partners Capital Fund II, L.P., and each is a managing member of each of FPIP, LLC and FPIP Trust, LLC.

(2)	The investors are J.P.Morgan U.S. Direct Corporate Finance Institutional Investors II LLC (“CFII-I”), which holds 70,052 shares of common stock, J.P. Morgan U.S. Direct Corporate Finance Private Investors II LLC (“CFII-P”), which holds 2,752 shares of common stock, and 522 Fifth Ave Fund, L.P. (“522”), which holds 366 shares of common stock. J.P. Morgan Investment Management, Inc., a registered investment advisor and a wholly-owned subsidiary of J.P. Morgan Chase & Co., controls the voting and disposition of these shares as the investment advisor to CFII-I, CFII-P and 522.

(3)	Mr. Lamm is a founder of Fenway Partners, Inc. a managing member of Fenway Partners II LLC, the general partner of Fenway Partners Capital Fund II, L.P., and is a managing member of each of FPIP, LLC and FPIP Trust, LLC. Accordingly, Mr. Lamm may be deemed to beneficially own the shares of common stock held by American Achievement Holdings LLC. Mr. Lamm disclaims beneficial ownership of such shares except to the extent of his pecuniary interests therein.

Item 13. Certain Relationships and Related Transactions
Arrangements with Our Investors
     An investor group led by Fenway Partners Capital Fund II, L.P. owns substantially all of the outstanding common stock of Group Holdings. These investors entered into a stockholders agreement with Group Holdings, which agreement contains agreements with respect to the election of directors of our company, restrictions on issue or transfer of shares, registration rights and other special corporate governance provisions. The agreement contains customary indemnification provisions. One of our directors, Peter Lamm, is a managing member of the general partner of Fenway Partners Capital Fund II, L.P.
Management Agreement
     AAC Holding Corp. and AAC entered into a management agreement with Fenway Partners, Inc., an affiliate of Fenway Partners Capital Fund, II, L.P., pursuant to which Fenway Partners, Inc. provides management and other advisory services. Pursuant to this agreement, Fenway Partners, Inc. receives an aggregate annual management fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA. EBITDA is defined in the management agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, management fees and other one-time non-recurring charges. In addition, the management agreement provides that Fenway Partners, Inc. will also receive customary fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Fenway Partners, Inc. and its affiliates. Amounts paid under the management agreement totaled approximately $3,000,000 and $800,000 for the year ended August 27, 2005 and for the period March 26, 2004 to August 28, 2004.
Stockholders Agreement
     All of the stockholders of our company entered into a stockholders agreement pursuant to which the stockholders agree to elect those individuals recommended to become members of our board of directors by our majority stockholders. Currently, an investor group led by Fenway Partners Capital Fund II, L.P. owns substantially all of the outstanding common stock of Group Holdings.

Item 14. Principal Accountant Fees and Services
     The following table sets forth the aggregate fees billed to the Company for the fiscal year 2005 and for the periods March 26, 2004 to August 28, 2004 and August 31, 2003 to March 25, 2004 by Deloitte & Touche LLP:

				Percentage of Services
	For the Year	For the Period	For the Period	For the Year	For the Period	For the Period
	Ended	March 26, 2004 to	August 31, 2003 to	Ended	March 26, 2004 to	August 31, 2003 to
	August 27, 2005	August 28, 2004	March 25, 2004	August 27, 2005	August 28, 2004	March 25, 2004
Audit fees	$351,000	$205,000	$194,000	58%	48%	82%
Audit-related fees	91,000	84,000	—	15%	20%	—
Tax fees	114,000	137,000	31,000	19%	32%	13%
All other fees	47,000	—	11,000	8%	—	5%
Total fees	$603,000	$426,000	$236,000	100%	100%	100%
     “The Audit Fees” billed during the periods above were for professional services rendered for the audit of our financial statements. “Audit-Related Fees” were for services related to accounting consultation of the Group Holdings debt offer for the year ended August 27, 2005 and the Merger and related filings with the Securities and Exchange Commission for the period March 26, 2004 to August 28, 2004. “Tax Fees” consist of fees billed for professional services rendered for tax compliance, tax advice, and tax planning. “All other fees” primarily relate to the audit of pension and postretirement plans.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Exhibits and Financial Statement Schedules
The following documents are filed as part of this report.
1. Consolidated Financial Statements. See “Index to Consolidated Financial Statements” — Item 8.
2. Financial Statement Schedules. No financial statement schedules are submitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements.
3. Exhibits. See “Exhibit Index.”

EXHIBIT INDEX

Exhibit
Number	Designation
* 3.1	Certificate of Incorporation of AAC Group Holding Corp.

* 3.2	Bylaws of AAC Group Holding Corp.

* 4.1	Indenture, dated as of February 20, 2002, among American Achievement Corporation, The Bank of New York, as Trustee, and the Guarantors (incorporated by reference to the corresponding Exhibit number of American Achievement Corporation’s Amended Registration Statement on Form S-4/A, dated April 5, 2002).

* 4.2	First Supplemental Indenture, dated as of July 17, 2003, among American Achievement Corporation, The Bank of New York, as Trustee, and the Additional Guarantors (incorporated by reference to the corresponding Exhibit number of American Achievement Corporation’s Report on Form 10-K, dated November 17, 2003).

* 4.3	Second Supplemental Indenture, dated as of December 24, 2002, among American Achievement Corporation, The Bank of New York, as Trustee, and the Additional Guarantors (incorporated by reference to the corresponding Exhibit number of American Achievement Corporation’s Report on Form 10-K, dated November 17, 2003).

* 4.4	Third Supplemental Indenture, dated as of March 15, 2004, among American Achievement Corporation, the Guarantors, and The Bank of New York (incorporated by reference to Exhibit 4.3 to American Achievement Corporation’s Report on Form 10-Q, dated July 13, 2004).

* 4.5	Indenture, dated as of March 25, 2004, among The Bank of New York, as Trustee, and the Guarantors (incorporated by reference to Exhibit 4.1 to American Achievement Corporation’s Report on Form 10-Q, dated July 13, 2004).

* 4.6	Form of 8.25% Senior Subordinated Notes due April 1, 2012 (included in Exhibit 4.5).

* 4.7	Indenture, dated as of November 16, 2004, among the Registrant and U.S. Bank National Association, as Trustee.

* 4.8	Form of 10.25% Senior Discount Note due October 1, 2012 (included in Exhibit 4.7).

* 4.9	Exchange and Registration Rights Agreement, dated November 16, 2004, among AAC Group Holding Corp. and Goldman, Sachs & Co.

* 5.1	Opinion of Ropes & Gray LLP

*10.1	Purchase Agreement, dated November 16, 2004, among AAC Group Holding Corp. and Goldman, Sachs & Co.

*10.2	Credit Agreement, dated March 25, 2004, by and among American Achievement Corporation, the Guarantors, Goldman Sachs Credit Partners L.P., Deutsche Bank A.G., Cayman Islands Branch, and Deutsche Bank Securities Inc. (incorporated by reference to the corresponding Exhibit number of American Achievement Corporation’s Report on form 10-Q, dated July 13, 2004).

*10.3	Pledge and Security Agreement between the Guarantors and Goldman Sachs Credit Partners, L.P., dated March 25, 2004 (incorporated by reference to the corresponding Exhibit number of American Achievement Corporation’s Report on Form 10-Q, dated July 13, 2004).

*10.4	Intercreditor Agreement between Goldman Sachs Credit Partners L.P., the Secured Parties and The Bank of Nova Scotia, dated March 25, 2004 (incorporated by reference to the corresponding Exhibit number of American Achievement Corporation’s Report on form 10-Q, dated July 13, 2004).

*10.5	First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold between Commemorative Brands, Inc. and The Bank of Nova Scotia, dated March 25, 2004 (incorporated by reference to the corresponding Exhibit number of American Achievement Corporation’s Report on Form 10-Q, dated July 13, 2004).

*10.6	Letter Agreement for Addition of Approved Inventory Locations between Commemorative Brands, Inc. and The Bank of Nova Scotia, dated June 9, 2004 (incorporated by reference to the corresponding Exhibit number of American Achievement Corporation’s Report on form 10-Q, dated July 13, 2004)

*10.7	Management Advisory Agreement by and between AAC Holding Corp., American Achievement Corporation, and Fenway Partners, Inc., dated March 25, 2004 (incorporated by reference to the corresponding Exhibit number of American Achievement Corporation’s Report on form 10-Q, dated July 13, 2004)

*10.8	Employment Agreement, dated as of July 13, 1999 by and between Commemorative Brands, Inc. and David G.

Exhibit
Number	Designation
Fiore (incorporated by reference to the corresponding Exhibit number of American Achievement Corporation’s Amended Registration Statement on Form S-4/A, dated April 5, 2002)

*10.9	First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and David G. Fiore dated February 1, 2002 (incorporated by reference to the corresponding Exhibit number of American Achievement Corporation’s Amended Registration Statement on Form S-4/A, dated April 5, 2002)

*10.10	Second Amendment to the Employment Agreement by and between American Achievement Corporation and David G. Fiore, dated December 23, 2003 (incorporated by reference to the corresponding Exhibit number of American Achievement Corporation’s Registration Statement on Form S-4, dated July 22, 2004).

*10.11	Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Sherice P. Bench, as amended (incorporated by reference to the corresponding Exhibit number of American Achievement Corporation’s Amended Registration Statement on Form S-4/A, dated April 5, 2002)

*10.12	First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Sherice P. Bench, dated July 2, 1999 (incorporated by reference to the corresponding Exhibit of American Achievement Corporation’s Registration Statement on Form S-4, dated July 22, 2004).

*10.13	Second Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Sherice P. Bench dated April 9, 2004 (incorporated by reference to the corresponding Exhibit of American Achievement Corporation’s Registration Statement on Form S-4, dated July 22, 2004).

*10.14	Employment Agreement, dated as of August 10, 2005 by and between American Achievement Corporation and Donald J. Percenti.

*10.15	Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Charlyn A. Cook (incorporated by reference to Exhibit number 10.12 of American Achievement Corporation’s Amended Registration Statement on Form S-4/A, dated April 5, 2002)

*10.16	First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Charlyn Daugherty dated April 9, 2004 (incorporated by reference to Exhibit number 10.17 of American Achievement Corporation’s Registration Statement on Form S-4, dated July 22, 2004).

*10.17	First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Parke Davis dated April 9, 2004 (incorporated by reference to Exhibit number 10.18 of American Achievement Corporation’s Registration Statement on Form S-4, dated July 22, 2004).

*10.18	Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Parke H. Davis.

*10.19	Employment Agreement Amendment, dated October 21, 2004 between American Achievement Corporation and David G. Fiore.

*10.20	Employment Agreement Amendment dated November 19, 2004 between American Achievement Corporation and David G. Fiore.

12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of AAC Group Holding Corp. and American Achievement Corporation

31.1	Certification by Donald J. Percenti pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Sherice P. Bench pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Donald J. Percenti pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Sherice P. Bench pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

AAC GROUP HOLDING CORP.
(Registrant)

AMERICAN ACHIEVEMENT CORPORATION
(Registrant)

/s/ Donald J. Percenti	/s/ Sherice P. Bench

Donald J. Percenti	Sherice P. Bench
Chief Executive Officer	Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrants and in the capacities as of this 22nd day of November, 2005.

Signatures	Title
/s/ Donald J. Percenti	President and Chief Executive Officer (Principal Executive Officer) and

Donald J. Percenti	Director of AAC

/s/ Sherice P. Bench	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and

Sherice P. Bench	Accounting Officer)

/s/ Mac LaFollette	Director of AAC Group Holding Corp. and American Achievement Corporation

Mac LaFollette

/s/ Peter Lamm	Director of AAC Group Holding Corp. and American Achievement Corporation

Peter Lamm

/s/ Sanjay Morey	Director of AAC Group Holding Corp. and American Achievement Corporation

Sanjay Morey

/s/ W. Gregg Smart	Director of AAC Group Holding Corp. and American Achievement Corporation

W. Gregg Smart

/s/ David G. Fiore	Director of American Achievement Corporation

David G. Fiore