Form 10-Q
period 2005-11-26
AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2006-01-10
CIK 1168468, 1311835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 26, 2005
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
REGISTRANTS’ TELEPHONE NUMBER, INCLUDING AREA CODE (512) 444-0571
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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The number of shares outstanding of AAC Group Holding Corp. as of November 26, 2005 was 505,460 shares of common stock, par value $.01. The number of shares outstanding of American Achievement Corporation as of November 26, 2005 was 100 shares of common stock, par value $.01.

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 26, 2005
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
Condensed Consolidated Balance Sheets (unaudited) — As of November 26, 2005 and August 27, 2005	3
Condensed Consolidated Statements of Operations (unaudited) — For the Three Months Ended November 26, 2005 and For the Three Months Ended November 27, 2004	4
Condensed Consolidated Statements of Cash Flows (unaudited) — For the Three Months Ended November 26, 2005 and For the Three Months Ended November 27, 2004	5
Condensed Consolidated Statements of Stockholders’ Equity (unaudited) — For the Three Months Ended November 26, 2005	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7-18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 6. Exhibits	29
SIGNATURES	30
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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	November 26,	August 27,	November 26,	August 27,
	2005	2005	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,512	$4,324	$8,279	$4,093
Accounts receivable, net	40,259	40,639	40,259	40,639
Inventories, net	23,604	21,913	23,604	21,913
Deferred tax asset	6,760	6,760	6,760	6,760
Prepaid expenses and other current assets, net	19,808	22,180	19,808	22,180

Total current assets	98,943	95,816	98,710	95,585
Property, plant and equipment, net	75,166	75,943	75,166	75,943
Goodwill	184,026	184,026	184,026	184,026
Other intangible assets, net	149,813	153,265	146,771	150,112

Other assets	3,726	3,809	3,726	3,809

Total assets	$511,674	$512,859	$508,399	$509,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$7,903	$3,730	$7,903	$3,730
Accounts payable	7,705	13,959	7,705	13,959
Customer deposits	27,462	17,762	27,462	17,762
Accrued expenses	25,490	26,263	25,479	26,252
Accrued interest	4,556	7,370	4,556	7,370
Current portion of long-term debt	1,409	1,409	1,409	1,409

Total current liabilities	74,525	70,493	74,514	70,482
Long-term debt, net of current portion	386,451	384,367	287,359	287,711
Deferred income taxes	22,334	25,331	26,368	28,126
Other long-term liabilities	8,055	8,377	8,022	8,344

Total liabilities	491,365	488,568	396,263	394,663
Commitments and contingencies Stockholders’ equity:
Common stock	5	5	—	—
Additional paid-in capital	16,491	16,491	102,046	102,046
Accumulated earnings	4,769	8,751	11,046	13,722
Accumulated other comprehensive loss	(956)	(956)	(956)	(956)

Total stockholders’ equity	20,309	24,291	112,136	114,812

Total liabilities and stockholders’ equity	$511,674	$512,859	$508,399	$509,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	For the three		For the three
	months ended		months ended
	November 26,	November 27,	November 26,	November 27,
	2005	2004	2005	2004
Net sales	$61,990	$63,282	$61,990	$63,282
Cost of sales	26,084	27,316	26,084	27,316

Gross profit	35,906	35,966	35,906	35,966
Selling, general and administrative expenses	34,334	35,603	34,334	35,603

Operating income	1,572	363	1,572	363
Interest expense	8,551	6,118	6,006	5,716

Loss before income taxes	(6,979)	(5,755)	(4,434)	(5,353)
Benefit for income taxes	(2,997)	(2,499)	(1,758)	(2,141)

Net loss	$(3,982)	$(3,256)	$(2,676)	$(3,212)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	For the three		For the three
	months ended		months ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Cash flows from operating activities:

Net loss	$(3,982)	$(3,256)	$(2,676)	$(3,212)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,416	6,316	6,416	6,316
Deferred income taxes	(2,997)	(2,239)	(1,758)	(1,881)
Amortization of debt discount and deferred financing fees	2,921	779	374	377
Provision (recovery) for doubtful accounts	(330)	(97)	(330)	(97)

Changes in assets and liabilities:
Accounts receivable	710	1,320	710	1,320
Inventories, net	(1,691)	(2,489)	(1,691)	(2,489)
Prepaid expenses and other current assets, net	2,372	2,084	2,372	2,084
Other assets	83	(5,311)	83	(1,822)
Customer deposits	9,700	7,082	9,700	7,082
Deferred revenue	—	2,023	—	2,023
Accounts payable, accrued expenses, and other long-term liabilities	(10,163)	(7,573)	(10,163)	(7,573)

Net cash provided by (used in) operating activities	3,039	(1,361)	3,037	2,128

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,672)	(4,676)	(2,672)	(4,676)

Net cash used in investing activities	(2,672)	(4,676)	(2,672)	(4,676)

Cash flows from financing activities:

Payments on revolver	(11,050)	—	(11,050)	—
Proceeds from credit facility revolver	11,050	5,400	11,050	5,400
Payments on term loan	(352)	(387)	(352)	(387)
Proceeds from 10.25% notes	—	89,269	—	—
Distribution to stockholders	—	(85,550)	—	—
Change in bank overdraft	4,173	(587)	4,173	(587)

Net cash provided by financing activities	3,821	8,145	3,821	4,426

Net increase in cash and cash equivalents	4,188	2,108	4,186	1,878

Cash and cash equivalents, beginning of period	4,324	3,038	4,093	3,038

Cash and cash equivalents, end of period	$8,512	$5,146	$8,279	$4,916

	AAC Group Holding Corp.		American Achievement Corporation
	For the three		For the three
	months ended		months ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Supplemental disclosure
Cash paid during the period for:
Interest	$8,486	$8,771	$8,486	$8,771

Income taxes	$230	$28	$230	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

					Accumulated
			Additional		other
	Common Stock		Paid-in	Accumulated	Comprehensive
AAC Group Holding Corp.	Shares	Amount	Capital	earnings	income (loss)	Total
			(Dollars in thousands)
Balance, August 27, 2005	505,460	$5	$16,491	$8,751	$(956)	$24,291

Comprehensive loss—
Net loss	—	—	—	(3,982)	—	(3,982)
Adjustment to minimum pension liability (net of tax impact)	—	—	—	—	—	—

Total comprehensive loss	—	—	—	(3,982)	—	(3,982)

Balance, November 26, 2005	505,460	$5	$16,491	$4,769	$(956)	$20,309

					Accumulated
			Additional		other
	Common Stock		Paid-in	Accumulated	comprehensive
American Achievement Corporation	Shares	Amount	Capital	earnings	income (loss)	Total
			(Dollars in thousands)
Balance, August 27, 2005	100	$—	$102,046	$13,722	$(956)	$114,812

Comprehensive loss—
Net loss	—	—	—	(2,676)	—	(2,676)
Adjustment to minimum pension liability (net of tax impact)	—	—	—	—	—	—

Total comprehensive loss	—	—	—	(2,676)	—	(2,676)

Balance, November 26, 2005	100	$—	$102,046	$11,046	$(956)	$112,136

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
     On November 16, 2004, Group Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012 (the “10.25% Notes”), generating net proceeds of $89.3 million. Group Holdings is the sole obligor of these notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Group Holdings’ common stock from its stockholders. Other than this debt obligation, related deferred issuance costs and associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Group Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Group Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is AAC. All significant intercompany accounts and transactions have been eliminated in consolidation. AAC and Group Holdings are treated as entities under common control and therefore, the statements of operations and cash flows presented for Group Holdings combine the results of AAC to the beginning of the period presented.
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
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended November 26, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2006. Accordingly, the interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 27, 2005 included in the Company’s Report on Form 10-K (File No. 333-84294 and 333-121479) filed on November 22, 2005.
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
Stock-Based Compensation
     The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment: an Amendment of FASB Statement No. 123 and 95” (“FAS 123R”). FAS 123R sets accounting requirements for share-based compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation, which the Company previously followed. The adoption of FAS 123R did not have an impact on the financial statements since the Company does not currently have any stock-based compensation plans.
2. Comprehensive Income (Loss)
     Unrecognized losses on accrued minimum pension liabilities are included in other comprehensive income (loss). There were no changes in the accrued minimum pension liabilities for the periods presented, so the comprehensive loss for all periods presented was the same as the reported net loss.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
3. Inventories, Net
AAC Group Holding Corp.
American Achievement Corporation

	November 26, 2005	August 27, 2005
Raw materials	$9,433	$9,022
Work in process	6,340	6,306
Finished goods	8,321	6,790
Less — Reserves	(490)	(205)

	$23,604	$21,913

     Cost of sales includes depreciation and amortization of $2,293 and $2,384 for the three months ended November 26, 2005 and November 27, 2004, respectively.
4. Prepaid Expenses and Other Current Assets, Net
     Prepaid expenses and other current assets, net include reserves on sales representative advances of $2,744 and $2,536 at November 26, 2005 and August 27, 2005, respectively.
5. Goodwill and Other Intangible Assets
Goodwill
AAC Group Holding Corp.
American Achievement Corporation

	November 26, 2005	August 27, 2005
Class Rings	$71,792	$71,792
Yearbooks	65,241	65,241
Graduation Products	23,242	23,242
Achievement Publications	11,693	11,693
Other	12,058	12,058

Total	$184,026	$184,026

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
Other Intangible Assets
     For Group Holdings, other intangible assets consisted of the following:

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
At November 26, 2005
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	14,620	(2,961)	11,659
Patents	14 to 17 years	7,317	(739)	6,578
Customer lists and distribution contracts	3 to 12 years	100,516	(19,035)	81,481

		$172,548	$(22,735)	$149,813

At August 27, 2005
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	14,620	(2,475)	12,145
Patents	14 to 17 years	7,317	(629)	6,688
Customer lists and distribution contracts	3 to 12 years	100,516	(16,179)	84,337

		$172,548	$(19,283)	$153,265

     For Group Holdings, total amortization on other intangible assets was $3,452 and $3,362 for the three months ended November 26, 2005 and November 27, 2004, respectively, of which amortization on deferred financing costs is recorded as interest expense using the effective interest rate method and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2006 through 2010 is approximately $13.8 million each year.
     For AAC, other intangible assets consisted of the following:

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
At November 26, 2005
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(2,495)	8,617
Patents	14 to 17 years	7,317	(739)	6,578
Customer lists and distribution contracts	3 to 12 years	100,516	(19,035)	81,481

		$169,040	$(22,269)	$146,771

At August 27, 2005
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(2,120)	8,992
Patents	14 to 17 years	7,317	(629)	6,688
Customer lists and distribution contracts	3 to 12 years	100,516	(16,179)	84,337

		$169,040	$(18,928)	$150,112

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
     For AAC, total amortization on other intangible assets was $3,341 and $3,341 for the three months ended November 26, 2005 and November 27, 2004, respectively. Amortization on deferred financing costs is recorded as interest expense using the effective interest rate method and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2006 through 2010 is approximately $13.4 million each year.
6. Long-term Debt
     Long-term debt consisted of the following:
AAC Group Holding Corp.

	November 26, 2005	August 27, 2005
10.25% Senior discount notes due 2012 (net of unamortized discount of $32,408 and $34,844)	$99,092	$96,656
8.25% Senior subordinated notes due 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due 2010	—	—
Term loan due 2011	138,768	139,120

Total	387,860	385,776
Less current portion of long-term debt	(1,409)	(1,409)

Total long-term debt	$386,451	$384,367

American Achievement Corporation

	November 26, 2005	August 27, 2005
8.25% Senior subordinated notes due 2012	$150,000	$150,000
Senior secured credit facility:
Revolving credit facility due 2010	—	—
Term loan due 2011	138,768	139,120

Total	288,768	289,120
Less current portion of long-term debt	(1,409)	(1,409)

Total long-term debt	$287,359	$287,711

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
     Additionally, the terms of the 10.25% Notes limit Group Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions to the indenture governing the 8.25% Notes and the Senior Credit Facility (as defined below). As of November 26, 2005, Group Holdings was in compliance with all such provisions.
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
     The Company may not redeem the 8.25% Notes until on or after April 1, 2008, except that the Company, in connection with certain equity offerings, may redeem up to 35 percent of the 8.25% Notes before the third anniversary of the issue date of the 8.25% Notes as long as (a) the Company pays a specified percentage of the principal amount of the 8.25% Notes, plus interest, (b) the Company redeems the 8.25% Notes within 90 days of completing a public equity offering and (c) at least 65 percent of the aggregate principal amount of the 8.25% Notes originally issued remains outstanding afterward.
     If a change in control as defined in the indenture relating to the 8.25% Notes occurs, the Company must give the holders of the 8.25% Notes the opportunity to sell their 8.25% Notes to the Company at 101 percent of the principal amount of the 8.25% Notes, plus accrued interest.
     The 8.25% Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the indenture governing the 8.25% Notes). In addition, the 8.25% Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the indenture governing the 8.25% Notes). The Company was in compliance with the 8.25% Notes covenants as of November 26, 2005.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
Senior Secured Credit Facility
     In conjunction with the consummation of the Merger, on March 25, 2004, AAC entered into a $195.0 million senior credit facility (the “Senior Credit Facility”) which includes a $155.0 million term loan and up to $40.0 million available under a revolving credit facility. The Senior Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of AAC, and certain of AAC’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). As of November 26, 2005, assets of AAC subject to lien under the Senior Credit Facility were approximately $322.0 million. All of AAC’s obligations under the Senior Credit Facility are fully and unconditionally guaranteed by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries.
     The term loan of the Senior Credit Facility is due in March 2011. Quarterly payments of $352 are made through 2011. The term loan of the Senior Credit Facility has an interest rate based on the prime rate, plus points based on a calculated leverage ratio. The weighted average interest rate on the term loan of the Senior Credit Facility was approximately 6.5% and 6.0% at November 26, 2005 and August 27, 2005, respectively.
     During December 2005, the Company paid down $6.7 million of the term loan of the Senior Credit Facility, of which $0.4 million was a mandatory quarterly payment.
     The revolving credit facility matures in March 2010. Availability under the revolving credit facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement governing the Senior Credit Facility. Availability under the revolving credit facility as of November 26, 2005 was approximately $38.0 million with $2.0 million in letters of credit outstanding. Availability under the revolving credit facility as of August 27, 2005 was approximately $38.1 million with $1.9 million in letters of credit outstanding.
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
     AAC was in compliance with the Senior Credit Facility’s covenants as of November 26, 2005.
     Group Holdings’ weighted average interest rate on debt outstanding as of November 26, 2005 and August 27, 2005 was 8.4% and 7.7%, respectively.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
     AAC’s weighted average interest rate on debt outstanding as of November 26, 2005 and August 27, 2005 was 7.8% and 6.9%, respectively.
     AAC’s management believes the carrying amount of long-term debt approximates fair value as of November 26, 2005 and August 27, 2005, based upon current rates offered for debt with the same or similar debt terms.
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
Gold Consignment Agreement
     Under the Company’s gold consignment financing arrangement, it has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facilities and other approved locations, as specified by the agreement. The Company expensed consignment fees of $78 and $87 for the three months ended November 26, 2005 and November 27, 2004, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of November 26, 2005 and August 27, 2005, the Company held approximately 16,020 ounces and 17,070 ounces, respectively, of gold valued at $7.9 million and $7.5 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 days written notice.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
8. Income Taxes
     AAC has recorded a deferred tax benefit at an effective rate of 40% for the three months ended November 26, 2005, which represents the estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2006. Group Holdings has recorded a deferred tax benefit at an effective rate of 43% for the three months ended November 26, 2005, which represents the estimated federal and state income tax rate, after taking into consideration the non-deductibility of a portion of its interest on high-yield debt.
9. Stockholders’ Equity
     Pursuant to an employment agreement entered into between the Company and its chief executive officer in August 2005, the Company’s chief executive officer is entitled to receive discretionary bonuses as directed by the Board of Directors up to $244 annually, of which $56 was accrued as of November 26, 2005.
10. Postretirement Pension and Medical Benefits
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
     The net periodic postretirement benefit cost (income), include the following components:

	For the three months ended		For the three months ended
	November 26, 2005		November 27, 2004
		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to Service during the period	$24	$—	$19	$—
Interest cost	211	38	209	37
Expected return on assets	(223)	—	(208)	—
Amortization of unrecognized net loss (gain)	—	(77)	—	(74)
Amortization of unrecognized net prior service costs	—	(38)	—	—

Net periodic postretirement benefit cost (income)	$12	$(77)	$20	$(37)

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
11. Related-Party Transactions
     On March 25, 2004, upon consummation of the Merger, AAC entered into a management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid under the new management agreement totaled $750 and $765 for the three months ended November 26, 2005 and November 27, 2004, respectively. As of November 26, 2005 and August 27, 2005, AAC had a net prepaid management fee balance of $250.
12. Business Segments
     The Company manufactures, markets and sells class rings, yearbooks and graduation products, which includes fine paper products and graduation accessories, to high school, college and, to a lesser extent, elementary and junior high school markets in the United States. The achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. The other segment consists of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products, professional sports championship rings such as World Series rings, and commercial and fine books.

	AAC Group Holding Corp.
		Segment
		Operating
		Income	Segment
Three Months Ended November 26, 2005	Net Sales	(Loss)	Assets
Class Rings	$35,503	$6,111	$208,524
Yearbooks	12,848	(3,577)	166,273
Graduation Products	3,735	(1,188)	67,507
Achievement Publications	6,656	1,032	34,996
Other	3,248	(806)	34,374

Total	$61,990	$1,572	$511,674

	American Achievement Corporation
		Segment
		Operating
		Income	Segment
Three Months Ended November 26, 2005	Net Sales	(Loss)	Assets
Class Rings	$35,503	$6,111	$207,246
Yearbooks	12,848	(3,577)	165,112
Graduation Products	3,735	(1,188)	67,093
Achievement Publications	6,656	1,032	34,788
Other	3,248	(806)	34,160

Total	$61,990	$1,572	$508,399

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	AAC Group Holding Corp.
		Segment
		Operating
		Income	Segment
Three Months Ended November 27, 2004	Net Sales	(Loss)	Assets
Class Rings	$34,851	$5,646	$223,374
Yearbooks	12,951	(5,496)	169,615
Graduation Products	2,958	(1,750)	72,315
Achievement Publications	8,799	2,732	33,663
Other	3,723	(769)	36,584

Total	$63,282	$363	$535,551

	American Achievement Corporation
		Segment
		Operating
		Income	Segment
Three Months Ended November 27, 2004	Net Sales	(Loss)	Assets
Class Rings	$34,851	$5,646	$221,931
Yearbooks	12,951	(5,496)	168,304
Graduation Products	2,958	(1,750)	71,848
Achievement Publications	8,799	2,732	33,428
Other	3,723	(769)	36,342

Total	$63,282	$363	$531,853

13. Recent Accounting Pronouncements
     In November 2004, FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“FAS 151”). FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. FAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this standard beginning the first quarter of fiscal year 2006 and its adoption did not have a material impact on its financial statements as such costs have historically been expensed as incurred.
     In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. The Company adopted this statement beginning the first quarter of fiscal year 2006 and its adoption did not have a significant impact on its financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
     In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Retirement Obligations” (FIN 47), which clarifies the term “conditional asset retirement obligation,” as used in FASB Statement No. 143, “Accounting for Asset retirement Obligations.” FIN 47 clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event and if the liability’s fair value can be reasonably estimated. If the liability’s fair value cannot be reasonably estimated, then the entity must disclose a description of the obligation, the fact that a liability has not been recognized, and the reasons why the liability cannot be reasonably estimated. The Company must adopt this Interpretation in the fourth quarter of 2006 and is currently studying its provisions to determine the impact, if any, on its financial statements.

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
Basis of Presentation
     We present financial information relating to Group Holdings and AAC and its subsidiaries in this discussion and analysis. Group Holdings owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of AAC. Group Holdings conducts all of its business through AAC and its subsidiaries. The consolidated financial statements of Group Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Group Holdings was formed on November 8, 2004. On November 16, 2004, the stockholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp. for a like amount of shares in Group Holdings. Following the exchange, AAC Holding Corp. became a wholly-owned subsidiary of Group Holdings.
General
     We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry in the United States. We serve the high school, college and, to a lesser extent, elementary and junior high school markets. We market and sell yearbooks in all of the markets we serve. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. Our achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. It consists of various titles including the Who’s Who brand and The National Dean’s List. Our other segment consists primarily of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products, professional sports championship rings such as World Series rings, and commercial and fine books.
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
     Numerous raw materials are used in the manufacture of our products. Gold, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase all of our gold from a single supplier, The Bank of Nova Scotia, through our existing gold consignment agreement. We consign the majority of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious stones from a single supplier in Germany. The prices for these products are denominated in Euros. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case. Gold prices have increased and the U.S. dollar has slightly increased as compared to the Euro during the first quarter of our fiscal year 2006. We expect these trends to continue at least through the end of our fiscal year 2006, and perhaps thereafter.
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
     We believe that we had no impairment as of August 27, 2005; however, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets. As of August 27, 2005, goodwill and indefinite-lived intangible assets totaled $234.1 million and represented 46% of total assets and 204% of equity.
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

     We believe that we had no impairment as of August 27, 2005; however, unforeseen future events could adversely affect the reported value of long-lived tangible and intangible assets with definite lives. As of August 27, 2005, long-lived tangible and intangible assets with definite lives totaled approximately $100.0 million and represented 20% of total assets and 87% of equity.
Results of Operations
Three Months Ended November 26, 2005 Compared to Three Months Ended November 27, 2004
     The following table sets forth selected information for Group Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	AAC Group Holding Corp.				American Achievement Corporation
	For the Three	% of	For the Three	% of	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net	Months Ended	Net	Months Ended	Net
	November 26, 2005	Sales	November 27, 2004	Sales	November 26, 2005	Sales	November 27, 2004	Sales
Net sales	$61,990	100.0%	$63,282	100.0%	$61,990	100.0%	$63,282	100.0%
Cost of sales	26,084	42.1%	27,316	43.2%	26,084	42.1%	27,316	43.2%

Gross profit	35,906	57.9%	35,966	56.8%	35,906	57.9%	35,966	56.8%
Selling, general and administrative expenses	34,334	55.4%	35,603	56.3%	34,334	55.4%	35,603	56.3%

Operating income	1,572	2.5%	363	0.5%	1,572	2.5%	363	0.5%
Interest expense	8,551	13.8%	6,118	9.6%	6,006	9.7%	5,716	9.0%

Loss before income taxes	(6,979)	(11.3)%	(5,755)	(9.1)%	(4,434)	(7.2)%	(5,353)	(8.5)%
Benefit for income taxes	(2,997)	(4.8)%	(2,499)	(4.0)%	(1,758)	(2.9)%	(2,141)	(3.4)%

Net loss	$(3,982)	(6.5)%	$(3,256)	(5.1)%	$(2,676)	(4.3)%	$(3,212)	(5.1)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $1.3 million, or 2.0%, to $62.0 million for the three months ended November 26, 2005 from $63.3 million for the three months ended November 27, 2004. This decrease in net sales was due primarily to a decline in retail high school class rings, college class rings and achievement publication shipments, partially offset by on-campus high school ring shipments and graduation products shipments.
The following details the changes in net sales during such periods by business segment.
Class Rings. Net sales increased $0.6 million to $35.5 million for the three months ended November 26, 2005 from $34.9 million for the three months ended November 27, 2004. The increase in net sales was the result of an increase in on-campus high school ring shipments of $3.3 million as a result of a $2.0 million increase due to the timing of shipments that previously shipped in the prior year fourth quarter directly related to the change in contractual agreements with the independent sales representatives in fiscal year 2005 and a $1.3 million increase in shipments. This increase was offset by a decline of $1.6 million in retail class rings and $1.1 million in college class rings.
Yearbooks. Net sales decreased $0.1 million to $12.9 million for the three months ended November 26, 2005 from $13.0 million for the three months ended November 27, 2004.

Graduation Products. Net sales increased $0.7 million to $3.7 million for the three months ended November 26, 2005 from $3.0 million for the three months ended November 27, 2004. The increase in net sales was the result of an increase in high school graduation product shipments, of which $0.5 million related to the change in contractual agreements with the independent sales representatives.
Achievement Publications. Net sales decreased $2.1 million to $6.7 million for the three months ended November 26, 2005 from $8.8 million for the three months ended November 27, 2004. The decrease in sales was due to a decline in the sales of the Who’s Who Among American High School Students publication.
Other. Net sales decreased $0.5 million to $3.2 million for the three months ended November 26, 2005 from $3.7 million for the three months ended November 27, 2004. The decrease in net sales was related to a slight decline in commercial printing and affinity jewelry sales.
Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 57.9% for the three months ended November 26, 2005, a 1.1 percentage point increase from 56.8% for the three months ended November 27, 2004. Overall, gross profit decreased $0.1 million. The increase in gross margin was mainly a result of continued efficiency gains in our ring, yearbook and graduation products facilities. These efficiencies were directly related to the closure of a ring manufacturing facility, capital investments in printing equipment and technology in our yearbook operations and continued lean manufacturing improvements in all facilities.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.3 million, or 3.6%, to $34.3 million for the three months ended November 26, 2005 from $35.6 million for the three months ended November 27, 2004. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $2.8 million to $22.3 million or 36.0% of net sales, for the three months ended November 26, 2005 from $25.1 million or 39.7% of net sales, for the three months ended November 27, 2004. The decrease in selling and marketing expenses was primarily the result of decreased selling and marketing expenses in yearbooks as a result of the costs in the prior year of launching the official yearbook program and a decrease in ring marketing expenses directly related to the shortfall of college and retail high school shipments.
General and administrative expenses for the three months ended November 26, 2005 were $12.0 million, or 19.4% of net sales, as compared to $10.5 million, or 16.6% of net sales, for the three months ended November 27, 2004. The increase in general and administrative expenses was primarily the result of severance and non-recurring professional services.
Operating Income (Loss). As a result of the foregoing, operating income was $1.6 million, or 2.5% of net sales, for the three months ended November 26, 2005 as compared with operating income of $0.4 million, or 0.5% of net sales, for the three months ended November 27, 2004. The class rings segment reported operating income of $6.1 million for the three months ended November 26, 2005 as compared with operating income of $5.6 million for the three months ended November 27, 2004. The yearbooks segment reported an operating loss of $3.6 million for the three months ended November 26, 2005 as compared with an operating loss of $5.5 million for the three months ended November 27, 2004. The graduation products segment reported an operating loss of $1.2 million for the three months ended November 26, 2005 as compared with an operating loss of $1.8 million for the three months ended November 27, 2004. The achievement publications segment reported operating income of $1.0 million for the three months ended November 26, 2005 as compared with operating income of $2.7 million for the three months ended November 27, 2004. The other segment reported an operating loss of $0.8 million for the three months ended November 26, 2005 and for the three months ended November 27, 2004.
Interest Expense, Net. For AAC, net interest expense was $6.0 million for the three months ended November 26, 2005 and $5.7 million for the three months ended November 27, 2004. The average debt outstanding of AAC for the three months ended November 26, 2005 and the three months ended November 27, 2004 was $303 million and $327 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended November 26, 2005 and the three months ended November 27, 2004 was 7.8% and 6.9%, respectively.
For Group Holdings, net interest expense was $8.6 million for the three months ended November 26, 2005 and $6.1 million for the three months ended November 27, 2004. The average debt outstanding of Group Holdings for the three months ended November 26, 2005 and the three months ended November 27, 2004 was $401 million and $339 million, respectively. The weighted average interest rate on debt outstanding of Group Holdings for the three months ended November 26, 2005 and the three months ended November 27, 2004 was 8.4% and 7.1%, respectively.
Benefit for Income Taxes. For the three months ended November 26, 2005 and May 29, 2004, AAC recorded an income tax benefit of $1.8 million and $2.1 million, respectively, which represents an effective tax rate of 40% and 40%, respectively. AAC’s effective rates for the three months ended November 26, 2005 and November 27, 2004 represent an estimated federal and state income tax benefit.
For the three months ended November 26, 2005 and May 29, 2004, Group Holdings recorded an income tax benefit of $3.0 million and $2.5 million, respectively, which represents an effective tax rate of 43% and 43%, respectively. Group Holdings’ effective rates for the three months ended November 26, 2005 and November 27, 2004 represent an estimated federal and state income tax benefit and the non-deductibility of a portion of its interest on high-yield debt.
Net Income. As a result of the foregoing, AAC reported a net loss of $2.7 million for the three months ended November 26, 2005 as compared to $3.2 million for the three months ended November 27, 2004.
As a result of the foregoing, Group Holdings reported net loss of $4.0 million for the three months ended November 26, 2005 as compared to $3.3 million for the three months ended November 27, 2004.
Liquidity and Capital Resources
Operating Activities. For AAC, operating activities provided cash of $3.0 million for the three months ended November 26, 2005 compared to cash provided of $2.1 million for the three months ended November 27, 2004. The $0.9 million increase in cash provided by operating activities was primarily attributable to improved earnings and lower working capital requirements.
For Group Holdings, operating activities provided cash of $3.0 million for the three months ended November 26, 2005 compared to cash used of $1.4 million for the three months ended November 27, 2004. The $4.4 million increase in cash provided by operating activities was primarily attributable to lower working capital requirements.
Investing Activities. Capital expenditures for the three months ended November 26, 2005 were $2.7 million compared to capital expenditures of $4.7 million for the three months ended November 27, 2004. Our projected capital expenditures for the entire fiscal year 2006 are expected to be approximately $12.5 million to $14.0 million.
Financing Activities. For AAC, financing activities provided cash of $3.8 million for the three months ended November 26, 2005 compared to cash provided of $4.4 million for the three months ended November 27, 2004.
For Group Holdings, financing activities provided cash of $3.8 million for the three months ended November 26, 2005 compared to cash provided of $8.1 million for the three months ended November 27, 2004.
Capital Resources. In connection with the Merger, AAC entered into its existing $195.0 million senior secured credit facility and issued $150.0 million of the 8.25% senior subordinated notes. Certain provisions of these financing arrangements are described below.

     The senior secured credit facility provides a $155.0 million term loan, maturing in 2011, and up to $40.0 million in available revolving loan borrowings, maturing in 2010. As of November 26, 2005, the revolver was undrawn. The senior secured credit facility imposes certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior secured credit facility contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on its ability to make capital expenditures. The senior secured credit facility is secured by substantially all of the assets of AAC, is guaranteed by and secured by the assets of some of its existing and future domestic subsidiaries, if any, and by a pledge of all of the capital stock of some of its existing and future domestic subsidiaries, if any. The senior secured credit facility is also guaranteed by AAC Holding Corp.
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
Off Balance-Sheet Obligations
Gold Consignment Agreement. Under AAC’s gold consignment financing arrangement, AAC has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at AAC’s facilities and other approved locations, as specified by the agreement. AAC expensed consignment fees of $78 for the three months ended November 26, 2005 and $87 for the three months ended November 27, 2004. Under the terms of the consignment arrangement, AAC does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from AAC in payment for the gold purchased. Accordingly, AAC does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of November 26, 2005 and August 27, 2005, AAC held approximately 16,020 ounces and 17,070 ounces, respectively, of gold valued at $7.9 million and $7.5 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 day written notice.
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
Recent Accounting Pronouncements
     In November 2004, FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“FAS 151”). FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. FAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this standard beginning the first quarter of fiscal year 2006 and its adoption did not have a material impact on our financial statements as such costs have historically been expensed as incurred.
     In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. We adopted this statement beginning the first quarter of fiscal year 2006 and its adoption did not have a significant impact on our financial statements.
In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Retirement Obligations” (FIN 47), which clarifies the term “conditional asset retirement obligation,” as used in FASB Statement No. 143, “Accounting for Asset retirement Obligations.” FIN 47 clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event and if the liability’s fair value can be reasonably estimated. If the liability’s fair value cannot be reasonably estimated, then the entity must disclose a description of the obligation, the fact that a liability has not been recognized, and the reasons why the liability cannot be reasonably estimated. We must adopt this Interpretation in the fourth quarter of 2006 and we are currently studying its provisions to determine the impact, if any, on our financial statements.

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
Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The prices for these products are denominated in Euros. Each ten percent change in the Euro exchange rate would result in a $0.5 million change in cost of goods sold, assuming stone purchase levels approximate the levels in the combined fiscal 2005. In order to hedge market risk, we have from time-to-time purchased forward currency contracts. During the three months ended November 26, 2005, we did not purchase any Euro forward contracts and did not have any such contracts outstanding.
Gold. We purchase all of our gold from The Bank of Nova Scotia through our existing gold consignment agreement described above. We consign the majority of our gold and pay for gold as our products are shipped to customers. Each ten percent change in the price of gold would result in a $2.2 million change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2005. As of November 26, 2005, we had hedged a majority of our gold requirements for fiscal 2006 through the purchase of gold options.

ITEM 4. CONTROLS AND PROCEDURES
As of the date of this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the most recent year end audit, several deficiencies related to the application of generally accepted accounting principles were noted, which are collectively considered to be a material weakness in internal control over financial reporting. The deficiencies related to the timing of revenue recognition and the determination and accuracy of certain liabilities and the related expenses. The errors that resulted from these deficiencies were corrected prior to the completion of the audit and, as a result, did not have any effect on the reported year end earnings and did not have any material effect on previous reported earnings. We have taken steps to remediate the material weakness. We implemented a series of additional controls in our accounting review and approval process designed to provide greater assurance that the timing of revenue recognition and the determination of certain liabilities are properly recorded at the end of the applicable accounting periods. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Additionally, our President and Chief Executive Officer and our Chief Financial Officer determined, as of the date of this report, that there were no other changes in our internal control over financial reporting that have materially affected, or are likely to materially affect our internal control over financial reporting.
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
You should consider the risks described in Group Holdings’ Registration Statement on Form S-4 Amendment No. 5 (File No. 333-121479) filed on August 25, 2005 as you review this quarterly report.

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
Date: January 10, 2006

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DONALD J. PERCENTI

Donald J. Percenti
CHIEF EXECUTIVE OFFICER
(principal executive officer)

By:	/s/ SHERICE P. BENCH

Sherice P. Bench
CHIEF FINANCIAL OFFICER
(principal financial officer)