Form 10-Q
period 2006-02-25
AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2006-04-11
CIK 1168468, 1311835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 25, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 333-121479
COMMISSION FILE NUMBER 333-84294
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1854833
DELAWARE	13-4126506
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The number of shares outstanding of AAC Group Holding Corp. as of February 25, 2006 was 505,460 shares of common stock, par value $.01. The number of shares outstanding of American Achievement Corporation as of February 25, 2006 was 100 shares of common stock, par value $.01.

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2006
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
Condensed Consolidated Balance Sheets (unaudited) — As of February 25, 2006 and August 27, 2005	3
Condensed Consolidated Statements of Operations (unaudited) — For the Three Months Ended February 25, 2006 and For the Three Months Ended February 26, 2005	4
Condensed Consolidated Statements of Operations (unaudited) — For the Six Months Ended February 25, 2006 and For the Six Months Ended February 26, 2005	5
Condensed Consolidated Statements of Cash Flows (unaudited) — For the Six Months Ended February 25, 2006 and For the Six Months Ended February 26, 2005	6
Condensed Consolidated Statements of Stockholders’ Equity (unaudited) — For the Six Months Ended February 25, 2006	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8-19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 6. Exhibits	33
SIGNATURES	34
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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	February 25,	August 27,	February 25,	August 27,
	2006	2005	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$24,660	$4,324	$17,163	$4,093
Accounts receivable, net	37,392	40,639	37,392	40,639
Inventories, net	35,168	21,913	35,168	21,913
Deferred tax asset	6,760	6,760	6,760	6,760
Prepaid expenses and other current assets, net	22,603	22,180	22,603	22,180

Total current assets	126,583	95,816	119,086	95,585
Property, plant and equipment, net	74,302	75,943	74,302	75,943
Goodwill	184,565	184,026	184,565	184,026
Other intangible assets, net	146,626	153,265	143,432	150,112

Other assets	3,751	3,809	3,751	3,809

Total assets	$535,827	$512,859	$525,136	$509,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$6,270	$3,730	$6,270	$3,730
Accounts payable	7,475	13,959	7,475	13,959
Customer deposits	60,590	17,762	60,590	17,762
Accrued expenses	25,312	26,263	25,301	26,252
Accrued interest	7,514	7,370	7,514	7,370
Current portion of long-term debt	1,273	1,409	1,273	1,409

Total current liabilities	108,434	70,493	108,423	70,482
Long-term debt, net of current portion	380,932	384,367	271,823	287,711
Deferred income taxes	20,382	25,331	25,649	28,126
Other long-term liabilities	7,860	8,377	7,699	8,344

Total liabilities	517,608	488,568	413,594	394,663
Commitments and contingencies
Stockholders’ equity:
Common stock	5	5	—	—
Additional paid-in capital	16,491	16,491	102,046	102,046
Accumulated earnings	2,679	8,751	10,452	13,722
Accumulated other comprehensive loss	(956)	(956)	(956)	(956)

Total stockholders’ equity	18,219	24,291	111,542	114,812

Total liabilities and stockholders’ equity	$535,827	$512,859	$525,136	$509,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	For the three		For the three
	months ended		months ended
	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005
Net sales	$56,356	$58,823	$56,356	$58,823
Cost of sales	20,779	23,150	20,779	23,150

Gross profit	35,577	35,673	35,577	35,673
Selling, general and administrative expenses	30,810	35,677	30,810	35,677

Operating income (loss)	4,767	(4)	4,767	(4)
Interest expense	8,481	8,172	5,752	5,772

Loss before income taxes	(3,714)	(8,176)	(985)	(5,776)
Benefit for income taxes	(1,624)	(3,718)	(391)	(2,311)

Net loss	$(2,090)	$(4,458)	$(594)	$(3,465)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	For the six		For the six
	months ended		months ended
	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005
Net sales	$118,346	$122,105	$118,346	$122,105
Cost of sales	46,863	50,466	46,863	50,466

Gross profit	71,483	71,639	71,483	71,639
Selling, general and administrative expenses	65,144	71,280	65,144	71,280

Operating income	6,339	359	6,339	359
Interest expense	17,032	14,290	11,758	11,488

Loss before income taxes	(10,693)	(13,931)	(5,419)	(11,129)
Benefit for income taxes	(4,621)	(6,217)	(2,149)	(4,452)

Net loss	$(6,072)	$(7,714)	$(3,270)	$(6,677)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	For the six months ended		For the six months ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Cash flows from operating activities:
Net loss	$(6,072)	$(7,714)	$(3,270)	$(6,677)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,015	12,692	13,015	12,692
Deferred income taxes	(4,949)	(5,431)	(2,477)	(3,666)
Amortization of debt discount and deferred financing fees	5,929	3,555	748	753
Recovery for doubtful accounts	(339)	(289)	(339)	(289)
Changes in assets and liabilities:
Accounts receivable	3,586	6,896	3,586	6,896
Inventories, net	(13,255)	(13,336)	(13,255)	(13,336)
Prepaid expenses and other current assets, net	(423)	2,529	(423)	2,529
Other assets	(481)	(4,484)	(481)	(976)
Customer deposits	42,828	37,207	42,828	37,207
Deferred revenue	—	(4,562)	—	(4,562)
Accounts payable, accrued expenses, and other long-term liabilities	(7,808)	(5,351)	(7,936)	(5,370)

Net cash provided by operating activities	32,031	21,712	31,996	25,201
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,442)	(6,573)	(5,442)	(6,573)

Net cash used in investing activities	(5,442)	(6,573)	(5,442)	(6,573)
Cash flows from financing activities:
Payments on revolver	(16,050)	(22,400)	(16,050)	(22,400)
Proceeds from credit facility revolver	16,050	22,400	16,050	22,400
Payments on term loan	(16,024)	(10,140)	(16,024)	(10,140)
Proceeds from stock issuance	7,500	—	—	—
Transaction costs on stock issuance	(269)	—	—	—
Proceeds from 10.25% notes	—	89,269	—	—
Distribution to stockholders	—	(85,550)	—	—
Change in bank overdraft	2,540	(1,149)	2,540	(1,149)

Net cash used in financing activities	(6,253)	(7,570)	(13,484)	(11,289)

Net increase in cash and cash equivalents	20,336	7,569	13,070	7,339
Cash and cash equivalents, beginning of period	4,324	3,038	4,093	3,038

Cash and cash equivalents, end of period	$24,660	$10,607	$17,163	$10,377

Supplemental disclosure
Cash paid during the period for:
Interest	$11,066	$11,877	$11,066	$11,877

Income taxes	$302	$124	$302	$124

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

					Accumulated
			Additional		other
	Common Stock		Paid-in	Accumulated	Comprehensive
AAC Group Holding Corp.	Shares	Amount	Capital	earnings	income (loss)	Total
	(Dollars in thousands)
Balance, August 27, 2005	505,460	$5	$16,491	$8,751	$(956)	$24,291

Net loss	—	—	—	(6,072)	—	(6,072)

Balance, February 25, 2006	505,460	$5	$16,491	$2,679	$(956)	$18,219

					Accumulated
			Additional		other
	Common Stock		Paid-in	Accumulated	comprehensive
American Achievement Corporation	Shares	Amount	Capital	earnings	income (loss)	Total
	(Dollars in thousands)
Balance, August 27, 2005	100	$—	$102,046	$13,722	$(956)	$114,812

Net loss	—	—	—	(3,270)	—	(3,270)

Balance, February 25, 2006	100	$—	$102,046	$10,452	$(956)	$111,542

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
On November 16, 2004, Group Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012 (the “10.25% Notes”), generating net proceeds of $89.3 million. Group Holdings is the sole obligor of these notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Group Holdings’ common stock from its stockholders. On January 18, 2006, Group Holdings entered into a Preferred Stock Purchase Agreement with an investor pursuant to which Group Holdings sold shares of its Series A Redeemable Preferred Stock. In connection with this transaction, Group Holdings issued the investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase price of $7.5 million, which the investor paid to Group Holdings in cash. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Group Holdings.
Other than the 10.25% Notes, cash from the sale of Series A Preferred Stock, related deferred issuance costs and associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Group Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Group Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is AAC. All significant intercompany accounts and transactions have been eliminated in consolidation. AAC and Group Holdings are treated as entities under common control and therefore, the statements of operations and cash flows presented for Group Holdings combine the results of AAC to the beginning of the period presented.
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended February 25, 2006 are not necessarily

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
indicative of the results that may be expected for the fiscal year ending August 26, 2006. Accordingly, the interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 27, 2005 included in the Company’s Report on Form 10-K (File No. 333-84294 and 333-121479) filed on November 22, 2005.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.
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
3. Inventories, Net
AAC Group Holding Corp.
American Achievement Corporation

	February 25, 2006	August 27, 2005
Raw materials	$9,381	$9,022
Work in process	19,011	6,306
Finished goods	7,669	6,790
Less — Reserves	(893)	(205)

	$35,168	$21,913

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
Cost of sales includes depreciation and amortization of $2,428 and $2,399 for the three months ended February 25, 2006 and February 26, 2005, respectively. Cost of sales includes depreciation and amortization of $4,721 and $4,783 for the six months ended February 25, 2006 and February 26, 2005, respectively.
4. Prepaid Expenses and Other Current Assets, Net
Prepaid expenses and other current assets, net include reserves on sales representative advances of $2,797 and $2,536 at February 25, 2006 and August 27, 2005, respectively.
5. Goodwill and Other Intangible Assets
Goodwill
AAC Group Holding Corp.
American Achievement Corporation

	February 25, 2006	August 27, 2005
Class Rings	$71,792	$71,792
Yearbooks	65,241	65,241
Graduation Products	23,781	23,242
Achievement Publications	11,693	11,693
Other	12,058	12,058

Total	$184,565	$184,026

The increase in goodwill was due to the finalization of the purchase price of C-B Graduation Announcements, LLC, a producer of personalized graduation announcements and related accessories. AAC acquired the assets of C-B Graduation Announcements, LLC effective January 30, 2004.
Other Intangible Assets
For Group Holdings, other intangible assets consisted of the following:

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
At February 25, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	14,889	(6,417)	8,472
Patents	14 to 17 years	7,317	(739)	6,578
Customer lists and distribution contracts	3 to 12 years	100,516	(19,035)	81,481

		$172,817	$(26,191)	$146,626

At August 27, 2005
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	14,620	(2,475)	12,145
Patents	14 to 17 years	7,317	(629)	6,688
Customer lists and distribution contracts	3 to 12 years	100,516	(16,179)	84,337

		$172,548	$(19,283)	$153,265

For Group Holdings, total amortization on other intangible assets was $3,456 and $6,908 for the three and six months ended February 25, 2006, respectively, and $3,452 and $6,814 for the three and six months ended February 26, 2005, respectively. Amortization on deferred financing costs is recorded as interest expense using the effective interest rate method and amortization on patents and customer lists and

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2006 through 2010 is approximately $13.8 million each year.
For AAC, other intangible assets consisted of the following:

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
At February 25, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(2,868)	8,244
Patents	14 to 17 years	7,317	(850)	6,467
Customer lists and distribution contracts	3 to 12 years	100,516	(21,890)	78,626

		$169,040	$(25,608)	$143,432

At August 27, 2005
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(2,120)	8,992
Patents	14 to 17 years	7,317	(629)	6,688
Customer lists and distribution contracts	3 to 12 years	100,516	(16,179)	84,337

		$169,040	$(18,928)	$150,112

For AAC, total amortization on other intangible assets was $3,340 and $6,680 for the three and six months ended February 25, 2006, respectively, and $3,341 and $6,681 for the three and six months ended February 26, 2005, respectively. Amortization on deferred financing costs is recorded as interest expense using the effective interest rate method and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2006 through 2010 is approximately $13.4 million each year.
6. Long-term Debt
Long-term debt consisted of the following:
AAC Group Holding Corp.

	February 25, 2006	August 27, 2005
10.25% Senior discount notes due 2012 (net of unamortized discount of $29,891 and $34,844)	$101,609	$96,656
Mandatory redeemable preferred stock	7,500	—
8.25% Senior subordinated notes due 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due 2010	—	—
Term loan due 2011	123,096	139,120

Total	382,205	385,776
Less current portion of long-term debt	(1,273)	(1,409)

Total long-term debt	$380,932	$384,367

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
American Achievement Corporation

	February 25, 2006	August 27, 2005
8.25% Senior subordinated notes due 2012	$150,000	$150,000
Senior secured credit facility:
Revolving credit facility due 2010	—	—
Term loan due 2011	123,096	139,120

Total	273,096	289,120
Less current portion of long-term debt	(1,273)	(1,409)

Total long-term debt	$271,823	$287,711

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
If a Change in Control (as defined in the indenture relating to the 10.25% Notes) occurs prior to October 1, 2008, Group Holdings must give the holders of the 10.25% Notes the opportunity to sell their 10.25% Notes to Group Holdings at 101% of the accreted value of the 10.25% Notes, plus accrued interest. If a change in control as defined in the indenture relating to the 10.25% Notes occurs following October 1, 2008, Group Holdings must give the holders of the 10.25% Notes the opportunity to sell their 10.25% Notes to Group Holdings at 101% of the aggregate principal amount at maturity of the 10.25% Notes, plus accrued interest.
Additionally, the terms of the 10.25% Notes limit Group Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions to the indenture governing the 8.25% Notes and the Senior Credit Facility (as defined below). As of February 25, 2006, Group Holdings was in compliance with all such provisions.
Mandatory Redeemable Preferred Stock
On January 18, 2006, Group Holdings entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with an investor pursuant to which Group Holdings sold shares of its Series A Redeemable Preferred Stock (the “Series A Preferred Stock”). In connection with the Purchase Agreement, the investor was granted (i) registration rights on the capital stock of Group Holdings held by the investor in the event of an initial public offering by Group Holdings, (ii) preemptive rights to purchase additional capital stock of Group Holdings in order to maintain its percentage ownership in Holdings upon the sales of additional capital stock and (iii) the right to have an observer seat on the Board of Directors of Group Holdings. Group Holdings issued the investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase price of $7.5 million, which the investor paid to Group Holdings in cash. The holders of the Series A

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
Preferred Stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Group Holdings. All undeclared dividends and declared but unpaid dividends shall accrue from the date the stock was issued. Undeclared dividends for the three and six months ended February 25, 2006 totaled $128. The Series A Preferred Stock may be redeemed by Group Holdings on or after January 18, 2007 at a price equal to 104% of the Liquidation Preference (as defined in the Amended and Restated Certificate of Incorporation of Group Holdings (the “Certificate of Incorporation”). Such percentage is reduced annually until the purchase price upon redemption to Group Holdings is equal to 100% of the Liquidation Preference. In addition, the Series A Preferred Stock is subject to mandatory redemption on January 18, 2013 or, at the election of the investor, in the event of a Change in Control or a Public Equity Offering (each as defined in the Certificate of Incorporation).
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
The Company may not redeem the 8.25% Notes until on or after April 1, 2008, except that the Company, in connection with certain equity offerings, may redeem up to 35% of the 8.25% Notes before the third anniversary of the issue date of the 8.25% Notes as long as (a) the Company pays a specified percentage of the principal amount of the 8.25% Notes, plus interest, (b) the Company redeems the 8.25% Notes within 90 days of completing a public equity offering and (c) at least 65% of the aggregate principal amount of the 8.25% Notes originally issued remains outstanding afterward.
If a Change in Control (as defined in the indenture relating to the 8.25% Notes) occurs, the Company must give the holders of the 8.25% Notes the opportunity to sell their 8.25% Notes to the Company at 101% of the principal amount of the 8.25% Notes, plus accrued interest.
The indenture governing the 8.25% Notes contains restrictions on the ability of AAC to pay dividends and make certain other payments to AAC Holding Corp. Pursuant to the arrangement, AAC may, subject to certain limitations, pay dividends or make such payments in connection with (i) repurchases of certain capital stock of AAC Holding Corp. and (ii) the payment by AAC Holding Corp. of taxes, costs and other expenses required to maintain its legal existence and legal, accounting and other overhead costs in the ordinary course of business.
The 8.25% Notes contain other customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the indenture governing the 8.25% Notes). In addition, the 8.25% Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the indenture governing the 8.25% Notes). The Company was in compliance with the 8.25% Notes covenants as of February 25, 2006.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
Senior Secured Credit Facility
In conjunction with the consummation of the Merger, on March 25, 2004, AAC entered into a $195.0 million senior secured credit facility (the “Senior Credit Facility”) which includes a $155.0 million term loan and up to $40.0 million available under a revolving credit facility. The Senior Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of AAC, and certain of AAC’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). As of February 25, 2006, assets of AAC subject to lien under the Senior Credit Facility were approximately $338.0 million. All of AAC’s obligations under the Senior Credit Facility are fully and unconditionally guaranteed by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries.
The term loan of the Senior Credit Facility is due in March 2011. Quarterly payments of $318 are made through 2011. Quarterly payments are based on the total amount outstanding on the term loan; and therefore, are reduced as prepayments on the term loan are made. The term loan of the Senior Credit Facility has an interest rate based on the prime rate, plus points based on a calculated leverage ratio. The weighted average interest rate on the term loan of the Senior Credit Facility was approximately 6.9% and 6.0% at February 25, 2006 and August 27, 2005, respectively.
During the six months ended February, 25, 2005, the Company paid down $16.0 million of the term loan of the Senior Credit Facility. During March 2006, the Company paid down an additional $16.0 million of the term loan of the Senior Credit Facility.
The revolving credit facility matures in March 2010. Availability under the revolving credit facility is restricted to a total revolving commitment of $40.0 million as defined in the credit agreement governing the Senior Credit Facility. Availability under the revolving credit facility as of February 25, 2006 was approximately $38.0 million with $2.0 million in letters of credit outstanding. Availability under the revolving credit facility as of August 27, 2005 was approximately $38.1 million with $1.9 million in letters of credit outstanding.
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
The Senior Credit Facility contains restrictions on the ability of AAC to pay dividends and make certain other payments to AAC Holding Corp. Pursuant to the arrangement, AAC may, subject to certain limitations, pay dividends or make such payments in connection with (i) repurchases of certain capital stock of AAC Holding Corp. and (ii) the payment by AAC Holding Corp. of taxes, costs and other expenses required to maintain its legal existence and legal, accounting and other overhead costs in the ordinary course of business.
AAC was in compliance with the Senior Credit Facility’s covenants as of February 25, 2006.
Group Holdings’ weighted average interest rate on debt outstanding as of February 25, 2006 and August 27, 2005 was 8.2% and 7.7%, respectively.
AAC’s weighted average interest rate on debt outstanding as of February 25, 2006 and August 27, 2005 was 7.7% and 6.9%, respectively.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
AAC’s management believes the carrying amount of long-term debt approximates fair value as of February 25, 2006 and August 27, 2005, based upon current rates offered for debt with the same or similar debt terms.
7. Commitments and Contingencies
Pending Litigation
On February 11, 2004, Frederick Goldman, Inc. (the “Licensee”) filed an arbitration claim against AAC’s subsidiary, Commemorative Brands, Inc. (“CBI”), for an unspecified monetary amount alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the Licensee to a non-exclusive license. The arbitration proceedings have concluded with the arbitrator ruling that the Licensee has an exclusive license. In addition, on February 10, 2004, the Licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting third parties rights in violation of the Licensee’s exclusive rights under the license agreement. The district court claim seeks injunctive and monetary relief. The Licensee has not specified the exact amount of monetary relief it seeks, but has asked for an amount not less than $10.0 million. Trial in this action is currently scheduled to commence in or about February 2007. The Company is presently unable to assess the likelihood of an adverse judgment or assess the likely range of possible loss to the Company.
The Company is not a party to any other pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company’s results of operations, financial condition or cash flow.
Gold Consignment Agreement
Under the Company’s gold consignment financing arrangement, it has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facilities and other approved locations, as specified by the agreement. The Company expensed consignment fees of $82 and $87 for the three months ended February 25, 2006 and February 26, 2005, respectively. The Company expensed consignment fees of $160 and $174 for the six months ended February 25, 2006 and February 26, 2005, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of February 25, 2006 and August 27, 2005, the Company held approximately 16,700 ounces and 17,070 ounces, respectively, of gold valued at $9.3 million and $7.5 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 days written notice.
8. Income Taxes
AAC has recorded a deferred tax benefit at an effective rate of 40% for the three and six months ended February 25, 2006, which represents the estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2006. Group Holdings has recorded a deferred tax benefit at an effective rate of 43% for the three and six months ended February 25, 2006, which represents the estimated federal and state income tax rate, after taking into consideration the non-deductibility of a portion of its interest on high-yield debt.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
9. Postretirement Pension and Medical Benefits
CBI provides certain healthcare and life insurance benefits for former employees of the L.G. Balfour Company who retired prior to December 31, 1990. Certain hourly employees of AAC’s subsidiary, Taylor Publishing Co. (“Taylor”) are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI and TPC Plans are based primarily on the employees’ years of service and compensation near retirement. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.
The net periodic postretirement benefit cost (income), include the following components:

	For the three months ended		For the three months ended
	February 25, 2006		February 26, 2005
		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to Service during the period	$25	$—	$19	$—
Interest cost	211	39	209	37
Expected return on assets	(223)	—	(208)	—
Amortization of unrecognized net loss (gain)	—	(78)	—	(74)
Amortization of unrecognized net prior service costs	—	(39)	—	—

Net periodic postretirement benefit cost (income)	$13	$(78)	$20	$(37)

	For the six months ended		For the six months ended
	February 25, 2006		February 26, 2005
		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to Service during the period	$49	$—	$38	$—
Interest cost	422	77	418	74
Expected return on assets	(446)	—	(416)	—
Amortization of unrecognized net loss (gain)	—	(155)	—	(148)
Amortization of unrecognized net prior service costs	—	(77)	—	—

Net periodic postretirement benefit cost (income)	$25	$(155)	$40	$(74)

10. Related-Party Transactions
On March 25, 2004, upon consummation of the Merger, AAC entered into a management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid under the new management agreement totaled $750 and $1,500 for the three and six months ended February 25, 2006, respectively, and $735 and $1,500 for the three and six months ended February 26, 2005, respectively. As of February 25, 2006 and August 27, 2005, AAC had net prepaid management fee balances of $198 and $250, respectively.

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

	AAC Group Holding Corp.
		Segment
		Operating
		Income	Segment
Three Months Ended February 25, 2006	Net Sales	(Loss)	Assets
Class Rings	$31,589	$5,205	$215,734
Yearbooks	2,684	(2,553)	175,601
Graduation Products	14,850	2,008	70,381
Achievement Publications	860	(876)	38,448
Other	6,373	983	35,663

Total	$56,356	$4,767	$535,827

	American Achievement Corporation
		Segment
		Operating
		Income	Segment
Three Months Ended February 25, 2006	Net Sales	(Loss)	Assets
Class Rings	$31,589	$5,205	$211,563
Yearbooks	2,684	(2,553)	171,811
Graduation Products	14,850	2,008	69,031
Achievement Publications	860	(876)	37,769
Other	6,373	983	34,962

Total	$56,356	$4,767	$525,136

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	AAC Group Holding Corp.
		Segment
		Operating
		Income	Segment
Three Months Ended February 26, 2005	Net Sales	(Loss)	Assets
Class Rings	$32,651	$3,140	$219,413
Yearbooks	2,978	(5,292)	177,731
Graduation Products	16,361	2,866	71,032
Achievement Publications	495	(1,229)	35,816
Other	6,338	511	36,247

Total	$58,823	$(4)	$540,239

	American Achievement Corporation
		Segment
		Operating
		Income	Segment
Three Months Ended February 26, 2005	Net Sales	(Loss)	Assets
Class Rings	$32,651	$3,140	$218,007
Yearbooks	2,978	(5,292)	176,453
Graduation Products	16,361	2,866	70,577
Achievement Publications	495	(1,229)	35,587
Other	6,338	511	36,010

Total	$58,823	$(4)	$536,634

	AAC Group Holding Corp.
		Segment
		Operating
		Income	Segment
Six Months Ended February 25, 2006	Net Sales	(Loss)	Assets
Class Rings	$67,092	$11,316	$215,734
Yearbooks	15,532	(6,130)	175,601
Graduation Products	18,585	820	70,381
Achievement Publications	7,516	156	38,448
Other	9,621	177	35,663

Total	$118,346	$6,339	$535,827

	American Achievement Corporation
		Segment
		Operating
		Income	Segment
Six Months Ended February 25, 2006	Net Sales	(Loss)	Assets
Class Rings	$67,092	$11,316	$211,563
Yearbooks	15,532	(6,130)	171,811
Graduation Products	18,585	820	69,031
Achievement Publications	7,516	156	37,769
Other	9,621	177	34,962

Total	$118,346	$6,339	$525,136

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	AAC Group Holding Corp.
		Segment
		Operating
		Income	Segment
Six Months Ended February 26, 2005	Net Sales	(Loss)	Assets
Class Rings	$67,502	$8,786	$219,413
Yearbooks	15,929	(10,788)	177,731
Graduation Products	19,319	1,116	71,032
Achievement Publications	9,294	1,503	35,816
Other	10,061	(258)	36,247

Total	$122,105	$359	$540,239

	American Achievement Corporation
		Segment
		Operating
		Income	Segment
Six Months Ended February 26, 2005	Net Sales	(Loss)	Assets
Class Rings	$67,502	$8,786	$218,007
Yearbooks	15,929	(10,788)	176,453
Graduation Products	19,319	1,116	70,577
Achievement Publications	9,294	1,503	35,587
Other	10,061	(258)	36,010

Total	$122,105	$359	$536,634

12. Recent Accounting Pronouncements
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
In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (“FAS 153”) which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. The Company adopted this statement beginning the first quarter of fiscal year 2006 and its adoption did not have a significant impact on its financial statements.
In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Retirement Obligations” (“FIN 47”), which clarifies the term “conditional asset retirement obligation,” as used in FASB Statement No. 143, “Accounting for Asset retirement Obligations.” FIN 47 clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event and if the liability’s fair value can be reasonably estimated. If the liability’s fair value cannot be reasonably estimated, then the entity must disclose a description of the obligation, the fact that a liability has not been recognized, and the reasons why the liability cannot be reasonably estimated. The Company must adopt this Interpretation in the fourth quarter of 2006 and is currently studying its provisions to determine the impact, if any, on its financial statements.

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
Fiscal Year End
We use a 52/53-week fiscal year ending on the last Saturday of August.
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
Numerous raw materials are used in the manufacture of our products. Gold, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase all of our gold from a single supplier, The Bank of Nova Scotia, through our existing gold consignment agreement. We consign the majority of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious stones from a single supplier in Germany. The prices for these products are denominated in Euros. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case. Gold prices have increased and the U.S. dollar has slightly increased as compared to the Euro during the first two quarters of our fiscal year 2006. We expect these trends to continue at least through the end of our fiscal year 2006, and perhaps thereafter.

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
Company Background
Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L. G. Balfour Company, Inc., were combined in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing, whose primary business was designing and printing student yearbooks. In March 2001, AAC acquired all of the capital stock of Educational Communications, Inc. (“ECI”), which publishes achievement publications. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.
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

On January 18, 2006, Group Holdings entered into a Preferred Stock Purchase Agreement with an investor pursuant to which Group Holdings sold shares of its Series A Redeemable Preferred Stock. In connection with this transaction, Group Holdings issued the investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase price of $7.5 million, which the investor paid to Group Holdings in cash. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Group Holdings.
Critical Accounting Policies
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
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
Goodwill and Other Intangible Assets. We account for our long-lived assets with indefinite lives under SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142 we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units and determining fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results. As of August 27, 2005, a third party valuation, among other factors, was used by management in its impairment analysis of other intangible assets values and the residual goodwill.

We believe that we had no impairment as of August 27, 2005; however, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets. As of August 27, 2005, goodwill and indefinite-lived intangible assets totaled $234.1 million and represented 46% of total assets and 204% of equity.
Long-lived Tangible and Intangible Assets with Definite Lives. We test our long-lived tangible and intangible assets with definite lives for impairment under FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review long-lived tangible and intangible assets with definite lives whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination is made. In applying this standard, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments. As of August 27, 2005, a third party valuation, among other factors, was used in its impairment analysis of long-lived tangible and intangible assets with definite lives.
We believe that we had no impairment as of August 27, 2005; however, unforeseen future events could adversely affect the reported value of long-lived tangible and intangible assets with definite lives. As of August 27, 2005, long-lived tangible and intangible assets with definite lives totaled approximately $100.0 million and represented 20% of total assets and 87% of equity.
Results of Operations
Three Months Ended February 25, 2006 Compared to Three Months Ended February 26, 2005 The following table sets forth selected information for Group Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	AAC Group Holding Corp.				American Achievement Corporation
	For the Three	% of	For the Three	% of	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net	Months Ended	Net	Months Ended	Net
	February 25, 2006	Sales	February 26, 2005	Sales	February 25, 2006	Sales	February 26, 2005	Sales
Net sales	$56,356	100.0%	$58,823	100.0%	$56,356	100.0%	$58,823	100.0%
Cost of sales	20,779	36.9%	23,150	39.4%	20,779	36.9%	23,150	39.4%

Gross profit	35,577	63.1%	35,673	60.6%	35,577	63.1%	35,673	60.6%
Selling, general and administrative expenses	30,810	54.7%	35,677	60.6%	30,810	54.7%	35,677	60.6%

Operating income (loss)	4,767	8.4%	(4)	0.0%	4,767	8.4%	(4)	0.0%
Interest expense	8,481	15.0%	8,172	13.9%	5,752	10.2%	5,772	9.8%

Loss before income taxes	(3,714)	(6.6)%	(8,176)	(13.9)%	(985)	(1.8)%	(5,776)	(9.8)%
Benefit for income taxes	(1,624)	(2.9)%	(3,718)	(6.3)%	(391)	(0.7)%	(2,311)	(3.9)%

Net loss	$(2,090)	(3.7)%	$(4,458)	(7.6)%	$(594)	(1.1)%	$(3,465)	(5.9)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $2.4 million, or 4.4%, to $56.4 million for the three months ended February 25, 2006 from $58.8 million for the three months ended February 26, 2005. This decrease in net sales was due primarily to a decline in high school class ring shipments and graduation products, partially offset by shipments of college class rings and achievement publication shipments.
The following details the changes in net sales during such periods by business segment.
Class Rings. Net sales decreased $1.1 million to $31.6 million for the three months ended February 25, 2006 from $32.7 million for the three months ended February 26, 2005. The decrease in net sales was the result of a decrease in high school ring shipments of $1.3 million, partially offset by an increase of $0.2 million in college class rings.
Yearbooks. Net sales decreased $0.3 million to $2.7 million for the three months ended February 25, 2006 from $3.0 million for the three months ended February 26, 2005. The decrease in net sales was the result of later copy receipt from customers, which impacted the timing of yearbook shipments. These yearbooks are expected to ship out in the third quarter.
Graduation Products. Net sales decreased $1.5 million to $14.9 million for the three months ended February 25, 2006 from $16.4 million for the three months ended February 26, 2005. The decrease in net sales was the result of later order receipts of high school graduation products, which will ship out in the third quarter.
Achievement Publications. Net sales increased $0.4 million to $0.9 million for the three months ended February 25, 2006 from $0.5 million for the three months ended February 26, 2005. The increase in sales was due to additional publication shipments and increased collateral sales.
Other. Net sales increased $0.1 million to $6.4 million for the three months ended February 25, 2006 from $6.3 million for the three months ended February 26, 2005. The increase in net sales was related to a slight increase in commercial printing, partially offset by a slight decrease in affinity jewelry sales.
Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 63.1% for the three months ended February 25, 2006, a 2.5 percentage point increase from 60.6% for the three months ended February 26, 2005. Overall, gross profit decreased $0.1 million. The increase in gross margin was mainly a result of continued efficiency gains in our ring, yearbook and graduation products facilities. These efficiencies were directly related to the closure of a ring manufacturing facility, capital investments in printing equipment and technology in our yearbook operations and continued lean manufacturing improvements in all facilities.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.9 million, or 13.7%, to $30.8 million for the three months ended February 25, 2006 from $35.7 million for the three months ended February 26, 2005. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $2.7 million to $20.3 million or 36.0% of net sales, for the three months ended February 25, 2006 from $23.0 million or 39.1% of net sales, for the three months ended February 26, 2005. The decrease in selling and marketing expenses was primarily the result of decreased selling and marketing expenses in yearbooks as a result of the costs in the prior year of launching the official yearbook program and a decrease in ring marketing expenses directly related to college and high school rings.
General and administrative expenses for the three months ended February 25, 2006 were $10.5 million, or 18.6% of net sales, as compared to $12.7 million, or 21.6% of net sales, for the three months ended February 26, 2005. The decrease in general and administrative expenses was the result of the one-time bonus in the three months ended February 26, 2005 of $2.2 million.

Operating Income (Loss). As a result of the foregoing, operating income was $4.8 million, or 8.4% of net sales, for the three months ended February 25, 2006 as compared with an operating loss of $0.0 million, or 0.0% of net sales, for the three months ended February 26, 2005. The class rings segment reported operating income of $5.2 million for the three months ended February 25, 2006 as compared with operating income of $3.1 million for the three months ended February 26, 2005. The yearbooks segment reported an operating loss of $2.6 million for the three months ended February 25, 2006 as compared with an operating loss of $5.3 million for the three months ended February 26, 2005. The graduation products segment reported operating income of $2.0 million for the three months ended February 25, 2006 as compared with operating income of $2.9 million for the three months ended February 26, 2005. The achievement publications segment reported an operating loss of $0.9 million for the three months ended February 25, 2006 as compared with an operating loss of $1.2 million for the three months ended February 26, 2005. The other segment reported operating income of $1.0 million for the three months ended February 25, 2006 as compared with operating income of $0.5 million for the three months ended February 26, 2005.
Interest Expense, Net. For AAC, net interest expense was $5.8 million for the three months ended February 25, 2006 and $5.8 million for the three months ended February 26, 2005. The average debt outstanding of AAC for the three months ended February 25, 2006 and the three months ended February 26, 2005 was $287 million and $319 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended February 25, 2006 and the three months ended February 26, 2005 was 7.9% and 6.7%, respectively.
For Group Holdings, net interest expense was $8.5 million for the three months ended February 25, 2006 and $8.2 million for the three months ended February 26, 2005. The average debt outstanding of Group Holdings for the three months ended February 25, 2006 and the three months ended February 26, 2005 was $388 million and $410 million, respectively. The weighted average interest rate on debt outstanding of Group Holdings for the three months ended February 25, 2006 and the three months ended February 26, 2005 was 8.5% and 7.5%, respectively.
Benefit for Income Taxes. For the three months ended February 25, 2006 and February 26, 2005, AAC recorded an income tax benefit of $0.4 million and $2.3 million, respectively, which represents an effective tax rate of 40% and 40%, respectively. AAC’s effective rates for the three months ended February 25, 2006 and February 26, 2005 represent an estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2006.
For the three months ended February 25, 2006 and February 26, 2005, Group Holdings recorded an income tax benefit of $1.6 million and $3.7 million, respectively, which represents an effective tax rate of 43% and 45%, respectively. Group Holdings’ effective rates for the three months ended February 25, 2006 and February 26, 2005 represent an estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2006 and the non-deductibility of a portion of its interest on high-yield debt.
Net Income. As a result of the foregoing, AAC reported a net loss of $0.6 million for the three months ended February 25, 2006 as compared to $3.5 million for the three months ended February 26, 2005. As a result of the foregoing, Group Holdings reported net loss of $2.1 million for the three months ended February 25, 2006 as compared to $4.5 million for the three months ended February 26, 2005.

Six Months Ended February 25, 2006 Compared to Six Months Ended February 26, 2005
The following table sets forth selected information for Group Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	AAC Group Holding Corp.				American Achievement Corporation
	For the Six	% of	For the Six	% of	For the Six	% of	For the Six	% of
	Months Ended	Net	Months Ended	Net	Months Ended	Net	Months Ended	Net
	February 25, 2006	Sales	February 26, 2005	Sales	February 25, 2006	Sales	February 26, 2005	Sales
Net sales	$118,346	100.0%	$122,105	100.0%	$118,346	100.0%	$122,105	100.0%
Cost of sales	46,863	39.6%	50,466	41.3%	46,863	39.6%	50,466	41.3%

Gross profit	71,483	60.4%	71,639	58.7%	71,483	60.4%	71,639	58.7%
Selling, general and administrative expenses	65,144	55.0%	71,280	58.4%	65,144	55.0%	71,280	58.4%

Operating income	6,339	5.4%	359	0.3%	6,339	5.4%	359	0.3%
Interest expense	17,032	14.4%	14,290	11.7%	11,758	9.9%	11,488	9.4%

Loss before income taxes	(10,693)	(9.0)%	(13,931)	(11.4)%	(5,419)	(4.5)%	(11,129)	(9.1)%
Benefit for income taxes	(4,621)	(3.9)%	(6,217)	(5.1)%	(2,149)	(1.7)%	(4,452)	(3.6)%

Net loss	$(6,072)	(5.1)%	$(7,714)	(6.3)%	$(3,270)	(2.8)%	$(6,677)	(5.5)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $3.8 million, or 3.1%, to $118.3 million for the six months ended February 25, 2006 from $122.1 million for the six months ended February 26, 2005. The following details the changes in net sales during such periods by business segment.
Class Rings. Net sales decreased $0.4 million to $67.1 million for the six months ended February 25, 2006 from $67.5 million for the six months ended February 26, 2005. The decrease was comprised of a decline of $0.8 million in college class rings, partially offset by an increase of $0.4 million in high school class rings.
Yearbooks. Net sales decreased $0.4 million to $15.5 million for the six months ended February 25, 2006 from $15.9 million for the six months ended February 26, 2005. The decrease in net sales was the result of later copy receipt from customers, which impacted the timing of yearbook shipments. These yearbooks are expected to ship out in the third quarter.
Graduation Products. Net sales decreased $0.7 million to $18.6 million for the six months ended February 25, 2006 from $19.3 million for the six months ended February 26, 2005. The decrease in net sales was the result of late order receipts of graduation products, which will ship in the third quarter.
Achievement Publications. Net sales decreased $1.8 million to $7.5 million for the six months ended February 25, 2006 from $9.3 million for the six months ended February 26, 2005. The decrease in sales was due to a decline in the sales of the Who’s Who Among American High School Students publication.

Other. Net sales decreased $0.5 million to $9.6 million for the six months ended February 25, 2006 from $10.1 million for the six months ended February 26, 2005. The decrease in net sales was related to a slight decline in commercial printing and affinity jewelry sales.
Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 60.4% for the six months ended February 25, 2006, a 1.7 percentage point increase from 58.7% for the six months ended February 26, 2005. Overall, gross profit decreased $0.2 million. The increase in gross margin was mainly a result of continued efficiency gains in our ring, yearbook and graduation products facilities. These efficiencies were directly related to the closure of a ring manufacturing facility, capital investments in printing equipment and technology in our yearbook operations and continued lean manufacturing improvements in all facilities. The favorable gross margin was slightly offset as a result in the revenue decline in the Who’s Who Among American High School Students publication.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.1 million, or 8.6%, to $65.1 million for the six months ended February 25, 2006 from $71.3 million for the six months ended February 26, 2005. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $5.5 million to $42.6 million or 36.0% of net sales, for the six months ended February 25, 2006 from $48.1 million or 39.4% of net sales, for the six months ended February 26, 2005. The decrease in selling and marketing expenses was primarily the result of decreased selling and marketing expenses in yearbooks as a result of the costs in the prior year of launching the official yearbook program and a decrease in ring and recognition and affinity marketing expenses as a result of our lean transformation.
General and administrative expenses for the six months ended February 25, 2006 were $22.5 million, or 19.0% of net sales, as compared to $23.2 million, or 19.0% of net sales, for the six months ended February 26, 2005. The decrease in general and administrative expenses was primarily the result of the prior year one-time bonus of $2.2 million, partially offset by severance and non-recurring professional fees.
Operating Income (Loss). As a result of the foregoing, operating income was $6.3 million, or 5.4% of net sales, for the six months ended February 25, 2006 as compared with operating income of $0.4 million, or 0.3% of net sales, for the six months ended February 26, 2005. The class rings segment reported operating income of $11.3 million for the six months ended February 25, 2006 as compared with operating income of $8.8 million for the six months ended February 26, 2005. The yearbooks segment reported an operating loss of $6.1 million for the six months ended February 25, 2006 as compared with an operating loss of $10.8 million for the six months ended February 26, 2005. The graduation products segment reported operating income of $0.8 million for the six months ended February 25, 2006 as compared with operating income of $1.1 million for the six months ended February 26, 2005. The achievement publications segment reported operating income of $0.2 million for the six months ended February 25, 2006 as compared with operating income of $1.5 million for the six months ended February 26, 2005. The other segment reported operating income of $0.2 million for the six months ended February 25, 2006 as compared with an operating loss of $0.3 million for the six months ended February 26, 2005.
Interest Expense, Net. For AAC, net interest expense was $11.8 million for the six months ended February 25, 2006 and $11.5 million for the six months ended February 26, 2005. The average debt outstanding of AAC for the six months ended February 25, 2006 and the six months ended February 26, 2005 was $295 million and $324 million, respectively. The weighted average interest rate on debt outstanding of AAC for the six months ended February 25, 2006 and the six months ended February 26, 2005 was 7.9% and 6.6%, respectively.
For Group Holdings, net interest expense was $17.0 million for the six months ended February 25, 2006 and $14.3 million for the six months ended February 26, 2005. The average debt outstanding of Group Holdings for the six months ended February 25, 2006 and the six months ended February 26, 2005 was $394 million and $377 million, respectively. The weighted average interest rate on debt outstanding of Group Holdings for the six months ended February 25, 2006 and the six months ended February 26, 2005 was 8.5% and 7.1%, respectively.

Benefit for Income Taxes. For the six months ended February 25, 2006 and February 26, 2005, AAC recorded an income tax benefit of $2.1 million and $4.5 million, respectively, which represents an effective tax rate of 40% and 40%, respectively. AAC’s effective rates for the six months ended February 25, 2006 and February 26, 2005 represent an estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2006.
For the six months ended February 25, 2006 and February 26, 2005, Group Holdings recorded an income tax benefit of $4.6 million and $6.2 million, respectively, which represents an effective tax rate of 43% and 45%, respectively. Group Holdings’ effective rates for the six months ended February 25, 2006 and February 26, 2005 represent an estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2006 and the non-deductibility of a portion of its interest on high-yield debt.
Net Income. As a result of the foregoing, AAC reported a net loss of $3.3 million for the six months ended February 25, 2006 as compared to $6.7 million for the six months ended February 26, 2005. As a result of the foregoing, Group Holdings reported net loss of $6.1 million for the six months ended February 25, 2006 as compared to $7.7 million for the six months ended February 26, 2005.
Liquidity and Capital Resources
Operating Activities
For AAC, operating activities provided cash of $32.0 million for the six months ended February 25, 2006 compared to cash provided of $25.2 million for the six months ended February 26, 2005. The $6.8 million increase in cash provided by operating activities was attributable to reduced losses and lower working capital requirements primarily as a result from increased customer deposits. During the second quarter of each fiscal year, the Company experiences large increases in customer deposits, primarily related to yearbooks that are delivered in the third and fourth quarters of the fiscal year.
For Group Holdings, operating activities provided cash of $32.0 million for the six months ended February 25, 2006 compared to cash provided of $21.7 million for the six months ended February 26, 2005. The $10.3 million increase in cash provided by operating activities was attributable to reduced losses and lower working capital requirements primarily as a result from increased customer deposits. During the second quarter of each fiscal year, the Company experiences large increases in customer deposits, primarily related to yearbooks that are delivered in the third and fourth quarters of the fiscal year.
Investing Activities
Capital expenditures for the six months ended February 25, 2006 were $5.4 million compared to capital expenditures of $6.6 million for the six months ended February 26, 2005. Our projected capital expenditures for the entire fiscal year 2006 are expected to be approximately $14.0 million.
Financing Activities
For AAC, financing activities used cash of $13.5 million for the six months ended February 25, 2006 compared to cash used of $11.3 million for the six months ended February 26, 2005.
For Group Holdings, financing activities used cash of $6.3 million for the six months ended February 25, 2006 compared to cash used of $7.6 million for the six months ended February 26, 2005. On January 18, 2006, Group Holdings issued an investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase price of $7.5 million, which the investor paid to Group Holdings in cash.
Capital Resources
In connection with the Merger, AAC entered into its existing $195.0 million senior secured credit facility and issued $150.0 million of the 8.25% senior subordinated notes. On November 16, Group Holdings issued the 10.25% Notes. Certain provisions of these financing arrangements are described below.
The senior secured credit facility provides a $155.0 million term loan, maturing in 2011, and up to $40.0 million in available revolving loan borrowings, maturing in 2010. As of February 25, 2006, the revolver was undrawn. The senior secured credit facility imposes certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior secured credit facility contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on its ability to make capital expenditures. The senior secured credit facility is secured by substantially all of the assets of AAC, is guaranteed by and secured by the assets of some of its existing and future domestic subsidiaries, if any, and by a pledge of all of the capital stock of some of its existing and future domestic subsidiaries, if any. The senior secured credit facility is also guaranteed by AAC Holding Corp.
AAC is required to pay cash interest on the 8.25% notes semi-annually in arrears on April 1 and October 1 of each year. The 8.25% notes have no scheduled amortization and mature on April 1, 2012. The indenture governing the 8.25% notes contains certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. The 8.25% notes are guaranteed by certain of AAC’s existing and future domestic subsidiaries. In November 2004, Group Holdings issued $89.3 million (net proceeds) of 10.25% senior discount notes due 2012. The notes accrete to $131.5 million aggregate principal amount at maturity. Interest accrues on the notes in the form of an increase in the accreted value of such notes prior to October 1, 2008. Thereafter, cash interest on the notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009, at a rate of 10.25% per annum. The notes are Group Holdings’ unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness. The 10.25% notes are effectively subordinated to Group Holdings’ future secured indebtedness to the extent of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Group Holdings’ subsidiaries, including AAC. We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness. We expect that cash generated from operating activities and availability under the senior secured credit facility will be our principal sources of liquidity. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under the senior secured credit facility will be adequate to meet our liquidity needs for the next twelve months and beyond.
Off Balance-Sheet Obligations
Gold Consignment Agreement. Under AAC’s gold consignment financing arrangement, AAC has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at AAC’s facilities and other approved locations, as specified by the agreement. AAC expensed consignment fees of $82 for the three months ended February 25, 2006 and $87 for the three months ended February 26, 2005. The Company expensed consignment fees of $160 and $174 for the six months ended February 25, 2006 and February 26, 2005, respectively. Under the terms of the consignment arrangement, AAC does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from AAC in payment for the gold purchased. Accordingly, AAC does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of February 25, 2006 and August 27, 2005, AAC held approximately 16,700 ounces and 17,070 ounces, respectively, of gold valued at $9.3 million and $7.5 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 day written notice.
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
In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (“FAS 153”) which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. We adopted this statement beginning the first quarter of fiscal year 2006 and its adoption did not have a significant impact on our financial statements.
In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Retirement Obligations” (“FIN 47”), which clarifies the term “conditional asset retirement obligation,” as used in FASB Statement No. 143, “Accounting for Asset retirement Obligations.” FIN 47 clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event and if the liability’s fair value can be reasonably estimated. If the liability’s fair value cannot be reasonably estimated, then the entity must disclose a description of the obligation, the fact that a liability has not been recognized, and the reasons why the liability cannot be reasonably estimated. We must adopt this Interpretation in the fourth quarter of 2006 and we are currently studying its provisions to determine the impact, if any, on our financial statements.

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
Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The prices for these products are denominated in Euros. Each ten percent change in the Euro exchange rate would result in a $0.5 million change in cost of goods sold, assuming stone purchase levels approximate the levels in fiscal 2005. In order to hedge market risk, we have from time-to-time purchased forward currency contracts. During the three and six months ended February 25, 2006, we did not purchase any Euro forward contracts and did not have any such contracts outstanding.
Gold. We purchase all of our gold from The Bank of Nova Scotia through our existing gold consignment agreement described above. We consign the majority of our gold and pay for gold as our products are shipped to customers. Each ten percent change in the price of gold would result in a $2.2 million change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2005. As of February 25, 2006, we had hedged a majority of our gold requirements for fiscal 2006 through the purchase of gold options.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, we may be a party to lawsuits and administrative proceedings before various courts and government agencies. These lawsuits and proceedings may involve personal injury, contractual issues and other matters. We cannot predict the ultimate outcome of any pending or threatened litigation or of actual claims or possible claims. However, we believe resulting liabilities, if any, will not have a material adverse impact upon our results of operations, financial condition or cash flows.
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
Date: April 11, 2006

AAC GROUP HOLDING CORP. AMERICAN ACHIEVEMENT CORPORATION
By:	/s/ DONALD J. PERCENTI
Donald J. Percenti
CHIEF EXECUTIVE OFFICER (principal executive officer)

By:	/s/ SHERICE P. BENCH
Sherice P. Bench
CHIEF FINANCIAL OFFICER (principal financial officer)