Form 10-K/A
period 2005-08-27
AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2006-05-23
CIK 1168468, 1311835

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
     This Form 10-K/A is a combined annual report being filed separately by two registrants: AAC Group Holding Corp. and American Achievement Corporation. Unless the context indicates otherwise, any reference in this report to “Group Holdings” refers to AAC Group Holding Corp. and any reference to “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Group Holdings. The “Company”, “we”, “us”, and “our” refer to AAC Group Holding Corp. together with American Achievement Corporation.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
FORM 10-K/A
FOR THE FISCAL YEAR ENDED AUGUST 27, 2005
Explanatory Note
     This form 10-K/A is being filed to restate the consolidated financial statements to correct an error in the accounting and disclosure of revenue recognition and to correct the presentation of deferred financing fees in the consolidated statements of cash flows. See Note 17 to the Consolidated Financial Statements for further discussion. In addition, a clarifying disclosure was added in Note 16, Business Segments, to describe how historically the Company has combined two operating segments into its class rings reporting segments.
     As a result of the effects of the restatement, the certification pursuant to Section 302 and Section 906 of the Sarbanex-Oxley Act of 2002, filed as exhibits to the original Form 10-K have been re-executed and refiled as of the date of this Form 10-K/A.
     Except for the items described above, this Form 10-K/A does not modify or update the other disclosures in, or exhibits to, the original Form 10-K filing.
     This combined Form 10-K/A is separately filed by AAC Group Holding Corp. and American Achievement Corporation. Each Registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

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
Our Product Business Segments
     Our product business segments consist of five principal categories: Class Rings, Yearbooks, Graduation Products, Achievement Publications and Other. Sales for these segments for the most recent three fiscal years were:

($ in thousands)	Fiscal Year Ended
Segment	2005	2004 (1)	2003
	(as restated (2))
Class Rings	$119,658	$122,525	$127,624
Yearbooks	112,432	111,345	105,038
Graduation Products	40,018	39,666	34,736
Achievement Publications	20,110	19,956	20,122
Other	21,570	20,579	20,911

Total	$313,788	$314,071	$308,431

(1)	Fiscal year ended 2004 represents the combined periods of August 31, 2003 to March 25, 2004 (date of the Merger) and March 26, 2004 to August 28, 2004.

(2)	See Note 17 to the consolidated financial statements.

     The table below sets forth our principal product lines, various brand names and the distribution channels through which we sell our products.

Product Lines	Brand Names	Distribution Channel
High School Class Rings:	ArtCarved	Independent jewelry stores
Jewelry chains
	Balfour	On-campus
	Keystone Class Rings	Mass merchandisers
	Master Class Rings	Mass merchandisers
	R. Johns	Mass merchandisers
Independent jewelry stores

College Class Rings:	ArtCarved	College bookstores
	Balfour	College bookstores
Direct marketing

Yearbooks:	Taylor Publishing	On-campus

High School Graduation Products:	Balfour	On-campus

College Graduation Products:	ArtCarved	College bookstores
	Balfour	Direct marketing
College bookstores

Achievement Publications:	Who’s Who	Direct marketing
	The National Dean’s List	Direct marketing

Affinity Group Jewelry:	Keepsake	Direct marketing
	R. Johns	Direct marketing
	Balfour	Direct marketing

Personalized Family Jewelry:	Celebrations of Life	Independent jewelry stores
Jewelry chains
	Generations of Love	Mass merchandisers
	Namesake	Mass merchandisers

Fan Affinity Sports Jewelry:	Balfour Sports	Mass merchandisers
Catalogues

Professional Sports Championship Jewelry:	Balfour	Direct marketing

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

     On August 2, 2004, our subsidiary Taylor Publishing filed a motion in United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 03-75562-SCS to recover certain data and documents pursuant to a teleservices contract between Taylor Publishing and Abacus Communications, LC, or Abacus, the chapter 11 debtor. Subsequent to court approval of Abacus turning over the documents and data requested, Abacus filed a counterclaim against Taylor Publishing for approximately $840,000 plus interest for unpaid billings that it claims are owed under the teleservices contract with Taylor Publishing. In February 2005, we reached a settlement with Abacus for an amount significantly less than the counterclaim, which did not have a material impact upon our results of operations, financial condition or cash flow.
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

	AAC Group
	Holding Corp.	American Achievement Corporation
		Successor		Predecessor
	Fiscal Year	Fiscal Year
	Ended	Ended			Fiscal Year Ended
				The period from
			The period from	August 31, 2003
	August 27,	August 27,	March 26, 2004	to
	2005	2005	to August 28,	March 25,	August 30,	August 31,	August 25,
	(as restated(7))	(as restated(7))	2004(1)	2004(2)	2003	2002(3)	2001(4)
Statement of Operations Data:
Net sales	$313,788	$313,788	$167,350	$146,721	$308,431	$304,378	$281,053
Cost of sales	134,375	134,375	83,521	59,857	139,170	146,898	142,164

Gross profit	179,413	179,413	83,829	86,864	169,261	157,480	138,889
Selling, general and administrative expenses	144,592	144,592	62,647	74,992	129,423	129,734	119,972
Loss (gain) on extinguishment of debt	—	—	—	—	—	5,650	—

Operating income	34,821	34,821	21,182	11,872	39,838	22,096	18,917
Interest expense	31,271	23,497	10,257	16,455	28,940	26,026	22,846
Other expense	—	—	—	—	—	2,783	—

Income (loss) before income taxes	3,550	11,324	10,925	(4,583)	10,898	(6,713)	(3,929)

Benefit (provision) for income taxes	(1,738)	(4,617)	(4,459)	—	(132)	1,171	1,443
Cumulative effect of change in accounting principle–loss	—	—	—	—	—	—	1,835

Net income (loss)	$1,812	$6,707	$6,466	$(4,583)	$10,766	$(5,542)	$(4,321)

Balance Sheet Data (at end of period):
Total assets	$512,936	$509,552	$530,986	$553,589	$395,501	$401,626	$384,971
Total debt(5)	392,222	295,566	320,337	319,985	233,805	246,509	228,223
Total stockholders’ equity	23,818	114,263	108,512	102,046	71,843	65,254	70,828

Other Data:
EBITDA(6)	60,102	60,102	31,526	20,402	53,987	39,025	34,668
Capital expenditures	12,795	12,795	3,665	12,793	11,243	14,247	7,499
Depreciation and amortization	25,281	25,281	10,344	8,530	14,149	19,712	17,586

(1)	During the period from March 26, 2004 to August 28, 2004, AAC recognized in its consolidated statement of operations approximately $6.4 million of excess purchase price allocated to inventory as cost of sales and approximately $4.3 million of additional amortization expense of intangible assets as selling, general and administrative expenses, as compared to its historical basis of accounting prior to the Merger.

(2)	Includes the results of C-B Graduation Announcements from January 30, 2004, the date of our acquisition of C-B Graduation Announcements.

(3)	Includes the results of operations for Milestone Marketing Incorporated, or Milestone, from July 15, 2002, the date of our acquisition of Milestone.

(4)	Includes the results of operations for Educational Communications, Inc., or ECI, from March 30, 2001, the date of our acquisition of ECI. ECI sales are highly seasonal, with most shipments during the first four months of our fiscal year.

(5)	Total debt includes all borrowings outstanding under notes, credit facilities, bank overdrafts and capital lease obligations.

(6)	EBITDA represents net income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity.

(7)	Refer to Note 17 in the consolidated financial statements.

     The following sets forth a reconciliation of net income (loss) to EBITDA and operating cash flow:

	AAC Group
	Holding Corp.	American Achievement Corporation
		Successor		Predecessor
	Fiscal Year	Fiscal Year
	Ended	Ended			Fiscal Year Ended
			The period	The period
			from March	from August
	August 27,	August 27,	26, 2004 to	31, 2003 to
	2005	2005	August 28,	March 25,	August 30,	August 31,	August 25,
	(As restated)(a)	(As restated)(a)	2004(b)	2004	2003	2002	2001
Net income (loss)	$1,812	$6,707	$6,466	$(4,583)	$10,766	$(5,542)	$(4,321)

Interest expense, net	31,271	23,497	10,257	16,455	28,940	26,026	22,846
Provision (benefit) for income taxes	1,738	4,617	4,459	—	132	(1,171)	(1,443)

Depreciation and amortization expense	25,281	25,281	10,344	8,530	14,149	19,712	17,586

EBITDA	$60,102	$60,102	$31,526	$20,402	$53,987	$39,025	$34,668

Changes in assets and liabilities	$(335)	$(379)	$(23,970)	$35,227	$(92)	$1,808	$(6,761)
Deferred income taxes	1,521	4,392	4,309	—	—	—	—
Interest expense, net	(31,271)	(23,497)	(10,257)	(16,455)	(28,940)	(26,026)	(22,846)
Income tax (provision) benefit	(1,738)	(4,617)	(4,459)	—	(132)	1,171	1,443
Amortization of debt discount and deferred financing fees	1,882	1,527	629	1,197	2,051	145	1,534
Accretion of interest on 10.25% senior discount notes	7,387	—	—	—	—	—	—
Provision for doubtful accounts	(107)	(107)	(236)	(144)	(376)	1,355	383
Loss on extinguishment of debt	—	—	—	—	—	5,650	—
Unrealized loss on free-standing derivative	—	—	—	—	—	182	—
Cumulative effect of change in accounting principle	—	—	—	—	—	—	1,835

Net cash provided by (used in) operating activities	$37,441	$37,421	$(2,458)	$40,227	$26,498	$23,310	$10,256

(a)	Refer to Note 17 in the consolidated financial statements.

(b)	During the period from March 26, 2004 to August 28, 2004, we recognized in our consolidated statement of operations approximately $6.4 million of excess purchase price allocated to inventory as cost of sales and approximately $4.3 million of additional amortization expense of intangible assets as selling, general and administrative expenses, respectively, as compared to our historical basis of accounting prior to the Merger.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management discussion and analysis gives effect to the restatement discussed in Note 17 of the consolidated financial statements. The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes included elsewhere in this report. For ease of comparison purposes, pro forma adjustments for the Merger and the C-B Graduation Announcements Acquisition have been added to financial data for the periods August 31, 2003 through March 25, 2004 and March 26, 2004 to August 28, 2004, to arrive at a fiscal year pro forma period ended August 28, 2004. This period may be referred to herein as the “pro forma year ended August 28, 2004,” or the “pro forma fiscal 2004.” The consolidated financial statements, and the notes thereto, have been prepared in accordance with U.S. GAAP. In reviewing this comparative financial information, readers should remember that Predecessor period results of operations do not reflect the effects of the Merger and the application of purchase accounting. All amounts are in U.S. Dollars except otherwise indicated.
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
Basis of Presentation
     We present financial information relating to Group Holdings and AAC and its subsidiaries in this discussion and analysis. Group Holdings owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of AAC. Group Holdings conducts all of its business through AAC and its subsidiaries. The consolidated financial statements of Group Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Group Holdings’ consolidated financial statements are substantially identical to AAC’s consolidated financial statements, with the exception of additional interest expense related to its 10.25% senior discount notes, amortization of deferred financing costs and the effective income tax rate. Group Holdings was formed on November 8, 2004. On November 16, 2004, the stockholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp. for a like amount of shares in Group Holdings. Following the exchange, AAC Holding Corp. became a wholly-owned subsidiary of Group Holdings.
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
     We experience seasonal fluctuations in our net sales tied primarily to the school year. We recorded 44% of our fiscal year 2005 net sales in our third quarter. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. We have historically experienced operating losses during our fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from April through August.
     We also have exposure to market risk relating to changes in interest rates on our variable rate debt. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements. The interest rates are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread.
     Historically, growth in the class rings, yearbooks and graduation products market has been driven primarily by demographics. The U.S. Department of Education projects that the number of high school and college graduates will grow by an average of 2.2% and 2.5% per year, respectively, from 2002 to 2008. Additionally, the U.S. Census Bureau projects that the total U.S. population will increase by 9.5% between 2000 and 2010. Both the increased population, and the increased number of high school and college graduates should expand the market for our products.
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
     Sales Returns and Allowances. We make estimates of potential future product returns related to current period product revenue. We analyze the previous five years’ average historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Product returns as a percentage of net sales have been 1.9%, 1.8% and 1.9% for the fiscal years ended 2005, 2004 and 2003, respectively. Product warranty costs as a percentage of net sales have been 0.3%, 0.3% and 0.2% for the fiscal years ended 2005, 2004 and 2003, respectively. A ten percent increase in product returns and product warranty costs would result in a reduction of annual net sales of approximately $0.6 million and $0.1 million, respectively, based on fiscal year end 2005 rates. Material differences could result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.
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
     We believe that we had no impairment as of August 27, 2005 and August 28, 2004; however, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets. As of August 27, 2005, Group Holdings’ goodwill and indefinite-lived intangible assets totaled $234.1 million and represented 46% of total assets and 983% of equity. As of August 27, 2005, AAC’s goodwill and indefinite-lived intangible assets totaled $234.1 million and represented 46% of total assets and 205% of equity.
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
     We believe that we had no impairment as of August 27, 2005 and August 28, 2004; however, unforeseen future events could adversely affect the reported value of long-lived tangible and intangible assets with definite lives. As of August 27, 2005, Group Holdings’ long-lived tangible and intangible assets with definite lives totaled approximately $179.1 million and represented 35% of total assets and 752% of equity. As of August 27, 2005, AAC’s long-lived tangible and intangible assets with definite lives totaled approximately $176.0 million and represented 35% of total assets and 154% of equity.
     Revenue Recognition. Our revenues from product sales are generally recognized at the time the product is shipped, the risks and rewards of ownership have passed to the customer and collectibility is reasonably assured. Our stated shipping terms are FOB shipping point. Provisions for sales returns, warranty costs and rebate expenses are recorded at the time of sale based upon historical information and current trends.
     Our accounting method for recognizing revenue and related gross profit on class ring sales through independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue, is to defer the revenue until the independent sales representative delivers the product to our end customer.
     We recognize revenues on our publishing operations based upon the completed contract method, when the products are shipped.

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
Fiscal Year Ended August 27, 2005 Compared to Pro Forma Fiscal Year Ended August 28, 2004

	AAC Group Holding Corp.		American Achievement Corporation
			(Successor)				(Predecessor)
					For the period
					March 26,	August 31,
		% of		% of	2004 —	2003 —	Pro Forma	% of	Fiscal year	% of
	Fiscal year ended	Net	Fiscal year ended	Net	August 28,	March 25,	Fiscal year ended	Net	ended August 30,	Net
	August 27, 2005	Sales	August 27, 2005	Sales	2004	2004	August 28, 2004	Sales	2003	Sales
Net sales	$313.8	100.0%	$313.8	100.0%	$167.4	$146.7	$315.1	100.0%	$308.4	100.0%
Cost of sales	134.4	42.8%	134.4	42.8%	83.5	59.9	144.0	45.7%	139.2	45.1%

Gross profit	179.4	57.2%	179.4	57.2%	83.9	86.8	171.1	54.3%	169.2	54.9%
Selling, general and administrative expenses	144.6	46.1%	144.6	46.1%	62.7	74.9	143.9	45.7%	129.4	42.0%

Operating income	34.8	11.1%	34.8	11.1%	21.2	11.9	27.2	8.6%	39.8	12.9%
Interest expense	31.3	10.0%	23.5	7.5%	10.2	16.5	24.1	7.6%	28.9	9.4%

Income (loss) before income taxes	3.5	1.1%	11.3	3.6%	11.0	(4.6)	3.1	1.0%	10.9	3.5%
Provision for income taxes	1.7	0.5%	4.6	1.5%	4.5	—	1.2	0.4%	0.1	—%

Net income (loss)	$1.8	0.6%	$6.7	2.1%	$6.5	$(4.6)	$1.9	0.6%	$10.8	3.5%

     Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $1.3 million, or 0.4%, to $313.8 million for fiscal 2005 from $315.1 million for the pro forma fiscal 2004. This decrease in net sales was mainly due to the decline in class rings, partially offset by increases in yearbooks and affinity jewelry shipments.
     The following details the changes in net sales during such periods by business segment.
     Class Rings. Net sales decreased $2.8 million to $119.7 million for fiscal 2005 from $122.5 million for the pro forma fiscal 2004. The decrease in net sales was the result of a $1.6 million decline in shipments of retail high school class rings and a $1.4 million decline in shipments of college class rings. The decline was partially offset by a $0.2 million increase in high school on-campus class ring shipments.
     Yearbooks. Net sales increased $1.1 million to $112.4 million for fiscal 2005 from $111.3 million for the pro forma fiscal 2004. The increase in net sales was the result of an increase in the average price of yearbooks.

     Graduation Products. Net sales decreased $0.7 million to $40.0 million for fiscal 2005 from $40.7 million for the pro forma fiscal 2004. The decrease was a result of a decline in graduation product shipments.
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
     Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 57.2% for fiscal 2005, a 2.9 percentage point increase from 54.3% for the pro forma fiscal 2004. Overall, gross profit increased $8.3 million. The increase in the gross margin percentage was partially a result of a purchase accounting inventory step-up adjustment of $6.4 million in the pro forma 2004, which did not impact fiscal 2005. The remaining increase was a result of continued efficiency gains in both our yearbook and graduation products manufacturing facilities as a result of capital investments in printing equipment and technology. Gross profit margins also increased in the other business segment as a result of product mix. The increase was partially offset by a decline in the ring gross profit margins and, to a lesser extent, achievement publications margins. The decline in ring gross profit margins was the result of product mix shift and increased gold prices.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.7 million to $144.6 million for fiscal 2005 from $143.9 million for the pro forma fiscal 2004. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $1.3 million to $99.5 million or 31.7% of net sales, for fiscal 2005 from $100.8 million or 32.0% of net sales, for the pro forma fiscal 2004. The decrease in selling and marketing expenses was primarily the result of decreased marketing expenses of class rings and achievement publications, offset by increased marketing costs of yearbooks.
     General and administrative expenses for fiscal 2005 were $45.1 million, or 14.4% of net sales, as compared to $43.1 million, or 13.7% of net sales, for the pro forma fiscal 2004. The increase in general and administrative expenses was the result of a management bonus of $2.2 million.
     Operating Income (Loss). As a result of the foregoing, operating income was $34.8 million, or 11.1% of net sales, for fiscal 2005 as compared with operating income of $27.2 million, or 8.6% of net sales, for the pro forma fiscal 2004. Operating income for fiscal 2005 includes a management bonus of $2.2 million. Operating income for the pro forma fiscal 2004 included a negative impact of $6.4 million inventory step up due to purchase accounting. The class rings segment reported operating income of $10.4 million for fiscal 2005 as compared with operating income of $9.5 million for the pro forma fiscal 2004. The yearbooks segment reported operating income of $16.6 million for fiscal 2005 as compared with operating income of $10.5 million for the pro forma fiscal 2004. The graduation products segment reported operating income of $3.1 million for fiscal 2005 as compared with operating income of $3.2 million for the pro forma fiscal 2004. The achievement publications segment reported operating income of $4.9 million for fiscal 2005 as compared with operating income of $5.7 million for the pro forma fiscal 2004. The other segment reported an operating loss of $0.2 million for fiscal 2005 as compared with an operating loss of $1.7 million for the pro forma fiscal 2004.
     Interest Expense, Net. For AAC, net interest expense was $23.5 million for fiscal 2005 and $24.1 million for the pro forma fiscal 2004. The average debt outstanding of AAC for fiscal 2005 and the pro forma fiscal 2004 was $311 million and $321 million, respectively. The weighted average interest rate on debt outstanding of AAC for fiscal 2005 and the pro forma fiscal 2004 was 7.1% and 7.5%, respectively.
     For Group Holdings, net interest expense was $31.3 million for fiscal 2005. The average debt outstanding of Group Holdings for fiscal 2005 was $385 million. The weighted average interest rate on debt outstanding of Group Holdings for fiscal 2005 was 7.7%.
     Provision for Income Taxes. For fiscal 2005 and the pro forma fiscal 2004, AAC recorded an income tax provision of $4.6 million and $1.2 million, respectively, which represents an effective tax rate of 41% and 39%, respectively. The effective tax rate for the successor periods of fiscal 2005 and March 26, 2004 through August 28, 2004 of 41% exceeds the statutory federal tax rate due to the impact of state income taxes. For the predecessor period August 30, 2003 to March 25, 2004, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards was not considered to be more likely than not at that time, so a valuation allowance was recorded at that time against this deferred tax asset. As a result of the Merger, the Successor Company was in a net deferred tax liability position.
     For fiscal 2005, Group Holdings recorded an income tax provision of $1.7 million, which represents an effective tax rate of 49%. This 49% effective tax rate exceeds the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of its interest on high-yield debt.
     Net Income. As a result of the foregoing, AAC reported net income of $6.7 million for fiscal 2005 as compared to net income of $1.9 million for the pro forma fiscal 2004. As a result of the foregoing, Group Holdings reported net income of $1.8 million for fiscal 2005.
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
AAC — For the Pro Forma Year Ended August 28, 2004 Compared to Year Ended August 30, 2003
     Net Sales. Net sales increased $6.7 million, or 2.2%, to $315.1 million for the pro forma fiscal 2004 from $308.4 million for the fiscal 2003. The increase in net sales was due to increased yearbook and graduation product shipments, offset by lower sales volumes in class rings.
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
     Interest Expense. Interest expense was $24.1 million for the pro forma fiscal 2004 and $28.9 million for fiscal 2003. The average debt outstanding was $321.2 million for the pro forma fiscal 2004 compared to $235.9 million for fiscal 2003. The weighted average interest rate on debt outstanding was 7.5% for the pro forma fiscal 2004 compared to 12.3% for fiscal 2003.
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

Liquidity and Capital Resources
     Operating Activities. For AAC, operating activities provided $37.4 million of cash during fiscal 2005, compared to $37.8 million during the pro forma fiscal 2004. The decline in cash provided by operating activities during fiscal 2005 was attributable to increased working capital requirements, partially offset by improved earnings.
     For Group Holdings, operating activities provided $37.4 million of cash during the year ended August 27, 2005.
     Operating activities provided $37.8 million of cash during pro forma fiscal 2004 compared to $26.5 million during fiscal 2003. The improvement in cash provided by operating activities in 2004 was primarily driven by lower working capital requirements.
     Investing Activities. Capital expenditures in the fiscal 2005, pro forma fiscal 2004, and fiscal 2003 were $12.8 million, $16.5 million, and $11.2 million, respectively. The majority of capital expenditures in fiscal 2005, pro forma fiscal 2004 and fiscal 2003 were primarily attributable to purchases of new printing presses and fully integrating digital technology throughout our yearbook production process. Also affecting investing activities in the combined pro forma fiscal 2004 was the C-B Graduation Announcements acquisition and the Merger which represented expenditures of $5.0 million and $94.3 million, respectively. Our projected capital expenditures for fiscal 2006 are expected to be approximately $13 million.
     Financing Activities. For AAC, net cash used in financing activities was $23.6 million for fiscal 2005 compared to net cash provided by $79.3 million for the pro forma fiscal 2004. In fiscal 2005, cash was used to pay down $15.5 million of the term loan and the remaining $6.1 million of the 11.625% senior unsecured notes issued by AAC in February 2002. For the pro forma fiscal 2004, cash provided by financing activities was used to pay off existing debt and equity holders as part of the Merger. Net cash used in financing activities in fiscal 2003 was $15.1 million, which was primarily used to repay revolver borrowings.
     For Group Holdings, net cash used in financing activities was $23.4 million for the year ended August 27, 2005.
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
     The agreement can be terminated by either us or The Bank of Nova Scotia with 60 days prior written notice to the other party.
Contractual Obligations
     As of August 27, 2005, the due dates and amounts of our contractual obligations are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2006	2007	2008	2009	2010	Thereafter	Total
8.25% Senior subordinated debt (principal)	$—	$—	$—	$—	$—	$150,000	$150,000
10.25% Senior discount notes (principal)	—	—	—	—	—	131,500	131,500
Interest on fixed rate debt(a)	12,375	12,375	12,375	19,114	25,854	53,291	135,384
Term loan(b)	11,098	10,999	10,901	10,802	10,704	137,468	191,972
Operating leases(c)	2,101	1,577	1,063	514	376	1,887	7,518
Capital leases(d)	1,349	1,332	174	—	—	—	2,855
Management agreement(e)	3,000	3,000	3,000	3,000	3,000	11,200	26,200
Postretirement plans	1,108	1,111	1,147	1,173	1,189	6,149	11,877
Employment agreements	663	—	—	—	—	—	663

Total	$31,694	$30,394	$28,660	$34,603	$41,123	$491,495	$657,969

(a)	Represents interest payments due on the 8.25% Senior Subordinated Notes and the 10.25% Senior Discount Notes.
(b)	Assumes an interest rate on the term loan of 7%.

(c)	Some of our rental property leases contain options to renew the leased space for periods up to an additional ten years.

(d)	The total balance of gross capital lease assets is $5,022 as of August 27, 2005 and August 28, 2004, with accumulated depreciation of $839 and $284, respectively.

(e)	AAC and AAC Holding Corp. have entered into a management agreement with an affiliate of Fenway Partners Capital Fund II, L.P. pursuant to which they, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). This agreement has a 10-year minimum term. See “Certain Relationships and Related Transactions.”
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
Recent Accounting Pronouncements
     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. During the first quarter of fiscal 2005, we adopted the provisions of this pronouncement and recorded a reduction of service costs for fiscal 2005 of $93,000 as a component of net postretirement health care costs attributable to current services and a reduction of $537,000 in the accumulated postretirement benefit obligation.
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
     As discussed in Note 17 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended August 27, 2005.
/s/ DELOITTE & TOUCHE LLP
Austin, Texas
November 7, 2005
(May 22, 2006 as to the effects of the
restatement discussed in Note 17)

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
     As discussed in Note 17 to the consolidated financial statements, the Company has restated the accompanying consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
Austin, Texas
November 7, 2005
(May 22, 2006 as to the effects of the
restatement discussed in Note 17)

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Consolidated Balance Sheets

	AAC Group
	Holding Corp.	American Achievement Corporation
	August 27,	August 27,
	2005	2005
	(As restated —	(As restated —	August 28,
	see Note 17)	see Note 17)	2004
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,324	$4,093	$3,038
Accounts receivable, net of allowance for doubtful accounts of $2,794 and $2,862, respectively	39,803	39,803	43,321
Inventories, net	22,221	22,221	23,023
Deferred tax asset	6,760	6,760	10,165
Prepaid expenses and other current assets, net	22,785	22,785	26,230

Total current assets	95,893	95,662	105,777
Property, plant and equipment, net	75,943	75,943	76,565
Goodwill	184,026	184,026	182,080
Other intangible assets, net	153,265	150,112	163,473
Other assets	3,809	3,809	3,091

Total assets	$512,936	$509,552	$530,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$3,730	$3,730	$5,733
Accounts payable	13,959	13,959	9,842
Customer deposits	17,762	17,762	17,807
Accrued expenses	26,263	26,252	29,814
Accrued management fee—related party	—	—	500
Deferred revenue	1,004	1,004	5,503
Accrued interest	7,370	7,370	7,334
Current portion of long-term debt	1,409	1,409	1,550

Total current liabilities	71,497	71,486	78,083
Long-term debt, net of current portion	384,367	287,711	309,108
Deferred tax liabilities	24,877	27,748	25,844
Other long-term liabilities	8,377	8,344	9,439

Total liabilities	489,118	395,289	422,474
Commitments and contingencies

Stockholders’ equity:
Common stock, AAC Group Holding Corp. — $.01 par value, 1,250,000 shares authorized, 505,460 shares issued and outstanding; American Achievement Corporation — $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	5	—	—
Additional paid-in capital	16,491	102,046	102,046
Accumulated earnings	8,278	13,173	6,466
Accumulated other comprehensive loss	(956)	(956)	—

Total stockholders’ equity	23,818	114,263	108,512

Total liabilities and stockholders’ equity	$512,936	$509,552	$530,986

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statements of Operations

	AAC Group
	Holding Corp.	American Achievement Corporation
		(Successor)		(Predecessor)
	For the year	For the year	For the period	For the period
	ended	ended	March 26, 2004 -	August 31, 2003 -
	August 27, 2005	August 27, 2005	August 28,	March 25,	For the year ended
	(As restated - see Note 17)	(As restated - see Note 17)	2004	2004	August 30, 2003
	(Dollars in thousands)
Net sales	$313,788	$313,788	$167,350	$146,721	$308,431
Cost of sales	134,375	134,375	83,521	59,857	139,170

Gross profit	179,413	179,413	83,829	86,864	169,261
Selling, general and administrative expenses	144,592	144,592	62,647	74,992	129,423

Operating income	34,821	34,821	21,182	11,872	39,838
Interest expense, net of interest income	31,271	23,497	10,257	16,455	28,940

Income (loss) before provision for income taxes	3,550	11,324	10,925	(4,583)	10,898
Provision for income taxes	(1,738)	(4,617)	(4,459)	—	(132)

Net income (loss)	1,812	6,707	6,466	(4,583)	10,766
Preferred dividends	—	—	—	(700)	(1,200)

Net income (loss) applicable to common stockholders	$1,812	$6,707	$6,466	$(5,283)	$9,566

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other
	Common Stock		Paid-in	comprehensive	Accumulated
AAC Group Holding Corp.	Shares	Amount	Capital	income (loss)	earnings	Total
	(Dollars in thousands)
Balance at incorporation, November 8, 2004	—	$—	$—	$—	$—	$—

Issuance of common stock, $.01 par value, 1,250,000 shares authorized	1,015,426	10	102,036	—	—	102,046
Carryover of accumulated earnings from AAC	—	—	—	—	6,466	6,466
Distribution to stockholders through repurchase of common stock	(509,966)	(5)	(85,545)	—	—	(85,550)
Comprehensive income—
Net income (as restated — see Note 17)	—	—	—	—	1,812	1,812
Adjustment to minimum pension liability (net of tax impact)	—	—	—	(956)	—	(956)

Total comprehensive income (loss) (as restated — see Note 17)	—	—	—	(956)	1,812	856

Balance, August 27, 2005 (as restated — see Note 17)	505,460	$5	$16,491	$(956)	$8,278	$23,818

						Accumulated
					Additional	other	Accumulated
	Preferred Stock		Common Stock		Paid-in	comprehensive	earnings
American Achievement Corporation	Shares	Amount	Shares	Amount	Capital	income (loss)	(deficit)	Total
	(Dollars in thousands)
Balance, August 31, 2002 (Predecessor)	1,006,847	$10	809,351	$8	$95,310	$(2,133)	$(27,941)	$65,254

Comprehensive income—
Net income	—	—	—	—	—	—	10,766	10,766
Adjustment to minimum pension liability	—	—	—	—	—	(3,017)	—	(3,017)
Total comprehensive income (loss)	—	—	—	—	—	(3,017)	10,766	7,749
Accrued dividends on minority interest in CBI	—	—	—	—	—	—	(1,200)	(1,200)
Issuance of stock	519	—	424	—	40	—	—	40

Balance, August 30, 2003 (Predecessor)	1,007,366	$10	809,775	$8	$95,350	$(5,150)	$(18,375)	$71,843

Comprehensive loss
Net loss	—	—	—	—	—	—	(4,583)	(4,583)
Adjustment to minimum pension liability	—	—	—	—	—	40	—	40

Total comprehensive loss	—	—	—	—	—	40	(4,583)	(4,543)
Accrued dividends on minority interest in CBI	—	—	—	—	—	—	(700)	(700)
Repurchase of common and preferred stock	(1,007,366)	(10)	(809,775)	(8)	(95,350)	—	—	(95,368)
Effect of purchase accounting	—	—	—	—	—	5,110	23,658	28,768
Issuance of common stock (Successor)			100	—	102,046	—	—	102,046

Balance, March 26, 2004 (Successor)	—	$—	100	$—	$102,046	$—	$—	$102,046

Net income	—	—	—	—	—	—	$6,466	$6,466

Balance, August 28, 2004 (Successor)	—	$—	100	$—	$102,046	$—	$6,466	$108,512

Comprehensive income-
Net income (as restated — see Note 17)	—	—	—	—	—	—	6,707	6,707
Adjustment to minimum pension liability (net of tax impact)	—	—	—	—	—	(956)	—	(956)

Total comprehensive income (loss) (as restated — see Note 17)	—	—	—	—	—	(956)	6,707	5,751

Balance, August 27, 2005 (as restated — see Note 17)	—	$—	100	$—	$102,046	$(956)	$13,173	$114,263

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statements of Cash Flows

	AAC Group
	Holding Corp.	American Achievement Corporation
		(Successor)		(Predecessor)
	For the year ended	For the year ended	For the period	For the period
	August 27, 2005	August 27, 2005	March 26, 2004 —	August 31, 2003 —
	(As restated —	(As restated —	August 28,	March 25,	For the year ended
	see Note 17)	see Note 17)	2004	2004	August 30, 2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$1,812	$6,707	$6,466	$(4,583)	$10,766
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,281	25,281	10,344	8,530	14,149
Deferred income taxes	1,521	4,392	4,309	—	—
Amortization of debt discount and deferred financing fees	1,882	1,527	629	1,197	2,051
Accretion of interest on 10.25% senior discount notes	7,387	—	—	—	—
Provision for doubtful accounts	(107)	(107)	(236)	(144)	(376)
Changes in assets and liabilities:
Accounts receivable	3,586	3,586	(1,506)	2,758	2,469
Inventories, net	802	802	26,266	(18,963)	2,117
Income tax receivable	—	—	—	—	738
Prepaid expenses and other current assets, net	3,445	3,445	(16,262)	2,573	(2,296)
Other assets	(2,664)	(2,664)	1,779	(959)	(1,043)
Deferred revenue	(4,499)	(4,499)	2,615	(2,235)	(1,392)
Accounts payable, accrued expenses, and other long-term liabilities	(1,005)	(1,049)	(36,862)	52,053	(685)

Net cash provided by (used in) operating activities	37,441	37,421	(2,458)	40,227	26,498

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,795)	(12,795)	(3,665)	(12,793)	(11,243)
Acquisitions of businesses, net of cash acquired	—	—	—	(99,263)	—

Net cash used in investing activities	(12,795)	(12,795)	(3,665)	(112,056)	(11,243)

Cash flows from financing activities:
Proceeds from revolver	—	—	—	4,000	47,500
Payments on revolver	—	—	—	(13,500)	(63,175)
Proceeds of common stock issuance	—	—	—	102,046	40
Proceeds from term loan	—	—	—	155,000	—
Payments on term loan	(15,493)	(15,493)	(387)	—	—
Proceeds from 8.25% senior subordinated notes	—	—	—	150,000	—
Proceeds from credit facility revolver	33,450	33,450	5,000	2,000	—
Payments on credit facility revolver	(33,450)	(33,450)	(7,000)	—	—
Redemption of common and preferred stock	—	—	—	(95,368)	—
Redemption of 11% senior subordinated notes	—	—	—	(41,355)	—
Redemption of 11.625% senior unsecured notes	(6,075)	(6,075)	—	(170,925)	—
Proceeds from 10.25% senior discount notes	89,269	—	—	—	—
Distribution to stockholders	(85,550)	—	—	—	—
Deferred financing fees	(3,508)	—	(969)	(10,143)	—
Change in bank overdraft	(2,003)	(2,003)	3,252	(2,396)	553

Net cash provided by (used in) financing activities	(23,360)	(23,571)	(104)	79,359	(15,082)

Net increase (decrease) in cash and cash equivalents	1,286	1,055	(6,227)	7,530	173
Cash and cash equivalents, beginning of period	3,038	3,038	9,265	1,735	1,562

Cash and cash equivalents, end of period	$4,324	$4,093	$3,038	$9,265	$1,735

Supplemental disclosure
Cash paid during the period for:
Interest	$21,966	$21,966	$2,567	$18,873	$26,790

Income taxes	$224	$224	$88	$178	$133

Supplemental Disclosure of noncash financing activities
Accrued preferred stock dividends	$—	$—	$—	$700	$1,200

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
Fiscal Year-End
     The Company uses a 52/53-week fiscal year ending on the last Saturday of August. All fiscal years presented in the consolidated financial statements were 52-week fiscal years.
Cash and Cash Equivalents
     Cash and cash equivalents include highly liquid investments with maturities of three months or less at the date of purchase.
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
     Allowances deducted from asset accounts were as follows:

Balance
	at	Charged to			Balance at
	Beginning	Costs and			End of
AAC Group Holding Corp.	of Period	Expenses	Other	Write-offs	Period
Allowance for doubtful accounts and product returns
Year ended August 27, 2005	$2,862	$7,050	$99	$(7,217)	$2,794

	Balance
	at	Charged to			Balance at
	Beginning	Costs and			End of
American Achievement Corporation	of Period	Expenses	Other	Write-offs	Period
Allowance for doubtful accounts and product returns
Year ended August 27, 2005 (Successor)	$2,862	$7,050	$99	$(7,217)	$2,794
March 26, 2004-August 28, 2004 (Successor)	3,098	3,790	124	(4,150)	2,862

August 31, 2003-March 25, 2004 (Predecessor)	3,242	3,445	(160)	(3,429)	3,098
Year ended August 30, 2003 (Predecessor)	3,525	7,178	145	(7,606)	3,242
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
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
Sales Representative Advances and Related Reserve
     The Company advances commissions to independent sales representatives as prepaid commissions against anticipated earnings. Such amounts are repaid by the independent sales representatives through earned commissions on product sales. The Company provides reserves to cover those amounts which it estimates to be uncollectible. These amounts are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.
     The Company advances commissions to new sales representatives that are developing sales territories and makes payments to predecessor sales representatives on behalf of successor sales representatives. Such amounts are repaid by the sales representatives through earned commissions on product sales. The Company provides reserves to cover those amounts that it estimates to be uncollectible.
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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
Impairment of Long-lived Assets
     Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires an entity to review long-lived tangible and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination was made. In applying SFAS 144, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate it utilizes to evaluate potential investments.
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
Revenue Recognition and Warranty Costs
     The Company’s revenues from product sales are generally recognized at the time the product is shipped, the risks and rewards of ownership have passed to the customer and collectibility is reasonably assured. The Company’s stated shipping terms are FOB shipping point. Provisions for sales returns, warranty costs and rebate expenses are recorded at the time of sale based upon historical information and current trends.
     The Company’s accounting method for recognizing revenue and related gross profit on class ring sales through independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue, is to defer the revenue until the independent sales representative delivers the product to the Company’s end customer.
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
Recent Accounting Pronouncements
     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. During the first quarter of fiscal 2005, the Company adopted the provisions of this pronouncement and recorded a reduction of service costs for fiscal 2005 of $93 as a component of net postretirement health care costs attributable to current services and a reduction of $537 in the accumulated postretirement benefit obligation.
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

	AAC Group Holding
	Corp.	American Achievement Corporation
		(Successor)			(Predecessor)
	For the year	For the year	(Successor)	(Predecessor)	For the year
	ended	ended	For the period	For the period	ended
	August 27, 2005	August 27, 2005	March 26, 2004 - August 28, 2004	August 31, 2003 - March 25, 2004	August 30, 2003v
Net income (loss)	$1,812	$6,707	$6,466	$(4,583)	$10,766
Adjustment in minimum pension liability (net of tax impact)	(956)	(956)	—	40	(3,017)

Total comprehensive income (loss)	$856	$5,751	$6,466	$(4,543)	$7,749

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
5. Inventories, Net
     A summary of inventories, net is as follows:

	AAC Group Holding
	Corp.	American Achievement Corporation
	August 27,	August 27,	August 28,
	2005	2005	2004

Raw materials	$9,022	$9,022	$8,853
Work in process	6,306	6,306	7,380
Finished goods	7,098	7,098	6,978
Less-Reserves	(205)	(205)	(188)

	$22,221	$22,221	$23,023

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
6. Prepaid Expenses and Other Current Assets, Net
     Prepaid expenses and other current assets, net consist of the following:

	AAC Group Holding
	Corp.	American Achievement Corporation
	August 27,	August 27,	August 28,
	2005	2005	2004
Sales representative advances	$12,705	$12,705	$12,247
Less-reserve on sales representative advances	(2,536)	(2,536)	(2,383)
Deferred publication and ring costs	4,212	4,212	7,174
Prepaid advertising and promotional materials	3,578	3,578	5,276
Other	4,826	4,826	3,916

	$22,785	$22,785	$26,230

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
     The changes in the net carrying amount of goodwill were as follows:

	Fiscal year ended August 27, 2005
	Class		Graduation	Achievement
AAC Group Holdings Corp.	Rings	Yearbooks	Products	Publications	Other	Total
Balance at beginning of period	$71,033	$64,551	$22,996	$11,569	$11,931	$182,080
Finalization of previously estimated taxes and transaction costs associated with professional services in connection with the Merger	759	690	246	124	127	$1,946

Balance at end of period	$71,792	$65,241	$23,242	$11,693	$12,058	$184,026

	Fiscal year ended August 27, 2005 (Successor)
	Class		Graduation	Achievement
American Achievement Corporation	Rings	Yearbooks	Products	Publications	Other	Total
Balance at beginning of period	$71,033	$64,551	$22,996	$11,569	$11,931	$182,080
Finalization of previously estimated taxes and transaction costs associated with professional services in connection with the Merger	759	690	246	124	127	$1,946

Balance at end of period	$71,792	$65,241	$23,242	$11,693	$12,058	$184,026

	For the Period March 26, 2004 to August 28, 2004 (Successor)
	Class		Graduation	Achievement
American Achievement Corporation	Rings	Yearbooks	Products	Publications	Other	Total
Balance at beginning of period	$65,780	$60,610	$17,915	$10,576	$11,563	$166,444
Purchase accounting adjustments	5,253	3,941	5,081	993	368	$15,636

Balance at end of period	$71,033	$64,551	$22,996	$11,569	$11,931	$182,080

	For the Period August 31, 2003 to March 25, 2004 (Predecessor)
	Class		Graduation	Achievement
American Achievement Corporation	Rings	Yearbooks	Products	Publications	Other	Total
Balance at beginning of period	$65,630	$57,420	$17,862	$10,297	$10,850	$162,059
Goodwill acquired during the period	150	3,190	53	279	713	$4,385

Balance at end of period	$65,780	$60,610	$17,915	$10,576	$11,563	$166,444

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

     For Group Holdings, total amortization on other intangible assets was $13,716 for the year ended August 27, 2005, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal year ended 2006 is approximately $13.8 million declining to approximately $11.9 million for fiscal year ended 2010.
     For AAC, total amortization on other intangible assets was $13,361 for the year ended August 27, 2005, $5,567 for the period March 26, 2004 to August 28, 2004 and $2,156 for the period August 31, 2003 to March 25, 2004 and $3,361 for the year ended August 30, 2003, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal year ended 2006 is approximately $13.4 million declining to approximately $11.4 million for fiscal year ended 2010.
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

10.25% Senior Discount Notes
     On November 16, 2004 Group Holdings issued the 10.25% Notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Group Holdings’ common stock from its stockholders. Group Holdings was formed on November 8, 2004 and has no operations separate from its ownership in AAC. Interest accrues on the 10.25% Notes in the form of an increase in the accreted value of the notes prior to October 1, 2008. Thereafter, cash interest on the 10.25% Notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009 at a rate of 10.25% per annum. Group Holdings has no operating assets or liabilities other than its investment in AAC.
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
     On August 2, 2004, AAC’s subsidiary Taylor Publishing filed a motion in United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 03-75562-SCS to recover certain data and documents pursuant to a teleservices contract between Taylor Publishing and Abacus Communications, LC, or Abacus, the chapter 11 debtor. Subsequent to court approval of Abacus turning over the documents and data requested, Abacus filed a counterclaim against Taylor Publishing for approximately $840,000 plus interest for unpaid billings that it claims are owed under the teleservices contract with Taylor Publishing. In February 2005, the Company reached a settlement with Abacus for an amount significantly less than the counterclaim, which did not have a material impact on its results of operations, financial condition or cash flow.
     The Company is not a party to any other pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on the Company’s results of operations, financial condition or cash flow.
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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. During the first quarter of fiscal 2005, the Company adopted the provisions of this pronouncement and recorded a reduction of service costs for fiscal 2005 of $93 as a component of net postretirement health care costs attributable to current services and a reduction of $537 in the accumulated postretirement benefit obligation.
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
13. Income Taxes
     The Company and its wholly-owned and majority owned domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes reflected in the consolidated statements of operations consists of the following:

	AAC Group Holding
	Corp.	American Achievement Corporation
		(Successor)	(Successor)	(Predecessor)	(Predecessor)
			For the Period Ended	For the Period Ended
	Fiscal Year Ended	Fiscal Year Ended	March 26, 2004 -	August 31, 2003 -	Fiscal Year Ended
	August 27,	August 27,	August 28,	March 25,	August 30,
	2005	2005	2004	2004	2003
Federal—
Current	$40	$48	$—	$—	$—
Deferred	1,319	3,903	3,867	—	—
State—
Current	177	177	150	—	132
Deferred	202	489	442	—	—

	$1,738	$4,617	$4,459	$—	$132

     The provision for income taxes differs from the amount that would be computed if the income (loss) before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

	AAC Group Holding
	Corp.	American Achievement Corporation
		(Successor)	(Successor)	(Predecessor)	(Predecessor)
			For the Period Ended	For the Period Ended
	Fiscal Year Ended	Fiscal Year Ended	March 26, 2004 -	August 31, 2003 -	Fiscal Year Ended
	August 27, 2005	August 27, 2005	August 28, 2004	March 25, 2004	August 30, 2003
Computed tax provision at statutory rate	$1,113	$3,910	$3,824	$1,605	$3,705
State taxes, net of federal benefit	219	619	592	272	87
Non-deductible interest on high-yield debt	219	—	—	—	—
Change in valuation allowance and other	187	88	43	(1,877)	(3,660)

Total income tax provision	$1,738	$4,617	$4,459	—	$132

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     Deferred tax assets and liabilities consist of the following:

	AAC Group Holding
	Corp.	American Achievement Corporation
	August 27,	August 27,	August 28,
	2005	2005	2004
Deferred tax assets
Allowances and reserves	$2,304	$2,304	$1,947
Net operating loss carryforwards	41,998	41,832	44,638
Deferred revenue (net of commissions expense)	454	378	—
Accrued interest	2,636	—	—
Accrued liabilities and other	5,106	5,113	8,632

Total deferred tax assets	52,498	49,627	55,217

Less valuation allowance	—	—	—

Net deferred tax assets	$52,498	$49,627	$55,217

Deferred tax liabilities
Depreciation	11,633	11,633	11,511
Amortization of intangibles	58,715	58,715	58,971
Prepaids and other	267	267	414

Total deferred tax liabilities	70,615	70,615	70,896

Net deferred tax assets (liabilities)	$(18,117)	$(20,988)	$(15,679)

Short-term deferred tax assets	$6,760	$6,760	$10,165
Long-term deferred tax liabilities	(24,877)	(27,748)	(25,844)

Net deferred tax assets (liabilities)	$(18,117)	$(20,988)	$(15,679)

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
     The fair value of each grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years ended 2003 and 2002: dividend yield of zero; expected volatility of 25.00% and 27.99%, respectively; risk-free interest rate of 3.93% and 4.88%, respectively; and expected life of 10 years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because AAC’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.
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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
16. Business Segments
     The Company manufactures, markets and sells class rings, yearbooks and graduation products, which includes fine paper products and graduation accessories, to high school, college and, to a lesser extent, elementary and junior high school markets in the United States. The achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. The Company’s operating segments, on campus class rings and retail class rings, have been aggregated into one reporting segment, class rings, in accordance with paragraph 26.a. of FAS 131. The other segment consists primarily of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

	AAC Group Holding Corp.
	Class		Graduation
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 27, 2005
Net sales	$119,658	$112,432	$40,018	$20,110	$21,570	$313,788
Interest expense, net	12,199	11,086	3,950	1,987	2,049	$31,271
Depreciation and amortization	8,695	10,269	2,814	1,977	1,526	$25,281
Segment operating income	10,362	16,613	3,192	4,871	(217)	$34,821
Capital expenditures	3,273	7,585	1,060	198	679	$12,795
As of August 27, 2005
Goodwill	71,792	65,241	23,242	11,693	12,058	$184,026
Segment assets	202,133	174,787	64,714	37,687	33,615	$512,936

	American Achievement Corporation
	(Successor)
	Class		Graduation
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 27, 2005
Net sales	$119,658	$112,432	$40,018	$20,110	$21,570	$313,788
Interest expense, net	9,167	8,330	2,968	1,493	1,539	$23,497
Depreciation and amortization	8,695	10,269	2,814	1,977	1,526	$25,281
Segment operating income (loss)	10,362	16,613	3,192	4,871	(217)	$34,821
Capital expenditures	3,273	7,585	1,060	198	679	$12,795
As of August 27, 2005
Goodwill	71,792	65,241	23,242	11,693	12,058	$184,026
Segment assets	200,813	173,587	64,287	37,472	33,393	$509,552

	American Achievement Corporation
	(Successor)
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
For the Period March 26, 2004—August 28, 2004
Net sales	$45,980	$91,109	$12,315	$8,266	$9,680	$167,350
Interest expense, net	4,001	3,636	1,296	652	672	$10,257
Depreciation and amortization	3,407	4,402	1,103	823	609	$10,344
Segment operating income	1,552	19,465	(16)	1,884	(1,703)	$21,182
Capital expenditures	1,645	947	533	279	261	$3,665
As of August 28, 2004
Goodwill	71,033	64,551	22,996	11,569	11,931	$182,080
Segment assets	213,220	176,097	69,028	37,323	35,318	$530,986

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
17. Restatement
     During the third quarter of fiscal 2005, the Company changed its contractual agreements with certain independent sales representatives and began recognizing certain revenue when product shipped to the independent sales representative rather than to the customer, as had been the policy under the previous contractual terms. Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended August 27, 2005, the Company determined that the change in the contractual agreement with the independent sales representatives should not have resulted in certain revenue being recognized at the time of shipment to the independent sales representative but should have continued to be recognized when the product was delivered to the end customer. As a result, the accompanying 2005 consolidated financial statements have been restated to correct the timing of revenue recognition of these sales.
     In addition, the revenue recognition policy disclosure in Note 1 has been changed from the policy previously disclosed to defer the recognition of the revenue and related gross profit on these sales through the independent sales representatives, along with the commissions that are directly related to the revenue until the independent sales representative delivers the product to the Company’s end customer. The Company also corrected the presentation of financing fees of $3.5 million and $1.0 million for fiscal year end 2005 and for the period March 26, 2004 to August 28, 2004, respectively, from operating activities, as previously reported, to financing activities and financing fees of $10.1 million for the period August 31, 2003 to March 25, 2004 from investing activities, as previously reported, to financing activities on the consolidated statements of cash flows.
     A summary of the significant effects of the restatement is as follows (in thousands):

	AAC Group Holding Corp.		American Achievement Corporation
	As of August 27, 2005		As of August 27, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Accounts receivable	40,639	39,803	40,639	39,803
Inventories	21,913	22,221	21,913	22,221
Prepaid expenses and other current assets, net	22,180	22,785	22,180	22,785
Total assets	512,859	512,936	509,475	509,552
Deferred revenue	—	1,004	—	1,004
Deferred income taxes	25,331	24,877	28,126	27,748
Accumulated earnings	8,751	8,278	13,722	13,173
Total stockholder’s equity	24,291	23,818	114,812	114,263

	AAC Group Holding Corp.		American Achievement Corporation
	For the year ended August 27, 2005		For the year ended August 27, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Net sales	315,628	313,788	315,628	313,788
Cost of sales	134,998	134,375	134,998	134,375
Gross profit	180,630	179,413	180,630	179,413
Selling, general and administrative expenses	144,882	144,592	144,882	144,592
Operating income	35,748	34,821	35,748	34,821
Provision for income taxes	(2,192)	(1,738)	(4,995)	(4,617)
Net income	2,285	1,812	7,256	6,707

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
As of the date of this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure control and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the evaluation, several deficiencies related to the application of generally accepted accounting principles were noted, which are collectively considered to be a material weakness in internal control over financial reporting. The deficiencies related to the timing of revenue recognition and the determination and accuracy of certain liabilities and the related expenses. As discussed in Note 17 to consolidated financial statements in this Form 10-K/A, an error in the timing of revenue recognition and an error in the presentation of financing fees in the consolidated statements of cash flows were identified, resulting in a restatement of the Company’s consolidated financial statements. The Company intends to implement remediation plans to address these deficiencies prior to its required compliance date under Section 404 of the Sarbanes-Oxley Act of 2002. Based upon the evaluation and re-evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Additionally, our President and Chief Executive Officer and Chief Financial Officer determined, as of the date of this report, that during the fourth quarter of fiscal 2005 there was no change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.
PART III
Item 10. Directors and Executive Officers of the Registrants
     The following table sets forth information about our boards of directors and executive officers as of November 22, 2005:

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrants and in the capacities as of this 22nd day of May, 2006.

Signatures	Title
/s/ Donald J. Percenti	President and Chief Executive Officer (Principal Executive Officer) and

Donald J. Percenti	Director of AAC

/s/ Sherice P. Bench	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and

Sherice P. Bench	Accounting Officer)

/s/ Mac LaFollette	Director of AAC Group Holding Corp. and American Achievement Corporation

Mac LaFollette

Director of AAC Group Holding Corp. and American Achievement Corporation

Peter Lamm

/s/ Andrea Geisser	Director of AAC Group Holding Corp. and American Achievement Corporation

Andrea Geisser

/s/ W. Gregg Smart	Director of AAC Group Holding Corp. and American Achievement Corporation

W. Gregg Smart

Director of American Achievement Corporation

David G. Fiore

Director of American Achievement Corporation

Jean Ann McKenzie