Form 10-Q/A
period 2005-11-26
AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2006-05-23
CIK 1168468, 1311835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
Condensed Consolidated Balance Sheets (unaudited) — As of November 26, 2005 (As restated) and August 27, 2005 (As restated)	3
Condensed Consolidated Statements of Operations (unaudited) — For the Three Months Ended November 26, 2005 (As restated) and For the Three Months Ended November 27, 2004	4
Condensed Consolidated Statements of Cash Flows (unaudited) — For the Three Months Ended November 26, 2005 (As restated) and For the Three Months Ended November 27, 2004 (As restated)	5
Condensed Consolidated Statements of Stockholders’ Equity (unaudited) — For the Three Months Ended November 26, 2005 (As restated)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7-18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 6. Exhibits	29
SIGNATURES	30
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Explanatory Note
The Form 10-Q/A is being filed to restate financial statements to correct an error in the accounting of revenue recognition, and to correct the classification of deferred financing fees in the condensed statements of cash flows. See Note 14 for further discussion. In addition, a clarifying disclosure was added in Note 12, Business Segments, to describe how historically the Company has combined two operating segments into its class rings reporting segment.
As a result of the restatement, the certification pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the original Form 10-Q have been re-executed and refiled as of the date of this Form 10-Q/A.
Except for the effects of the items described above, this Form 10-Q/A does not modify or update the other disclosures in, or exhibits to, the original Form 10-Q filing.
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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	November 26,	August 27,	November 26,	August 27,
	2005	2005	2005	2005
	(As restated — see Note 14)	(As restated — see Note 14)	(As restated — see Note 14)	(As restated — see Note 14)
ASSETS
Current assets:
Cash and cash equivalents	$8,512	$4,324	$8,279	$4,093
Accounts receivable, net	38,931	39,803	38,931	39,803
Inventories, net	24,116	22,221	24,116	22,221
Deferred tax asset	6,760	6,760	6,760	6,760
Prepaid expenses and other current assets, net	22,090	22,785	22,090	22,785

Total current assets	100,409	95,893	100,176	95,662
Property, plant and equipment, net	75,166	75,943	75,166	75,943
Goodwill	184,026	184,026	184,026	184,026
Other intangible assets, net	149,813	153,265	146,771	150,112

Other assets	3,726	3,809	3,726	3,809

Total assets	$513,140	$512,936	$509,865	$509,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$7,903	$3,730	$7,903	$3,730
Accounts payable	7,705	13,959	7,705	13,959
Customer deposits	27,462	17,762	27,462	17,762
Accrued expenses	25,490	26,263	25,479	26,252
Deferred revenue	4,129	1,004	4,129	1,004
Accrued interest	4,556	7,370	4,556	7,370
Current portion of long-term debt	1,409	1,409	1,409	1,409

Total current liabilities	78,654	71,497	78,643	71,486
Long-term debt, net of current portion	386,451	384,367	287,359	287,711
Deferred tax liabilities	21,135	24,877	25,303	27,748
Other long-term liabilities	8,055	8,377	8,022	8,344

Total liabilities	494,295	489,118	399,327	395,289
Commitments and contingencies

Stockholders’ equity:
Common stock	5	5	—	—
Additional paid-in capital	16,491	16,491	102,046	102,046
Accumulated earnings	3,305	8,278	9,448	13,173
Accumulated other comprehensive loss	(956)	(956)	(956)	(956)

Total stockholders’ equity	18,845	23,818	110,538	114,263

Total liabilities and stockholders’ equity	$513,140	$512,936	$509,865	$509,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	For the three		For the three
	months ended		months ended
	November 26,	November 27,	November 26,	November 27,
	2005	2004	2005	2004
	(As restated — see Note 14)		(As restated — see Note 14)
Net sales	$58,373	$63,282	$58,373	$63,282
Cost of sales	25,039	27,316	25,039	27,316

Gross profit	33,334	35,966	33,334	35,966
Selling, general and administrative expenses	33,498	35,603	33,498	35,603

Operating income (loss)	(164)	363	(164)	363
Interest expense	8,551	6,118	6,006	5,716

Loss before income taxes	(8,715)	(5,755)	(6,170)	(5,353)
Benefit for income taxes	(3,742)	(2,499)	(2,445)	(2,141)

Net loss	$(4,973)	$(3,256)	$(3,725)	$(3,212)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	For the three		For the three
	months ended		months ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
	(As restated — see Note 14)	(As restated — see Note 14)	(As restated — see Note 14)
Cash flows from operating activities:

Net loss	$(4,973)	$(3,256)	$(3,725)	$(3,212)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,416	6,316	6,416	6,316
Deferred income taxes	(3,742)	(2,239)	(2,445)	(1,881)
Amortization of debt discount and deferred financing fees	2,921	779	374	377
Provision (recovery) for doubtful accounts	(330)	(97)	(330)	(97)

Changes in assets and liabilities:
Accounts receivable	1,202	1,320	1,202	1,320
Inventories, net	(1,895)	(2,489)	(1,895)	(2,489)
Prepaid expenses and other current assets, net	695	2,084	695	2,084
Other assets	83	(1,822)	83	(1,822)
Customer deposits	9,700	7,082	9,700	7,082
Deferred revenue	3,125	2,023	3,125	2,023
Accounts payable, accrued expenses, and other long-term liabilities	(10,163)	(7,573)	(10,163)	(7,573)

Net cash provided by operating activities	3,039	2,128	3,037	2,128

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,672)	(4,676)	(2,672)	(4,676)

Net cash used in investing activities	(2,672)	(4,676)	(2,672)	(4,676)

Cash flows from financing activities:

Payments on revolver	(11,050)	—	(11,050)	—
Proceeds from credit facility revolver	11,050	5,400	11,050	5,400
Payments on term loan	(352)	(387)	(352)	(387)
Proceeds from 10.25% notes	—	89,269	—	—
Distribution to stockholders	—	(85,550)	—	—
Deferred financing fees	—	(3,489)	—	—
Change in bank overdraft	4,173	(587)	4,173	(587)

Net cash provided by financing activities	3,821	4,656	3,821	4,426

Net increase in cash and cash equivalents	4,188	2,108	4,186	1,878

Cash and cash equivalents, beginning of period	4,324	3,038	4,093	3,038

Cash and cash equivalents, end of period	$8,512	$5,146	$8,279	$4,916

	AAC Group Holding Corp.		American Achievement Corporation
	For the three		For the three
	months ended		months ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Supplemental disclosure
Cash paid during the period for:
Interest	$8,486	$8,771	$8,486	$8,771

Income taxes	$230	$28	$230	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

					Accumulated
			Additional		other
	Common Stock		Paid-in	Accumulated	Comprehensive
AAC Group Holding Corp.	Shares	Amount	Capital	earnings	income (loss)	Total
			(Dollars in thousands)
Balance, August 27, 2005 (As restated — see Note 14)	505,460	$5	$16,491	$8,278	$(956)	$23,818

Comprehensive loss—
Net loss (As restated — see Note 14)	—	—	—	(4,973)	—	(4,973)
Adjustment to minimum pension liability (net of tax impact)	—	—	—	—	—	—

Total comprehensive loss (As restated — see Note 14)	—	—	—	(4,973)	—	(4,973)

Balance, November 26, 2005 (As restated — see Note 14)	505,460	$5	$16,491	$3,305	$(956)	$18,845

					Accumulated
			Additional		other
	Common Stock		Paid-in	Accumulated	comprehensive
American Achievement Corporation	Shares	Amount	Capital	earnings	income (loss)	Total
			(Dollars in thousands)
Balance, August 27, 2005 (As restated — see Note 14)	100	$—	$102,046	$13,173	$(956)	$114,263

Comprehensive loss—
Net loss (As restated — see Note 14)	—	—	—	(3,725)	—	(3,725)
Adjustment to minimum pension liability (net of tax impact)	—	—	—	—	—	—

Total comprehensive loss (As restated — see Note 14)	—	—	—	(3,725)	—	(3,725)

Balance, November 26, 2005 (As restated — see Note 14)	100	$—	$102,046	$9,448	$(956)	$110,538

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
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended November 26, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2006. Accordingly, the interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 27, 2005 included in the Company’s Report on Form 10-K/A (File No. 333-84294 and 333-121479).
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
Stock-Based Compensation
     In the first quarter of fiscal 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment: an Amendment of FASB Statement No. 123 and 95” (“FAS 123R”). FAS 123R sets accounting requirements for share-based compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation, which the Company previously followed. The adoption of FAS 123R did not have an impact on the financial statements since the Company does not currently have any stock-based compensation plans.
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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
3. Inventories, Net
AAC Group Holding Corp.
American Achievement Corporation

	November 26, 2005	August 27, 2005
Raw materials	$9,433	$9,022
Work in process	6,340	6,306
Finished goods	8,833	7,098
Less — Reserves	(490)	(205)

	$24,116	$22,221

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

	AAC Group Holding Corp.
		Segment
		Operating
		Income	Segment
Three Months Ended November 26, 2005	Net Sales	(Loss)	Assets
Class Rings	$32,378	$4,663	$210,806
Yearbooks	12,848	(3,577)	166,273
Graduation Products	3,243	(1,476)	66,691
Achievement Publications	6,656	1,032	34,996
Other	3,248	(806)	34,374

Total	$58,373	$(164)	$513,140

	American Achievement Corporation
		Segment
		Operating
		Income	Segment
Three Months Ended November 26, 2005	Net Sales	(Loss)	Assets
Class Rings	$32,378	$4,663	$209,528
Yearbooks	12,848	(3,577)	165,112
Graduation Products	3,243	(1,476)	66,277
Achievement Publications	6,656	1,032	34,788
Other	3,248	(806)	34,160

Total	$58,373	$(164)	$509,865

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
14. Restatement
      During the third quarter of fiscal 2005, the Company changed its contractual agreements with its independent sales representatives and began recognizing certain revenue when product shipped to the independent sales representative rather than to the customer, as had been the policy under the previous contractual terms.  Subsequent to the issuance of the condensed consolidated financial statements for the quarterly period ended November 26, 2005, the Company determined that the change in the contractual agreement with the independent sales representatives should not have resulted in certain revenue being recognized at the time of shipment to the independent sales representative but should have continued to be recognized when the product was delivered to the end customer. As a result, the accompanying condensed consolidated financial statements as of August 27, 2005 and November 26, 2005 and for the three months ended November 26, 2005 have been restated to correct the timing of revenue recognition on these sales.
     Group Holdings also corrected the classification of financing fees of $3.5 million for the three months ended November 27, 2004 from operating activities, as previously reported, to financing activities on the condensed consolidated statement of cash flows.
     A summary of the significant effects of the restatement is as follows (in thousands):

	AAC Group Holding Corp.		American Achievement Corporation
	As of November 26, 2005		As of November 26, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Accounts receivable	$40,259	$38,931	$40,259	$38,931
Inventories	23,604	24,116	23,604	24,116
Prepaid expenses and other current assets, net	19,808	22,090	19,808	22,090
Total assets	511,674	513,140	508,399	509,865
Deferred revenue	—	4,129	—	4,129
Deferred income taxes	22,334	21,135	26,368	25,303
Accumulated earnings	4,769	3,305	11,046	9,448
Total stockholder’s equity	20,309	18,845	112,136	110,538

	AAC Group Holding Corp.		American Achievement Corporation
	As of August 27, 2005		As of August 27, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Accounts receivable	$40,639	$39,803	$40,639	$39,803
Inventories	21,913	22,221	21,913	22,221
Prepaid expenses and other current assets, net	22,180	22,785	22,180	22,785
Total assets	512,859	512,936	509,475	509,552
Deferred revenue	—	1,004	—	1,004
Deferred income taxes	25,331	24,877	28,126	27,748
Accumulated earnings	8,751	8,278	13,722	13,173
Total stockholder’s equity	24,291	23,818	114,812	114,263

	AAC Group Holding Corp.		American Achievement Corporation
	For the three months ended		For the three months ended
	November 26, 2005		November 26, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Net sales	$61,990	$58,373	$61,990	$58,373
Cost of sales	26,084	25,039	26,084	25,039
Gross profit	35,906	33,334	35,906	33,334
Selling, general and administrative expenses	34,334	33,498	34,334	33,498
Operating income (loss)	1,572	(164)	1,572	(164)
Benefit for income taxes	(2,997)	(3,742)	(1,758)	(2,445)
Net loss	(3,982)	(4,973)	(2,676)	(3,725)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion gives effect to the restatement discussed in Note 14 to the condensed consolidated financial statements. The following discussion of our condensed consolidated financial condition and results of operations should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto. The consolidated financial statements, and the notes thereto, have been prepared in accordance with U.S. GAAP. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”
Basis of Presentation
     We present financial information relating to Group Holdings and AAC and its subsidiaries in this discussion and analysis. Group Holdings owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of AAC. Group Holdings conducts all of its business through AAC and its subsidiaries. The consolidated financial statements of Group Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Group Holdings condensed consolidated financial statements are substantially identical to AAC’s condensed consolidated financial statements, with the exception of additional interest related to its 10.25% senior discount notes, amortization of deferred financing costs and the effective income tax rate. Group Holdings was formed on November 8, 2004. On November 16, 2004, the stockholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp. for a like amount of shares in Group Holdings. Following the exchange, AAC Holding Corp. became a wholly-owned subsidiary of Group Holdings.
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
     Goodwill and Other Intangible Assets. We account for our long-lived assets with indefinite lives under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142 we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units and determining fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results. As of August 27, 2005, a third party valuation, among other factors, was used by management in its impairment analysis of other intangible assets values and the residual goodwill. We believe that we had no impairment as of November 26, 2005; however, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets.
     Long-lived Tangible and Intangible Assets with Definite Lives. We test our long-lived tangible and intangible assets with definite lives for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review long-lived tangible and intangible assets with definite lives whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination is made. In applying this standard, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments. As of August 27, 2005, a third party valuation, among other factors, was used in its impairment analysis of long-lived tangible and intangible assets with definite lives. We believe that we had no impairment as of November 26, 2005; however, unforeseen future events could adversely affect the reported value of long-lived tangible and intangible assets with definite lives.
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

Results of Operations
Three Months Ended November 26, 2005 Compared to Three Months Ended November 27, 2004
     The following table sets forth selected information for Group Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	AAC Group Holding Corp.				American Achievement Corporation
	For the Three	% of	For the Three	% of	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net	Months Ended	Net	Months Ended	Net
	November 26, 2005	Sales	November 27, 2004	Sales	November 26, 2005	Sales	November 27, 2004	Sales

Net sales	$58,373	100.0%	$63,282	100.0%	$58,373	100.0%	$63,282	100.0%
Cost of sales	25,039	42.9%	27,316	43.2%	25,039	42.9%	27,316	43.2%

Gross profit	33,334	57.1%	35,966	56.8%	33,334	57.1%	35,966	56.8%
Selling, general and administrative expenses	33,498	57.4%	35,603	56.3%	33,498	57.4%	35,603	56.3%

Operating income (loss)	(164)	(0.3)%	363	0.5%	(164)	(0.3)%	363	0.5%
Interest expense	8,551	14.6%	6,118	9.6%	6,006	10.3%	5,716	9.0%

Loss before income taxes	(8,715)	(14.9)%	(5,755)	(9.1)%	(6,170)	(10.6)%	(5,353)	(8.5)%
Benefit for income taxes	(3,742)	(6.4)%	(2,499)	(4.0)%	(2,445)	(4.2)%	(2,141)	(3.4)%

Net loss	$(4,973)	(8.5)%	$(3,256)	(5.1)%	$(3,725)	(6.4)%	$(3,212)	(5.1)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $4.9 million, or 7.8%, to $58.4 million for the three months ended November 26, 2005 from $63.3 million for the three months ended November 27, 2004. This decrease in net sales was due primarily to a decline in retail high school class rings, college class rings and achievement publication shipments, partially offset by on-campus high school ring shipments and graduation products shipments.
The following details the changes in net sales during such periods by business segment.
Class Rings. Net sales decreased $2.5 million to $32.4 million for the three months ended November 26, 2005 from $34.9 million for the three months ended November 27, 2004. The decrease was the result of a decline of $1.4 million in high school class rings and $1.1 million in college class rings.
Yearbooks. Net sales decreased $0.1 million to $12.9 million for the three months ended November 26, 2005 from $13.0 million for the three months ended November 27, 2004.

Graduation Products. Net sales increased $0.2 million to $3.2 million for the three months ended November 26, 2005 from $3.0 million for the three months ended November 27, 2004. The increase in net sales was the result of an increase in high school graduation product shipments.
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
Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 57.1% for the three months ended November 26, 2005, a 0.3 percentage point increase from 56.8% for the three months ended November 27, 2004. Overall, gross profit decreased $2.6 million. The increase in gross margin was mainly a result of continued efficiency gains in our ring, yearbook and graduation products facilities. These efficiencies were directly related to the closure of a ring manufacturing facility, capital investments in printing equipment and technology in our yearbook operations and continued lean manufacturing improvements in all facilities.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.1 million, or 5.9%, to $33.5 million for the three months ended November 26, 2005 from $35.6 million for the three months ended November 27, 2004. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $3.6 million to $21.5 million or 36.8% of net sales, for the three months ended November 26, 2005 from $25.1 million or 39.7% of net sales, for the three months ended November 27, 2004. The decrease in selling and marketing expenses was primarily the result of decreased selling and marketing expenses in yearbooks as a result of the costs in the prior year of launching the official yearbook program and a decrease in ring marketing expenses directly related to the shortfall of college and retail high school shipments.
General and administrative expenses for the three months ended November 26, 2005 were $12.0 million, or 20.6% of net sales, as compared to $10.5 million, or 16.6% of net sales, for the three months ended November 27, 2004. The increase in general and administrative expenses was primarily the result of severance and non-recurring professional services.
Operating Income (Loss). As a result of the foregoing, operating loss was $0.2 million, or (0.3)% of net sales, for the three months ended November 26, 2005 as compared with operating income of $0.4 million, or 0.5% of net sales, for the three months ended November 27, 2004. The class rings segment reported operating income of $4.7 million for the three months ended November 26, 2005 as compared with operating income of $5.6 million for the three months ended November 27, 2004. The yearbooks segment reported an operating loss of $3.6 million for the three months ended November 26, 2005 as compared with an operating loss of $5.5 million for the three months ended November 27, 2004. The graduation products segment reported an operating loss of $1.5 million for the three months ended November 26, 2005 as compared with an operating loss of $1.8 million for the three months ended November 27, 2004. The achievement publications segment reported operating income of $1.0 million for the three months ended November 26, 2005 as compared with operating income of $2.7 million for the three months ended November 27, 2004. The other segment reported an operating loss of $0.8 million for the three months ended November 26, 2005 and for the three months ended November 27, 2004.
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
Benefit for Income Taxes. For the three months ended November 26, 2005 and November 27, 2004, AAC recorded an income tax benefit of $2.4 million and $2.1 million, respectively, which represents an effective tax rate of 40% and 40%, respectively. AAC’s effective rates for the three months ended November 26, 2005 and November 27, 2004 represent an estimated federal and state income tax benefit.
For the three months ended November 26, 2005 and November 27, 2004, Group Holdings recorded an income tax benefit of $3.7 million and $2.5 million, respectively, which represents an effective tax rate of 43% and 43%, respectively. Group Holdings’ effective rates for the three months ended November 26, 2005 and November 27, 2004 represent an estimated federal and state income tax benefit and the non-deductibility of a portion of its interest on high-yield debt.
Net Loss. As a result of the foregoing, AAC reported a net loss of $3.7 million for the three months ended November 26, 2005 as compared to $3.2 million for the three months ended November 27, 2004.
As a result of the foregoing, Group Holdings reported net loss of $5.0 million for the three months ended November 26, 2005 as compared to $3.3 million for the three months ended November 27, 2004.
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
For Group Holdings, operating activities provided cash of $3.0 million for the three months ended November 26, 2005 compared to cash used of $2.1 million for the three months ended November 27, 2004. The $0.9 million increase in cash provided by operating activities was primarily attributable to lower working capital requirements.
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
For Group Holdings, financing activities provided cash of $3.8 million for the three months ended November 26, 2005 compared to cash provided of $4.7 million for the three months ended November 27, 2004.
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

ITEM 4. CONTROLS AND PROCEDURES
As of the date of this report (the “Evaluation Date”), we carried out a re-evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the most recent year end audit, several deficiencies related to the application of generally accepted accounting principles were noted, which are collectively considered to be a material weakness in internal control over financial reporting. The deficiencies related to the timing of revenue recognition and the determination and accuracy of certain liabilities and the related expenses. As a result of the restatements discussed in Note 14 to the condensed consolidated financial statements, the Company has now determined that the material weakness related to internal control over financial reporting had not yet been completely remediated at the time of the original filing of the Company’s first quarter 2006 10-Q. Based upon this most recent evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of this Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Date: May 22, 2006

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DONALD J. PERCENTI

Donald J. Percenti
CHIEF EXECUTIVE OFFICER
(principal executive officer)

By:	/s/ SHERICE P. BENCH

Sherice P. Bench
CHIEF FINANCIAL OFFICER
(principal financial officer)