Form 10-Q/A
period 2006-02-25
AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2006-05-23
CIK 1168468, 1311835

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
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
Condensed Consolidated Balance Sheets (unaudited) — As of February 25, 2006 (As restated) and August 27, 2005 (As restated)	3
Condensed Consolidated Statements of Operations (unaudited) — For the Three Months Ended February 25, 2006 (As restated) and For the Three Months Ended February 26, 2005	4
Condensed Consolidated Statements of Operations (unaudited) — For the Six Months Ended February 25, 2006 (As restated) and For the Six Months Ended February 26, 2005	5
Condensed Consolidated Statements of Cash Flows (unaudited) — For the Six Months Ended February 25, 2006 (As restated) and For the Six Months Ended February 26, 2005 (As restated)	6
Condensed Consolidated Statements of Stockholders’ Equity (unaudited) — For the Six Months Ended February 25, 2006 (As restated)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8-19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 6. Exhibits	33
SIGNATURES	34
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Explanatory Note
The Form 10-Q/A is being filed to restate financial statements to correct an error in the accounting of revenue recognition, and to correct the classification of deferred financing fees. See Note 13 for further discussion. In addition, a clarifying disclosure was added in Note 11, Business Segments, to describe how historically the Company has combined two operating segments into its class rings reporting segment.
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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	February 25,	August 27,	February 25,	August 27,
	2006	2005	2006	2005
	(As restated–see note 13)	(As restated–see note 13)	(As restated–see note 13)	(As restated–see note 13)
ASSETS
Current assets:
Cash and cash equivalents	$24,660	$4,324	$17,163	$4,093
Accounts receivable, net	36,812	39,803	36,812	39,803
Inventories, net	35,392	22,221	35,392	22,221
Deferred tax asset	6,760	6,760	6,760	6,760
Prepaid expenses and other current assets, net	23,631	22,785	23,631	22,785

Total current assets	127,255	95,893	119,758	95,662
Property, plant and equipment, net	74,302	75,943	74,302	75,943
Goodwill	184,565	184,026	184,565	184,026
Other intangible assets, net	146,626	153,265	143,432	150,112

Other assets	3,751	3,809	3,751	3,809

Total assets	$536,499	$512,936	$525,808	$509,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$6,270	$3,730	$6,270	$3,730
Accounts payable	7,475	13,959	7,475	13,959
Customer deposits	60,590	17,762	60,590	17,762
Accrued expenses	25,312	26,263	25,301	26,252
Deferred revenue	2,037	1,004	2,037	1,004
Accrued interest	7,514	7,370	7,514	7,370
Current portion of long-term debt	1,273	1,409	1,273	1,409

Total current liabilities	110,471	71,497	110,460	71,486
Long-term debt, net of current portion	380,932	384,367	271,823	287,711
Deferred tax liabilities	19,738	24,877	25,097	27,748
Other long-term liabilities	7,860	8,377	7,699	8,344

Total liabilities	519,001	489,118	415,079	395,289
Commitments and contingencies
Stockholders’ equity:
Common stock	5	5	—	—
Additional paid-in capital	16,491	16,491	102,046	102,046
Accumulated earnings	1,958	8,278	9,639	13,173
Accumulated other comprehensive loss	(956)	(956)	(956)	(956)

Total stockholders’ equity	17,498	23,818	110,729	114,263

Total liabilities and stockholders’ equity	$536,499	$512,936	$525,808	$509,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	For the three		For the three
	months ended		months ended
	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005
	(As restated–see Note 13)		(As restated–see Note 13)
Net sales	$59,196	$58,823	$59,196	$58,823
Cost of sales	21,731	23,150	21,731	23,150

Gross profit	37,465	35,673	37,465	35,673
Selling, general and administrative expenses	31,400	35,677	31,400	35,677

Operating income (loss)	6,065	(4)	6,065	(4)
Interest expense	8,481	8,172	5,752	5,772

Income (loss) before income taxes	(2,416)	(8,176)	313	(5,776)
Provision (benefit) for income taxes	(1,069)	(3,718)	122	(2,311)

Net income (loss)	$(1,347)	$(4,458)	$191	$(3,465)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	For the six		For the six
	months ended		months ended
	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005
	(As restated–see note 13)		(As restated–see note 13)
Net sales	$117,569	$122,105	$117,569	$122,105
Cost of sales	46,770	50,466	46,770	50,466

Gross profit	70,799	71,639	70,799	71,639
Selling, general and administrative expenses	64,898	71,280	64,898	71,280

Operating income	5,901	359	5,901	359
Interest expense	17,032	14,290	11,758	11,488

Loss before income taxes	(11,131)	(13,931)	(5,857)	(11,129)
Benefit for income taxes	(4,811)	(6,217)	(2,323)	(4,452)

Net loss	$(6,320)	$(7,714)	$(3,534)	$(6,677)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	For the six months ended		For the six months ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
	(As restated — see note 13)	(As restated — see note 13)	(As restated — see note 13)
Cash flows from operating activities:
Net loss	$(6,320)	$(7,714)	$(3,534)	$(6,677)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,015	12,692	13,015	12,692
Deferred income taxes	(5,139)	(5,431)	(2,651)	(3,666)
Amortization of debt discount and deferred financing fees	5,929	3,555	748	753
Recovery for doubtful accounts	(339)	(289)	(339)	(289)
Changes in assets and liabilities:
Accounts receivable	3,330	6,896	3,330	6,896
Inventories, net	(13,171)	(13,336)	(13,171)	(13,336)
Prepaid expenses and other current assets, net	(846)	2,529	(846)	2,529
Other assets	(481)	(976)	(481)	(976)
Customer deposits	42,828	37,207	42,828	37,207
Deferred revenue	1,033	(4,562)	1,033	(4,562)
Accounts payable, accrued expenses, and other long-term liabilities	(7,808)	(5,351)	(7,936)	(5,370)

Net cash provided by operating activities	32,031	25,220	31,996	25,201
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,442)	(6,573)	(5,442)	(6,573)

Net cash used in investing activities	(5,442)	(6,573)	(5,442)	(6,573)
Cash flows from financing activities:
Payments on revolver	(16,050)	(22,400)	(16,050)	(22,400)
Proceeds from credit facility revolver	16,050	22,400	16,050	22,400
Payments on term loan	(16,024)	(10,140)	(16,024)	(10,140)
Proceeds from stock issuance	7,500	—	—	—
Deferred financing fees	(269)	(3,508)	—	—
Proceeds from 10.25% notes	—	89,269	—	—
Distribution to stockholders	—	(85,550)	—	—
Change in bank overdraft	2,540	(1,149)	2,540	(1,149)

Net cash used in financing activities	(6,253)	(11,078)	(13,484)	(11,289)

Net increase in cash and cash equivalents	20,336	7,569	13,070	7,339
Cash and cash equivalents, beginning of period	4,324	3,038	4,093	3,038

Cash and cash equivalents, end of period	$24,660	$10,607	$17,163	$10,377

Supplemental disclosure
Cash paid during the period for:
Interest	$11,066	$11,877	$11,066	$11,877

Income taxes	$302	$124	$302	$124

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

					Accumulated
			Additional		other
	Common Stock		Paid-in	Accumulated	Comprehensive
AAC Group Holding Corp.	Shares	Amount	Capital	earnings	income (loss)	Total
			(Dollars in thousands)
Balance, August 27, 2005 (As restated — see Note 13)	505,460	$5	$16,491	$8,278	$(956)	$23,818

Net loss (As restated — see Note 13)	—	—	—	(6,320)	—	(6,320)

Balance, February 25, 2006 (As restated — see Note 13)	505,460	$5	$16,491	$1,958	$(956)	$17,498

					Accumulated
			Additional		other
	Common Stock		Paid-in	Accumulated	comprehensive
American Achievement Corporation	Shares	Amount	Capital	earnings	income (loss)	Total
	(Dollars in thousands)
Balance, August 27, 2005 (As restated — see Note 13)	100	$—	$102,046	$13,173	$(956)	$114,263

Net loss (As restated — see Note 13)	—	—	—	(3,534)	—	(3,534)

Balance, February 25, 2006 (As restated — see Note 13)	100	$—	$102,046	$9,639	$(956)	$110,729

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
3. Inventories, Net
AAC Group Holding Corp.
American Achievement Corporation

	February 25, 2006	August 27, 2005
Raw materials	$9,381	$9,022
Work in process	19,011	6,306
Finished goods	7,893	7,098
Less — Reserves	(893)	(205)

	$35,392	$22,221

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

The increase in goodwill was the result of the final payment to C-B Graduation Announcements, LLC, a producer of personalized graduation announcements and related accessories for achieving certain financial targets through January 2006. AAC acquired the assets of C-B Graduation Announcements, LLC effective January 30, 2004.
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
8. Income Taxes
AAC has recorded a deferred tax benefit at an effective rate of 40% for the three and six months ended February 25, 2006, which represents the estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2006. Group Holdings has recorded a deferred tax benefit at an effective rate of 44% and 43% for the three and six months ended February 25, 2006, respectively, which represents the estimated federal and state income tax rate, after taking into consideration the non-deductibility of a portion of its interest on high-yield debt.

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

	AAC Group Holding Corp.
		Segment
		Operating
		Income	Segment
Three Months Ended February 25, 2006	Net Sales	(Loss)	Assets
Class Rings	$33,681	$6,043	$216,762
Yearbooks	2,684	(2,553)	175,601
Graduation Products	15,598	2,468	70,025
Achievement Publications	860	(876)	38,448
Other	6,373	983	35,663

Total	$59,196	$6,065	$536,499

	American Achievement Corporation
		Segment
		Operating
		Income	Segment
Three Months Ended February 25, 2006	Net Sales	(Loss)	Assets
Class Rings	$33,681	$6,043	$212,591
Yearbooks	2,684	(2,553)	171,811
Graduation Products	15,598	2,468	68,675
Achievement Publications	860	(876)	37,769
Other	6,373	983	34,962

Total	$59,196	$6,065	$525,808

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	AAC Group Holding Corp.
		Segment
		Operating
		Income	Segment
Three Months Ended February 26, 2005	Net Sales	(Loss)	Assets
Class Rings	$32,651	$3,140	$219,413
Yearbooks	2,978	(5,292)	177,731
Graduation Products	16,361	2,866	71,032
Achievement Publications	495	(1,229)	35,816
Other	6,338	511	36,247

Total	$58,823	$(4)	$540,239

	American Achievement Corporation
		Segment
		Operating
		Income	Segment
Three Months Ended February 26, 2005	Net Sales	(Loss)	Assets
Class Rings	$32,651	$3,140	$218,007
Yearbooks	2,978	(5,292)	176,453
Graduation Products	16,361	2,866	70,577
Achievement Publications	495	(1,229)	35,587
Other	6,338	511	36,010

Total	$58,823	$(4)	$536,634

	AAC Group Holding Corp.
		Segment
		Operating
		Income	Segment
Six Months Ended February 25, 2006	Net Sales	(Loss)	Assets
Class Rings	$66,059	$10,706	$216,762
Yearbooks	15,532	(6,130)	175,601
Graduation Products	18,841	992	70,025
Achievement Publications	7,516	156	38,448
Other	9,621	177	35,663

Total	$117,569	$5,901	$536,499

	American Achievement Corporation
		Segment
		Operating
		Income	Segment
Six Months Ended February 25, 2006	Net Sales	(Loss)	Assets
Class Rings	$66,059	$10,706	$212,591
Yearbooks	15,532	(6,130)	171,811
Graduation Products	18,841	992	68,675
Achievement Publications	7,516	156	37,769
Other	9,621	177	34,962

Total	$117,569	$5,901	$525,808

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
13. Restatement
During the third quarter of fiscal 2005, the Company changed its contractual agreements with its independent sales representatives and began recognizing certain revenue when product shipped to the independent sales representative rather than to the customer, as had been the policy under the previous contractual terms. Subsequent to the issuance of the condensed consolidated financial statements for the quarterly period ended February 25, 2006, the Company determined that the change in the contractual agreement with the independent sales representatives should not have resulted in certain revenue being recognized at the time of shipment to the independent sales representative but should have continued to be recognized when the product was delivered to the end customer. As a result, the accompanying condensed consolidated financial statements as of August 27, 2005 and February 25, 2006 and for the three months and six months ended February 25, 2006 have been restated to correct the timing of revenue recognition on these sales.
Group Holdings also corrected the classification of financing fees of $3.5 million for the six months ended February 26, 2005 from operating activities, as previously reported, to financing activities on the condensed consolidated statement of cash flows.

A summary of the significant effects of the restatement is as follows (in thousands):

	AAC Group Holding Corp.		American Achievement Corporation
	As of February 25, 2006		As of February 25, 2006
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Accounts receivable	$37,392	$36,812	$37,392	$36,812
Inventories	35,168	35,392	35,168	35,392
Prepaid expenses and other current assets, net	22,603	23,631	22,603	23,631
Total assets	535,827	536,499	525,136	525,808
Deferred revenue	—	2,037	—	2,037
Deferred income taxes	20,382	19,738	25,649	25,097
Accumulated earnings	2,679	1,958	10,452	9,639
Total stockholder’s equity	18,219	17,498	111,542	110,729

	AAC Group Holding Corp.		American Achievement Corporation
	As of August 27, 2005		As of August 27, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Accounts receivable	$40,639	$39,803	$40,639	$39,803
Inventories	21,913	22,221	21,913	22,221
Prepaid expenses and other current assets, net	22,180	22,785	22,180	22,785
Total assets	512,859	512,936	509,475	509,552
Deferred revenue	—	1,004	—	1,004
Deferred income taxes	25,331	24,877	28,126	27,748
Accumulated earnings	8,751	8,278	13,722	13,173
Total stockholder’s equity	24,291	23,818	114,812	114,263

	AAC Group Holding Corp.		American Achievement Corporation
	For the three months ended February 25, 2006		For the three months ended February 25, 2006
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Net sales	$56,356	$59,196	$56,356	$59,196
Cost of sales	20,779	21,731	20,779	21,731
Gross profit	35,577	37,465	35,577	37,465
Selling, general and administrative expenses	30,810	31,400	30,810	31,400
Operating income	4,767	6,065	4,767	6,065
Benefit (provision) for income taxes	(1,624)	(1,069)	(391)	122
Net income (loss)	(2,090)	(1,347)	(594)	191

	AAC Group Holding Corp.		American Achievement Corporation
	For the six months ended February 25, 2006		For the six months ended February 25, 2006
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Net sales	$118,346	$117,569	$118,346	$117,569
Cost of sales	46,863	46,770	46,863	46,770
Gross profit	71,483	70,799	71,483	70,799
Selling, general and administrative expenses	65,144	64,898	65,144	64,898
Operating income	6,339	5,901	6,339	5,901
Provision for income taxes	(4,621)	(4,811)	(2,149)	(2,323)
Net loss	(6,072)	(6,320)	(3,270)	(3,534)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion gives effect to the restatement discussed in Note 13 to the condensed consolidated financial statements. The following discussion of our condensed consolidated financial condition and results of operations should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto. The consolidated financial statements, and the notes thereto, have been prepared in accordance with U.S. GAAP. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”
Basis of Presentation
We present financial information relating to Group Holdings and AAC and its subsidiaries in this discussion and analysis. Group Holdings owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of AAC. Group Holdings conducts all of its business through AAC and its subsidiaries. The consolidated financial statements of Group Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Group Holdings’ condensed consolidated financial statements are substantially identical to AAC’s condensed consolidated financial statements, with the exception of additional interest related to its 10.25% senior discount notes and mandatory redeemable preferred stock, amortization of deferred financing costs and the effective income tax rate. Group Holdings was formed on November 8, 2004. On November 16, 2004, the stockholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp. for a like amount of shares in Group Holdings. Following the exchange, AAC Holding Corp. became a wholly-owned subsidiary of Group Holdings.
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
Goodwill and Other Intangible Assets. We account for our long-lived assets with indefinite lives under SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142 we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units and determining fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results. As of August 27, 2005, a third party valuation, among other factors, was used by management in its impairment analysis of other intangible assets values and the residual goodwill. We believe that we had no impairment as of February 25, 2006; however, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets.

Long-lived Tangible and Intangible Assets with Definite Lives. We test our long-lived tangible and intangible assets with definite lives for impairment under FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review long-lived tangible and intangible assets with definite lives whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination is made. In applying this standard, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments. As of August 27, 2005, a third party valuation, among other factors, was used in its impairment analysis of long-lived tangible and intangible assets with definite lives. We believe that we had no impairment as of February 25, 2006; however, unforeseen future events could adversely affect the reported value of long-lived tangible and intangible assets with definite lives.
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
Results of Operations
Three Months Ended February 25, 2006 Compared to Three Months Ended February 26, 2005 The following table sets forth selected information for Group Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	AAC Group Holding Corp.				American Achievement Corporation
	For the Three	% of	For the Three	% of	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net	Months Ended	Net	Months Ended	Net
	February 25, 2006	Sales	February 26, 2005	Sales	February 25, 2006	Sales	February 26, 2005	Sales

Net sales	$59,196	100.0%	$58,823	100.0%	$59,196	100.0%	$58,823	100.0%
Cost of sales	21,731	36.7%	23,150	39.4%	21,731	36.7%	23,150	39.4%

Gross profit	37,465	63.3%	35,673	60.6%	37,465	63.3%	35,673	60.6%
Selling, general and administrative expenses	31,400	53.0%	35,677	60.6%	31,400	53.1%	35,677	60.6%

Operating income (loss)	6,065	10.3%	(4)	0.0%	6,065	10.2%	(4)	0.0%
Interest expense	8,481	14.3%	8,172	13.9%	5,752	9.7%	5,772	9.8%

Income (loss) before income taxes	(2,416)	(4.0)%	(8,176)	(13.9)%	313	0.5%	(5,776)	(9.8)%
Provision (benefit) for income taxes	(1,069)	(1.8)%	(3,718)	(6.3)%	122	0.2%	(2,311)	(3.9)%

Net income (loss)	$(1,347)	(2.2)%	$(4,458)	(7.6)%	$191	0.3%	$(3,465)	(5.9)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $0.4 million, or 0.6%, to $59.2 million for the three months ended February 25, 2006 from $58.8 million for the three months ended February 26, 2005. This increase in net sales was due primarily to an increase in class ring shipments and achievement publications, partially offset by a decline in shipments of graduation products and yearbooks.
The following details the changes in net sales during such periods by business segment.
Class Rings. Net sales increased $1.0 million to $33.7 million for the three months ended February 25, 2006 from $32.7 million for the three months ended February 26, 2005. The increase in net sales was the result of an increase of $0.8 million in high school ring shipments and an increase of $0.2 million in college class rings.
Yearbooks. Net sales decreased $0.3 million to $2.7 million for the three months ended February 25, 2006 from $3.0 million for the three months ended February 26, 2005. The decrease in net sales was the result of later copy receipt from customers, which impacted the timing of yearbook shipments. These yearbooks are expected to ship out in the third quarter.
Graduation Products. Net sales decreased $0.8 million to $15.6 million for the three months ended February 25, 2006 from $16.4 million for the three months ended February 26, 2005. The decrease in net sales was the result of later order receipts of high school graduation products, which will ship out in the third quarter.
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
Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 63.3% for the three months ended February 25, 2006, a 2.7 percentage point increase from 60.6% for the three months ended February 26, 2005. Overall, gross profit increased $1.8 million. The increase in gross margin was mainly a result of continued efficiency gains in our ring, yearbook and graduation products facilities. These efficiencies were directly related to the closure of a ring manufacturing facility, capital investments in printing equipment and technology in our yearbook operations and continued lean manufacturing improvements in all facilities.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.3 million, or 12.0%, to $31.4 million for the three months ended February 25, 2006 from $35.7 million for the three months ended February 26, 2005. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $2.1 million to $20.9 million or 35.3% of net sales, for the three months ended February 25, 2006 from $23.0 million or 39.1% of net sales, for the three months ended February 26, 2005. The decrease in selling and marketing expenses was primarily the result of decreased selling and marketing expenses in yearbooks as a result of the costs in the prior year of launching the official yearbook program and a decrease in ring marketing expenses directly related to college and high school rings.
General and administrative expenses for the three months ended February 25, 2006 were $10.5 million, or 17.8% of net sales, as compared to $12.7 million, or 21.6% of net sales, for the three months ended February 26, 2005. The decrease in general and administrative expenses was the result of the one-time bonus in the three months ended February 26, 2005 of $2.2 million.

Operating Income (Loss). As a result of the foregoing, operating income was $6.1 million, or 10.3% of net sales, for the three months ended February 25, 2006 as compared with an operating loss of $0.0 million, or 0.0% of net sales, for the three months ended February 26, 2005. The class rings segment reported operating income of $6.0 million for the three months ended February 25, 2006 as compared with operating income of $3.1 million for the three months ended February 26, 2005. The yearbooks segment reported an operating loss of $2.6 million for the three months ended February 25, 2006 as compared with an operating loss of $5.3 million for the three months ended February 26, 2005. The graduation products segment reported operating income of $2.5 million for the three months ended February 25, 2006 as compared with operating income of $2.9 million for the three months ended February 26, 2005. The achievement publications segment reported an operating loss of $0.9 million for the three months ended February 25, 2006 as compared with an operating loss of $1.2 million for the three months ended February 26, 2005. The other segment reported operating income of $1.0 million for the three months ended February 25, 2006 as compared with operating income of $0.5 million for the three months ended February 26, 2005.
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
Provision (benefit) for Income Taxes. For the three months ended February 25, 2006 and February 26, 2005, AAC recorded an income tax provision of $0.1 million and an income tax benefit of $2.3 million, respectively, which represents an effective tax rate of 39% and 40%, respectively. AAC’s effective rates for the three months ended February 25, 2006 and February 26, 2005 represent an estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2006.
For the three months ended February 25, 2006 and February 26, 2005, Group Holdings recorded an income tax benefit of $1.1 million and $3.7 million, respectively, which represents an effective tax rate of 44% and 45%, respectively. Group Holdings’ effective rates for the three months ended February 25, 2006 and February 26, 2005 represent an estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2006 and the non-deductibility of a portion of its interest on high-yield debt.
Net Income. As a result of the foregoing, AAC reported net income of $0.2 million for the three months ended February 25, 2006 as compared to a net loss of $3.5 million for the three months ended February 26, 2005. As a result of the foregoing, Group Holdings reported net loss of $1.3 million for the three months ended February 25, 2006 as compared to $4.5 million for the three months ended February 26, 2005.

Six Months Ended February 25, 2006 Compared to Six Months Ended February 26, 2005
The following table sets forth selected information for Group Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	AAC Group Holding Corp.				American Achievement Corporation
	For the Six	% of	For the Six	% of	For the Six	% of	For the Six	% of
	Months Ended	Net	Months Ended	Net	Months Ended	Net	Months Ended	Net
	February 25, 2006	Sales	February 26, 2005	Sales	February 25, 2006	Sales	February 26, 2005	Sales

Net sales	$117,569	100.0%	$122,105	100.0%	$117,569	100.0%	$122,105	100.0%
Cost of sales	46,770	39.8%	50,466	41.3%	46,770	39.8%	50,466	41.3%

Gross profit	70,799	60.2%	71,639	58.7%	70,799	60.2%	71,639	58.7%
Selling, general and administrative expenses	64,898	55.2%	71,280	58.4%	64,898	55.2%	71,280	58.4%

Operating income	5,901	5.0%	359	0.3%	5,901	5.0%	359	0.3%
Interest expense	17,032	14.5%	14,290	11.7%	11,758	10.0%	11,488	9.4%

Loss before income taxes	(11,131)	(9.5)%	(13,931)	(11.4)%	(5,857)	(5.0)%	(11,129)	(9.1)%
Benefit for income taxes	(4,811)	(4.1)%	(6,217)	(5.1)%	(2,323)	(2.0)%	(4,452)	(3.6)%

Net loss	$(6,320)	(5.4)%	$(7,714)	(6.3)%	$(3,534)	(3.0)%	$(6,677)	(5.5)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $4.5 million, or 3.7%, to $117.6 million for the six months ended February 25, 2006 from $122.1 million for the six months ended February 26, 2005. The following details the changes in net sales during such periods by business segment.
Class Rings. Net sales decreased $1.4 million to $66.1 million for the six months ended February 25, 2006 from $67.5 million for the six months ended February 26, 2005. The decrease was comprised of a decline of $0.8 million in college class rings, and a $0.6 million decline in high school class rings.
Yearbooks. Net sales decreased $0.4 million to $15.5 million for the six months ended February 25, 2006 from $15.9 million for the six months ended February 26, 2005. The decrease in net sales was the result of later copy receipt from customers, which impacted the timing of yearbook shipments. These yearbooks are expected to ship out in the third quarter.
Graduation Products. Net sales decreased $0.4 million to $18.9 million for the six months ended February 25, 2006 from $19.3 million for the six months ended February 26, 2005. The decrease in net sales was the result of late order receipts of graduation products, which will ship in the third quarter.
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
Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 60.2% for the six months ended February 25, 2006, a 1.5 percentage point increase from 58.7% for the six months ended February 26, 2005. Overall, gross profit decreased $0.8 million. The increase in gross margin was mainly a result of continued efficiency gains in our ring, yearbook and graduation products facilities. These efficiencies were directly related to the closure of a ring manufacturing facility, capital investments in printing equipment and technology in our yearbook operations and continued lean manufacturing improvements in all facilities. The favorable gross margin was slightly offset as a result in the revenue decline in the Who’s Who Among American High School Students publication.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.4 million, or 9.0%, to $64.9 million for the six months ended February 25, 2006 from $71.3 million for the six months ended February 26, 2005. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $5.7 million to $42.4 million or 36.1% of net sales, for the six months ended February 25, 2006 from $48.1 million or 39.4% of net sales, for the six months ended February 26, 2005. The decrease in selling and marketing expenses was primarily the result of decreased selling and marketing expenses in yearbooks as a result of the costs in the prior year of launching the official yearbook program and a decrease in ring and recognition and affinity marketing expenses as a result of our lean transformation.
General and administrative expenses for the six months ended February 25, 2006 were $22.5 million, or 19.1% of net sales, as compared to $23.2 million, or 19.0% of net sales, for the six months ended February 26, 2005. The decrease in general and administrative expenses was primarily the result of the prior year one-time bonus of $2.2 million, partially offset by severance and non-recurring professional fees.
Operating Income (Loss). As a result of the foregoing, operating income was $5.9 million, or 5.0% of net sales, for the six months ended February 25, 2006 as compared with operating income of $0.4 million, or 0.3% of net sales, for the six months ended February 26, 2005. The class rings segment reported operating income of $10.7 million for the six months ended February 25, 2006 as compared with operating income of $8.8 million for the six months ended February 26, 2005. The yearbooks segment reported an operating loss of $6.1 million for the six months ended February 25, 2006 as compared with an operating loss of $10.8 million for the six months ended February 26, 2005. The graduation products segment reported operating income of $1.0 million for the six months ended February 25, 2006 as compared with operating income of $1.1 million for the six months ended February 26, 2005. The achievement publications segment reported operating income of $0.2 million for the six months ended February 25, 2006 as compared with operating income of $1.5 million for the six months ended February 26, 2005. The other segment reported operating income of $0.2 million for the six months ended February 25, 2006 as compared with an operating loss of $0.3 million for the six months ended February 26, 2005.
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

Benefit for Income Taxes. For the six months ended February 25, 2006 and February 26, 2005, AAC recorded an income tax benefit of $2.3 million and $4.5 million, respectively, which represents an effective tax rate of 40% and 40%, respectively. AAC’s effective rates for the six months ended February 25, 2006 and February 26, 2005 represent an estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2006.
For the six months ended February 25, 2006 and February 26, 2005, Group Holdings recorded an income tax benefit of $4.8 million and $6.2 million, respectively, which represents an effective tax rate of 43% and 45%, respectively. Group Holdings’ effective rates for the six months ended February 25, 2006 and February 26, 2005 represent an estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2006 and the non-deductibility of a portion of its interest on high-yield debt.
Net Loss. As a result of the foregoing, AAC reported a net loss of $3.5 million for the six months ended February 25, 2006 as compared to $6.7 million for the six months ended February 26, 2005. As a result of the foregoing, Group Holdings reported net loss of $6.3 million for the six months ended February 25, 2006 as compared to $7.7 million for the six months ended February 26, 2005.
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
For Group Holdings, financing activities used cash of $6.3 million for the six months ended February 25, 2006 compared to cash used of $11.1 million for the six months ended February 26, 2005. On January 18, 2006, Group Holdings issued an investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase price of $7.5 million, which the investor paid to Group Holdings in cash.
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

ITEM 4. CONTROLS AND PROCEDURES
As of the date of this report (the “Evaluation Date”), we carried out a re-evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the most recent year end audit, several deficiencies related to the application of generally accepted accounting principles were noted, which are collectively considered to be a material weakness in internal control over financial reporting. The deficiencies related to the timing of revenue recognition and the determination and accuracy of certain liabilities and the related expenses. As a result of the restatements discussed in Note 13 to the condensed consolidated financial statements, the Company has now determined that the material weakness related to internal control over financial reporting had not yet been completely remediated at the time of the original filing of the Company’s second quarter 2006 10-Q. Based upon this most recent evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of this Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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