Form 10-Q
period 2006-11-25
AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.; American Achievement Group Holding Corp.
filed 2007-01-09
CIK 1168468, 1311835, 1373768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 25, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBERS 333-137067, 333-121479, 333-84294
AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-4833998
DELAWARE	20-1854833
DELAWARE	13-4126506
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
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
Number of shares outstanding of American Achievement Group Holding Corp. as of November 25, 2006: 505,460 shares of common stock.
Number of shares outstanding of AAC Group Holding Corp. as of November 25, 2006: 100 shares of common stock.
Number of shares of American Achievement Corporation outstanding as of November 25, 2006: 100 shares of common stock.
This Form 10-Q is a combined quarterly report being filed separately by three registrants: American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation. Unless the context indicates otherwise, any reference in this report to “Parent Holdings” refers to American Achievement Group Holding Corp., “Intermediate Holdings” refers to AAC Group Holding Corp., and “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Intermediate Holdings. The “Company”, “we”, “us”, and “our” refer to American Achievement Group Holding Corp., and AAC Group Holding Corp. together with American Achievement Corporation.

FOR THE QUARTERLY PERIOD ENDED November 25, 2006
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
Condensed Consolidated Balance Sheets (unaudited) — As of November 25, 2006 and August 26, 2006	3-5
Condensed Consolidated Statements of Operations (unaudited) — For the Three Months Ended November 25, 2006 and For the Three Months Ended November 26, 2005	6-8
Condensed Consolidated Statements of Cash Flows (unaudited) — For the Three Months Ended November 25, 2006 and For the Three Months Ended November 26, 2005	9-11
Condensed Consolidated Statements of Stockholders’ Equity (unaudited) — For the Three Months Ended November 25, 2006	12-14
Notes to Condensed Consolidated Financial Statements (unaudited)	15-26
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	38
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	39
Item 6. Exhibits	39
SIGNATURES	40
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Explanatory Note
This combined Form 10-Q is separately filed by American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.
Unless the context indicates otherwise, any reference in this report to “Parent Holdings” refers to American Achievement Group Holding Corp., “Intermediate Holdings” refers to AAC Group Holding Corp., and “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Intermediate Holdings. The “Company”, “we”, “us”, and “our” refer to American Achievement Group Holding Corp., and AAC Group Holding Corp. together with American Achievement Corporation.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	Parent Holdings
	November 25,	August 26,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,287	$3,404
Accounts receivable, net	39,079	40,226
Inventories, net	31,887	31,438
Deferred tax asset	9,668	5,582
Prepaid expenses and other current assets, net	20,075	13,944

Total current assets	102,996	94,594

Property, plant and equipment, net	75,441	76,054
Goodwill	184,565	184,565
Other intangible assets, net	144,937	148,595
Other assets	6,903	7,468

Total assets	$514,842	$511,276

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$541	$2,147
Accounts payable	10,582	13,585
Customer deposits	27,870	11,392
Accrued expenses	24,010	23,382
Deferred revenue	6,609	2,617
Accrued interest	3,160	5,997

Current portion of long-term debt	1,090	1,090

Total current liabilities	73,862	60,210

Long-term debt, net of current portion	529,858	525,734
Mandatory redeemable preferred stock, $.01 par value, 15,000 shares authorized, 7,500 shares issued and outstanding	7,500	7,500
Deferred tax liabilities	22,889	25,760
Other long-term liabilities	7,177	6,858

Total liabilities	641,286	626,062

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit)
Common stock, $.01 par value, 1,250,000 shares authorized, 505,460 shares issued and outstanding	5	5
Additional paid-in capital	(124,045)	(124,045)
Accumulated earnings (deficit)	(2,404)	9,254

Total stockholders’ equity (deficit)	(126,444)	(114,786)

Total liabilities and stockholders’ equity (deficit)	$514,842	$511,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	Intermediate Holdings
	November 25, 2006	August 26, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,886	$2,904
Accounts receivable, net	39,079	40,226
Inventories, net	31,887	31,438
Deferred tax asset	9,668	5,582
Prepaid expenses and other current assets, net	20,075	13,944

Total current assets	102,595	94,094

Property, plant and equipment, net	75,441	76,054
Goodwill	184,565	184,565
Other intangible assets, net	136,150	139,592
Other assets	6,903	7,468

Total assets	$505,654	$501,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$541	$2,147
Accounts payable	10,582	13,585
Customer deposits	27,870	11,392
Accrued expenses	23,862	23,292
Deferred revenue	6,609	2,617
Accrued interest	3,160	5,997
Current portion of long-term debt	1,090	1,090

Total current liabilities	73,714	60,120

Long-term debt, net of current portion	370,757	371,537
Deferred tax liabilities	26,213	27,523
Other long-term liabilities	5,568	5,879

Total liabilities	476,252	465,059

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	24,144	24,144
Accumulated earnings	5,258	12,570

Total stockholders’ equity	29,402	36,714

Total liabilities and stockholders’ equity	$505,654	$501,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	AAC
	November 25, 2006	August 26, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,356	$2,381
Accounts receivable, net	39,079	40,226
Inventories, net	31,887	31,438
Deferred tax asset	9,668	5,582
Prepaid expenses and other current assets, net	20,075	13,944

Total current assets	102,065	93,571
Property, plant and equipment, net	75,441	76,054
Goodwill	184,565	184,565
Other intangible assets, net	133,553	136,884
Other assets	6,903	7,468

Total assets	$502,527	$498,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$541	$2,147
Accounts payable	10,582	13,585
Customer deposits	27,870	11,392
Accrued expenses	23,860	23,290
Deferred revenue	6,609	2,617
Accrued interest	3,160	5,997
Current portion of long-term debt	1,090	1,090

Total current liabilities	73,712	60,118
Long-term debt, net of current portion	261,248	264,720
Deferred tax liabilities	34,307	34,307
Other long-term liabilities	5,540	5,851

Total liabilities	374,807	364,996

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	109,046	109,046
Accumulated earnings	18,674	24,500

Total stockholders’ equity	127,720	133,546

Total liabilities and stockholders’ equity	$502,527	$498,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	Parent Holdings
	For the three months ended
	November 25, 2006	November 26, 2005
Net sales	$52,758	$58,373
Cost of sales	27,534	25,039

Gross profit	25,224	33,334

Selling, general and administrative expenses	28,920	33,498

Operating loss	(3,696)	(164)

Interest expense, net of interest income	14,621	8,551

Loss before benefit for income taxes	(18,317)	(8,715)
Benefit for income taxes	(6,659)	(3,742)

Net loss	$(11,658)	$(4,973)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	Intermediate Holdings
	For the three months ended
	November 25, 2006	November 26, 2005
Net sales	$52,758	$58,373
Cost of sales	27,534	25,039

Gross profit	25,224	33,334

Selling, general and administrative expenses	28,920	33,498

Operating loss	(3,696)	(164)

Interest expense, net of interest income	8,714	8,551

Loss before benefit for income taxes	(12,410)	(8,715)
Benefit for income taxes	(5,098)	(3,742)

Net loss	$(7,312)	$(4,973)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	AAC
	For the three months ended
	November 25, 2006	November 26, 2005
Net sales	$52,758	$58,373
Cost of sales	27,534	25,039

Gross profit	25,224	33,334

Selling, general and administrative expenses	28,920	33,498

Operating loss	(3,696)	(164)

Interest expense, net of interest income	5,918	6,006

Loss before benefit for income taxes	(9,614)	(6,170)
Benefit for income taxes	(3,788)	(2,445)

Net loss	$(5,826)	$(3,725)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Parent Holdings
	For the three months ended
	November 25, 2006	November 26, 2005
Cash flows from operating activities:
Net loss	$(11,658)	$(4,973)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,490	6,416
Deferred income taxes	(6,957)	(3,742)
Amortization of debt discount and deferred financing fees	871	485
Accretion of interest on 10.25% senior discount notes	2,692	2,436
Accretion of 12.75% PIK notes	4,904	—
Recovery (provision) for doubtful accounts	233	(330)
Changes in assets and liabilities:
Accounts receivable	914	1,202
Inventories, net	(449)	(1,895)
Prepaid expenses and other current assets, net	(6,131)	695
Other assets	565	83
Customer deposits	16,478	9,700
Deferred revenue	3,992	3,125
Accounts payable, accrued expenses, and other long-term liabilities	(5,496)	(10,163)

Net cash provided by operating activities	6,448	3,039
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,308)	(2,672)

Net cash used in investing activities	(2,308)	(2,672)
Cash flows from financing activities:
Payments on revolving credit facility	(18,050)	(11,050)
Proceeds from revolving credit facility	14,850	11,050
Payments on term loan	(272)	(352)
Deferred financing fees	(179)	—
Change in bank overdraft	(1,606)	4,173

Net cash provided by (used in) financing activities	(5,257)	3,821

Net increase (decrease) in cash and cash equivalents	(1,117)	4,188
Cash and cash equivalents, beginning of period	3,404	4,324

Cash and cash equivalents, end of period	$2,287	$8,512

Supplemental disclosure
Cash paid during the period for:
Interest	$7,640	$8,486

Income taxes	$102	$230

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Intermediate Holdings
	For the three months ended
	November 25, 2006	November 26, 2005
Cash flows from operating activities:
Net loss	$(7,312)	$(4,973)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,490	6,416
Deferred income taxes	(5,396)	(3,742)
Amortization of debt discount and deferred financing fees	492	485
Accretion of interest on 10.25% senior discount notes	2,692	2,436
Recovery (provision) for doubtful accounts	233	(330)
Changes in assets and liabilities:
Accounts receivable	914	1,202
Inventories, net	(449)	(1,895)
Prepaid expenses and other current assets, net	(6,131)	695
Other assets	565	83
Customer deposits	16,478	9,700
Deferred revenue	3,992	3,125
Accounts payable, accrued expenses, and other long-term liabilities	(6,184)	(10,163)

Net cash provided by operating activities	6,384	3,039
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,308)	(2,672)

Net cash used in investing activities	(2,308)	(2,672)
Cash flows from financing activities:
Payments on revolving credit facility	(18,050)	(11,050)
Proceeds from revolving credit facility	14,850	11,050
Payments on term loan	(272)	(352)
Deferred financing fees	(16)	—
Change in bank overdraft	(1,606)	4,173

Net cash provided by (used in) financing activities	(5,094)	3,821

Net increase (decrease) in cash and cash equivalents	(1,018)	4,188
Cash and cash equivalents, beginning of period	2,904	4,324

Cash and cash equivalents, end of period	$1,886	$8,512

Supplemental disclosure
Cash paid during the period for:
Interest	$7,640	$8,486

Income taxes	$102	$230

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	AAC
	For the three months ended
	November 25, 2006	November 26, 2005
Cash flows from operating activities:
Net income loss	$(5,826)	$(3,725)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,490	6,416
Deferred income taxes	(4,086)	(2,445)
Amortization of debt discount and deferred financing fees	381	374
Recovery (provision) for doubtful accounts	233	(330)
Changes in assets and liabilities:
Accounts receivable	914	1,202
Inventories, net	(449)	(1,895)
Prepaid expenses and other current assets, net	(6,131)	695
Other assets	565	83
Customer deposits	16,478	9,700
Deferred revenue	3,992	3,125
Accounts payable, accrued expenses, and other long-term liabilities	(6,184)	(10,163)

Net cash provided by operating activities	6,377	3,037
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,308)	(2,672)

Net cash used in investing activities	(2,308)	(2,672)
Cash flows from financing activities:
Payments on revolving credit facility	(18,050)	(11,050)
Proceeds from revolving credit facility	14,850	11,050
Payments on term loan	(272)	(352)
Deferred financing fees	(16)	—
Change in bank overdraft	(1,606)	4,173

Net cash provided by (used in) financing activities	(5,094)	3,821

Net increase (decrease) in cash and cash equivalents	(1,025)	4,186
Cash and cash equivalents, beginning of period	2,381	4,093

Cash and cash equivalents, end of period	$1,356	$8,279

Supplemental disclosure
Cash paid during the period for:
Interest	$7,640	$8,486

Income taxes	$102	$230

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(unaudited)

			Additional	Accumulated
	Common Stock		Paid-in	Earnings
Parent Holdings	Shares	Amount	Capital	(Deficit)	Total

Balance, August 26, 2006	505,460	$5	$(124,045)	$9,254	$(114,786)
Net loss	—	—	—	(11,658)	(11,658)

Balance, November 25, 2006	505,460	$5	$(124,045)	$(2,404)	$(126,444)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
Intermediate Holdings	Shares	Amount	Capital	Earnings	Total

Balance, August 26, 2006	100	$—	$24,144	$12,570	$36,714
Net loss	—	—	—	(7,312)	(7,312)

Balance, November 25, 2006	100	$—	$24,144	$5,258	$29,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
AAC	Shares	Amount	Capital	Earnings	Total

Balance, August 26, 2006	100	$—	$109,046	$24,500	$133,546
Net loss	—	—	—	(5,826)	(5,826)

Balance, November 25, 2006	100	$—	$109,046	$18,674	$127,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)
1. Summary of Organization and Significant Accounting Policies
Registrants
     The consolidated financial statements of American Achievement Group Holding Corp. (“Parent Holdings”) include the accounts of its wholly-owned subsidiary, AAC Group Holding Corp. (Intermediate Holdings”) and its indirect wholly-owned subsidiary, American Achievement Corporation (“AAC”), all of which are separate public reporting companies. The consolidated financial statements of Intermediate Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Together, Parent Holdings, Intermediate Holdings, and AAC are referred to as the “Company.”
Description of Business
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
Consolidation
     Intermediate Holdings was formed on November 8, 2004. On November 16, 2004, the stockholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp. for a like amount of shares in Intermediate Holdings. Following the exchange, AAC Holding Corp. became a wholly-owned subsidiary of Intermediate Holdings.
     On November 16, 2004, Intermediate Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012 (the “10.25% Notes”), generating net proceeds of $89.3 million. Intermediate Holdings is the sole obligor of these notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Intermediate Holdings’ common stock from its stockholders. Other than this debt obligation, related deferred debt issuance costs, associated accrued liabilities, and related interest expense, net of taxes, all other significant assets, liabilities, income, expenses and cash flows presented for the quarterly periods represent those of Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Intermediate Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is the stock of AAC. All significant intercompany accounts and transactions have been eliminated in consolidation.
     Parent Holdings was formed in May of 2006, and the stockholders of Intermediate Holdings participated in an exchange, pursuant to which they exchanged their shares of common stock and preferred stock in Intermediate Holdings for a like kind and amount of shares in Parent Holdings. Following the exchange, Intermediate Holdings became a wholly-owned subsidiary of Parent Holdings. On June 12, 2006, Parent Holdings issued $150.0 million of 12.75% Senior PIK notes due 2012 (the “12.75 PIK Notes”), generating net proceeds of $140.9 million. Parent Holdings is the sole obligor of these notes. The net proceeds of this offering were used to pay a dividend to the stockholders. Other than this debt obligation, related deferred debt issuance costs, associated accrued liabilities, and related interest expense, net of taxes, all other significant assets, liabilities, income expenses and cash flows for the quarterly periods represent those of Parent Holdings’ wholly-owned direct subsidiary Intermediate Holdings. All significant intercompany accounts and transactions have been eliminated in consolidation. AAC, Intermediate Holdings, and Parent Holdings are treated as entities under common control and therefore, the consolidated statements of operations and cash flows presented for Parent Holdings for the three months ended November 26, 2005 are the results of Intermediate Holdings and AAC.
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended November 25, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2007. Accordingly, the interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 26, 2006 included in the Company’s Report on Form 10-K (File No. 333-84294, 333-121479 and 333-137067).
     Unless separately stated, the notes herein relate to Parent Holdings, Intermediate Holdings and AAC.
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
2. Inventories, Net

	November 25, 2006	August 26, 2006
Raw materials	$16,244	$17,759
Work in process	6,590	6,473
Finished goods	9,324	7,400
Less — reserves	(271)	(194)

	$31,887	$31,438

     The Company’s cost of sales includes depreciation and amortization of $2,751 and $2,293 for the three months ended November 25, 2006 and November 26, 2005, respectively.
3. Prepaid Expenses and Other Current Assets, Net
Prepaid expenses and other current assets, net include reserves on sales representative advances of $2,263 and $2,055 at November 25, 2006 and August 26, 2006, respectively.
4. Goodwill and Other Intangible Assets

	November 25, 2006	August 26, 2006
Class Rings	$71,792	$71,792
Yearbooks	65,241	65,241
Graduation Products	23,781	23,781
Achievement Publications	11,693	11,693
Other	12,058	12,058

Total	$184,565	$184,565

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
Other Intangible Assets

	Estimated	Gross	Accumulated	Net
Parent Holdings	Useful Life	Asset	Amortization	Asset

At November 25, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs	7 to 8 years	24,263	(5,616)	18,647
Patents	14 to 17 years	7,317	(1,183)	6,134
Customer lists and distribution contracts	3 to 12 years	100,516	(30,455)	70,061

Total		$182,191	$(37,254)	$144,937

	Estimated	Gross	Accumulated	Net
Parent Holdings	Useful Life	Asset	Amortization	Asset

At August 26, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs	7 to 8 years	24,084	(4,745)	19,339
Patents	14 to 17 years	7,317	(1,072)	6,245
Customer lists and distribution contracts	3 to 12 years	100,516	(27,600)	72,916

Total		$182,012	$(33,417)	$148,595

	Estimated	Gross	Accumulated	Net
Intermediate Holdings	Useful Life	Asset	Amortization	Asset

At November 25, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs	7 to 8 years	14,771	(4,911)	9,860
Patents	14 to 17 years	7,317	(1,183)	6,134
Customer lists and distribution contracts	3 to 12 years	100,516	(30,455)	70,061

Total		$172,699	$(36,549)	$136,150

	Estimated	Gross	Accumulated	Net
Intermediate Holdings	Useful Life	Asset	Amortization	Asset

At August 26, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs	7 to 8 years	14,755	(4,419)	10,336
Patents	14 to 17 years	7,317	(1,072)	6,245
Customer lists and distribution contracts	3 to 12 years	100,516	(27,600)	72,916

Total		$172,683	$(33,091)	$139,592

	Estimated	Gross	Accumulated	Net
AAC	Useful Life	Asset	Amortization	Asset

At November 25, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs	7 to 8 years	11,263	(4,000)	7,263
Patents	14 to 17 years	7,317	(1,183)	6,134
Customer lists and distribution contracts	3 to 12 years	100,516	(30,455)	70,061

Total		$169,191	$(35,638)	$133,553

	Estimated	Gross	Accumulated	Net
AAC	Useful Life	Asset	Amortization	Asset

At August 26, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs	7 to 8 years	11,247	(3,619)	7,628
Patents	14 to 17 years	7,317	(1,072)	6,245
Customer lists and distribution contracts	3 to 12 years	100,516	(27,600)	72,916

Total		$169,175	$(32,291)	$136,884

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
     For Parent Holdings, total amortization on other intangible assets was $3,837 and $3,452 for the three months ended November 25, 2006 and November 26, 2005, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as selling, general and administrative expenses. Estimated annual amortization expense is $14,431, $13,334, $13,334, $13,334 and $12,817, respectively, for fiscal years 2007 through 2011.
     For Intermediate Holdings, total amortization on other intangible assets was $3,458 and $3,452 for the three months ended November 25, 2006 and November 26, 2005, respectively of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as selling, general and administrative expenses. Estimated annual amortization expense is $12,991, $11,894, $11,894, $11,894 and $11,377, respectively, for fiscal years 2007 through 2011.
     For AAC, total amortization on other intangible assets was $3,347 and $3,341 for the three months ended November 25, 2006 and November 26, 2005, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as selling, general and administrative expenses. Estimated annual amortization expense is $12,545, $11,448, $11,448, $11,448 and $10,931, respectively, for fiscal years 2007 through 2011.
5. Long-term Debt

	November 25, 2006	August 26, 2006

Parent Holdings
12.75% Senior PIK Notes (including PIK interest of $9,101 and $4,197, respectively)	$159,101	$154,197
10.25% Senior discount notes due 2012 (net of unamortized discount of $21,991 and $24,683, respectively)	109,509	106,817
8.25% Senior subordinated notes due 2012	150,000	150,000
Senior secured credit facility
Revolving credit facility due 2010	6,100	9,300
Term loan due 2011	106,238	106,510

Total	530,948	526,824
Less current portion of long-term debt	(1,090)	(1,090)

Total long-term debt	$529,858	$525,734

	November 25, 2006	August 26, 2006

Intermediate Holdings
10.25% Senior discount notes due 2012 (net of unamortized discount of $21,991 and $24,683, respectively)	$109,509	$106,817
8.25% Senior subordinated notes due 2012	150,000	150,000
Senior secured credit facility
Revolving credit facility due 2010	6,100	9,300
Term loan due 2011	106,238	106,510

Total	371,847	372,627
Less current portion of long-term debt	(1,090)	(1,090)

Total long-term debt	$370,757	$371,537

	November 25, 2006	August 26, 2006

AAC
8.25% Senior subordinated notes due 2012	$150,000	$150,000
Senior secured credit facility
Revolving credit facility due 2010	6,100	9,300
Term loan due 2011	106,238	106,510

Total	262,338	265,810
Less current portion of long-term debt	(1,090)	(1,090)

Total long-term debt	$261,248	$264,720

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
12.75% Senior PIK Notes
     On June12, 2006, Parent Holdings issued $150 million of 12.75% PIK Notes. The net proceeds of this offering were used to pay a $140.5 million dividend to stockholders. Parent Holdings was formed in May 2006, as the parent of Intermediate Holdings and has no separate operations from its ownership in Intermediate Holdings. Interest accrues on these notes at 12.75% per annum. The first interest payment on the 12.75% PIK Notes occurred on October 1, 2006. Through April 1, 2011, interest on the 12.75% PIK Notes will be payable in the form of additional notes semi-annually in arrears on April 1 and October 1. On October 1, 2011, and thereafter, interest will be payable in cash semi-annually in arrears on April 1 and October 1.
     The 12.75% PIK Notes mature on October 1, 2012. At maturity, Parent Holdings is required to repay the 12.75% PIK Notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest and special interest, if any, to the maturity date.
     At any time on or after October 1, 2008, Parent Holdings may redeem the 12.75% PIK Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium of 9.563%, declining ratably to 3.188%, plus accrued, unpaid, and special interest. At any time prior to October 1, 2008, Parent Holdings may also redeem 100% (but not less than 100%) of the then outstanding notes. The 12.75% PIK Notes are required to be redeemed with the net cash proceeds of certain equity offerings at redemption price equal to the lesser of 109.563% or the then applicable redemption price of the aggregate principal amount, plus accrued, unpaid, and special interest.
     If consolidated adjusted EBITDA falls below certain target levels for the four quarters ending February 24, 2007, then the rate at which interest accrues on the 12.75% PIK Notes will increase by 2.00% per annum commencing on and including February 24, 2007. Additionally, if the consolidated group leverage ratio on August 30, 2008 is greater than 5.0 to 1.0, the rate at which interest accrues on the 12.75% PIK Notes will increase an additional 2.00% per annum commencing on and including August 30, 2008.
     If a change in control as defined in the indenture relating to the 12.75% PIK Notes occurs, Parent Holdings must give the holders of the 12.75% Notes the opportunity to sell their 12.75% PIK Notes to Parent Holdings at 101% of the aggregate principal amount outstanding of the 12.75% PIK Notes, plus accrued interest.
     Additionally, the terms of the 12.75% PIK Notes limit Parent Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. As of November 25, 2006, Parent Holdings was in compliance with all such provisions.
Mandatory Redeemable Preferred Stock
     On January 18, 2006, Intermediate Holdings entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with an investor pursuant to which Intermediate Holdings sold shares of its Series A Mandatory Redeemable Preferred Stock (the “Series A Preferred Stock”). In connection with the Purchase Agreement, the investor was granted (i) registration rights on the capital stock of Intermediate Holdings held by the investor in the event of an initial public offering by Intermediate Holdings, (ii) preemptive rights to purchase additional capital stock of Intermediate Holdings in order to maintain its percentage ownership in Intermediate Holdings upon the sales of additional capital stock and (iii) the right to have an observer seat on the Board of Directors of Intermediate Holdings. Intermediate Holdings issued the investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase price of $7.5 million, which the investor paid to Intermediate Holdings in cash. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Intermediate Holdings. All undeclared dividends and declared but unpaid dividends shall accrue from the date the stock was issued. Undeclared dividends for the three months ended November 25, 2006 totaled $286, and have been recorded as accrued interest in the financial statements. The Series A Preferred Stock may be redeemed by Intermediate Holdings on or after January 18, 2007 at a price equal to 104% of the Liquidation Preference (as defined in the Amended and Restated Certificate of Incorporation of Intermediate Holdings (the “Certificate of Incorporation”). Such percentage is reduced annually until the purchase price upon redemption to Intermediate Holdings is equal to 100% of the Liquidation Preference.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
In addition, the Series A Preferred Stock is subject to mandatory redemption on January 18, 2013 or, at the election of the investor, in the event of a Change in Control or a Public Equity Offering (each as defined in the Certificate of Incorporation). As a result of the mandatory redemption requirements, the Series A Preferred Stock was classified as long-term debt.
     The holders of Series A Preferred Stock agreed in May 2006 to exchange their shares of Series A Preferred Stock for new shares of Series A Mandatory Redeemable Preferred Stock of Parent Holdings, the new parent company of Intermediate Holdings. These new shares have the same rights, preferences and privileges as the Series A Preferred Stock of Intermediate Holdings.
10.25% Senior Discount Notes
     On November 16, 2004 Intermediate Holdings issued the 10.25% Notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Intermediate Holdings’ common stock from its stockholders. Intermediate Holdings was formed on November 8, 2004 and has no operations separate from its ownership in AAC Holding Corp. and its subsidiary, AAC. Interest accrues on the 10.25% Notes in the form of an increase in the accreted value of the notes prior to October 1, 2008. Thereafter, cash interest on the 10.25% Notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009 at a rate of 10.25% per annum.
     At any time on or after October 1, 2008, Intermediate Holdings may redeem the 10.25% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium of 5.125%, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to October 1, 2007, Intermediate Holdings may redeem up to 35% of the aggregate accreted value of the 10.25% Notes with the proceeds of qualified equity offerings at a redemption price equal to 110.25% of the accreted value.
     If a change in control as defined in the indenture relating to the 10.25% Notes occurs prior to October 1, 2008, Intermediate Holdings must give the holders of the 10.25% Notes the opportunity to sell their 10.25% Notes to Intermediate Holdings at 101% of the accreted value of the 10.25% Notes, plus accrued interest. If a change in control as defined in the indenture relating to the 10.25% Notes occurs following October 1, 2008, Intermediate Holdings must give the holders of the 10.25% Notes the opportunity to sell their 10.25% Notes to Intermediate Holdings at 101% of the aggregate principal amount at maturity of the 10.25% Notes, plus accrued interest.
     Additionally, the terms of the 10.25% Notes limit Intermediate Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions to the indenture governing the 8.25% Notes and the Senior Credit Facility (as defined below). As of November 25, 2006 Intermediate Holdings was in compliance with all such provisions.
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

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
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
     The 8.25% Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the indenture governing the 8.25% Notes). In addition, the 8.25% Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the indenture governing the 8.25% Notes). The Company was in compliance with the 8.25% Notes covenants as of November 25, 2006.
Senior Secured Credit Facility
     On March 25, 2004, AAC entered into a $195.0 million senior credit facility (the “Senior Credit Facility”) which includes a $155.0 million term loan and up to $40.0 million available under a revolving credit facility. The Senior Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of AAC, and certain of AAC’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). As of November 25, 2006, assets of AAC subject to lien under the Senior Credit Facility were approximately $316.8 million. All of AAC’s obligations under the Senior Credit Facility are fully and unconditionally guaranteed by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries.
     On August 17, 2006, some of the terms of the Senior Credit Facility were amended, “Amended Senior Credit Facility,” which added Parent Holdings to the agreement and gave the Company more latitude in some of the restrictions on restricted junior payments, reimbursement of income taxes and corporate operating expenses.
     The term loan of the Amended Senior Credit Facility is due in March 2011. Quarterly payments of $273 are made through 2011. The term loan of the Amended Senior Credit Facility has an interest rate based on the prime rate, plus points based on a calculated leverage ratio. The weighted average interest rate on the term loan of the Amended Senior Credit Facility was approximately 7.7% at November 25, 2006.
     During the three months ended November 25, 2006, the Company paid down $0.3 million of the term loan of the Amended Senior Credit Facility, all of which was a mandatory quarterly payment.
     The revolving credit facility matures in March 2010. Availability under the revolving credit facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement governing the Amended Senior Credit Facility. Availability under the revolving credit facility as of November 25, 2006 was approximately $31.6 million including $2.3 million in letters of credit outstanding.
     Advances under the revolving credit facility may be made as base rate loans or LIBOR loans at AAC’s election (except for the initial loans that were base rate loans). Interest rates payable on advances are based upon the base rate or LIBOR depending on the type of loan AAC chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (net income (loss) before interest expense, income taxes, depreciation and amortization) to be calculated in accordance with the terms specified in the credit agreement governing the Amended Senior Credit Facility.
     The Amended Senior Credit Facility and the indenture governing the 8.25% Notes each contain restrictions on the ability of AAC to pay dividends and make certain other payments to Parent Holdings and subsidiaries. Pursuant to each arrangement, AAC may, subject to certain limitations, pay dividends or make such payments in connection with (i) repurchases of certain capital stock of Parent Holdings and (ii) the payment by Parent Holdings of taxes, costs and other expenses required to maintain its legal existence and legal, accounting and other overhead costs in the ordinary course of business.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
     AAC was in compliance with the Amended Senior Credit Facility’s covenants as of November 25, 2006.
     Parent Holdings’ weighted average interest rate on debt outstanding as of November 25, 2006 and August 26, 2006 was 10.0% and 10.0%, respectively.
     Intermediate Holdings’ weighted average interest rate on debt outstanding as of November 25, 2006 and August 26, 2006 was 8.7% and 8.7%, respectively.
     AAC’s weighted average interest rate on debt outstanding as of November 25, 2006 and August 26, 2006 was 8.0% and 8.1%, respectively.
6. Commitments and Contingencies
Pending Litigation
     On July 17, 2006, in the 128th Judicial District Court of Orange County, Texas a Seventh Amended Petition (naming over 100 defendants) was filed by the estate of John Estrada and Nancy Estrada adding Taylor Publishing Company back into a long outstanding multi-party toxic tort suit. Taylor was originally brought into this lawsuit in September of 2004 when Mr. Estrada, a former Taylor-San Angelo employee and his wife, filed their Fifth Amended Petition seeking damages for personal injuries allegedly caused by Mr. Estrada’s exposure to benzene in the workplace. On June 21, 2005, the Estrada’s dismissed their case against Taylor, without prejudice, without any payment or other compensation by Taylor. Mr. Estrada is now deceased. This Seventh Amended Petition now seeks damages for his alleged wrongful death and seeks to avoid the Workers’ Compensation bar to employer liability by pleading gross negligence on the part of Taylor. Taylor will file a timely answer to the lawsuit and assess the current procedural status of the proceedings. Nevertheless, since Taylor has been out of this suit for over a year, at this time the Company is presently unable to assess the likelihood of an adverse judgment or assess the likely range of possible loss to the Company.
     The Company is not a party to any other pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on the Company’s results of operations, financial condition or cash flow.
Gold Consignment Agreement
Under the Company’s gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facilities and other approved locations, as specified by the agreement. The Company had no expensed consignment fees for the three months ended November 25, 2006 and $78 for the three months ended November 26, 2005. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to price variation on such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of November 25, 2006 and August 26, 2006, the Company held no gold on consignment.The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 days written notice.
7. Income Taxes
AAC has recorded a tax benefit at an effective rate of 39% for the three months ended November 25, 2006, which represents the estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2007. Intermediate Holdings has recorded a tax benefit at an effective rate of 41% for the three months ended November 25, 2006, which represents the estimated federal and state income tax rate, after taking into consideration the non-deductibility of a portion of its interest on high-yield debt, that will apply to pre-tax earnings for fiscal 2007. Parent Holdings has recorded a tax benefit at an effective rate of 36% for the three months ended November 25, 2006, which represents the estimated federal and state income tax rate

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
that would apply to the first quarter pre-tax loss. Since the estimated non-deductible interest on its high yield debt would currently exceed the projected book pre-tax loss for fiscal 2007, there is a high degree of variability on what the annual effective tax rate could be. As a result, the 36% effective tax rate used in this quarter is the effective tax rate for the year-to-date results.
8. Postretirement Pension and Medical Benefits
     CBI provides certain healthcare and life insurance benefits for former employees of the L.G. Balfour Company, Inc. (“CBI Plan”). Certain hourly employees of Taylor are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI Plan and TPC Plan are based primarily on the employees’ years of service and compensation near retirement. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.
     The net periodic postretirement benefit cost (income), include the following components:

	For the three months ended		For the three months ended
	November 25, 2006		November 26, 2005
		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to Service during the period	$20	$	$24	$—
Interest cost	225	27	211	38
Expected return on assets	(247)		(223)	—
Amortization of unrecognized net loss (gain)	—	(88)	—	(77)
Amortization of unrecognized net prior service costs	—	(37)	—	(38)

Net periodic postretirement benefit cost (income)	$(2)	$(98)	$12	$(77)

9. Related-Party Transactions
     On March 25, 2004, AAC entered into a new management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid under the new management agreement totaled $750 by the Company for both of the three months ended November 25, 2006 and November 26, 2005.
     As of November 25, 2006, the Company had prepaid management fees of approximately $250 and accrued expenses of approximately $186, while as of August 26, 2006, the Company had prepaid management fees of approximately $250, and accrued expenses of approximately $90.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
10. Business Segments
The Company manufactures, markets and sells class rings, yearbooks and graduation products, which includes fine paper products and graduation accessories, to high school, college and, to a lesser extent, elementary and junior high school markets in the United States. The Company’s class ring segment consists of its on campus class rings and retail class rings operating segments, which have been aggregated into one reporting segment in accordance with paragraph 26.a of FAS 131. The achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. The other segment consists of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products, professional sports championship rings such as World Series rings, and commercial and fine books.

	Parent Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended November 25, 2006
Net sales	$33,367	$10,561	$2,759	$710	$5,361	$52,758
Segment operating income (loss)	3,887	(3,881)	(2,305)	(874)	(523)	$(3,696)
Segment assets	212,469	165,180	69,324	32,963	34,906	$514,842

	Parent Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended November 26, 2005
Net sales	$32,378	$12,848	$3,243	$6,656	$3,248	$58,373
Segment operating income (loss)	4,663	(3,577)	(1,476)	1,032	(806)	$(164)
Segment assets	210,806	166,273	66,691	34,996	34,374	$513,140

	Intermediate Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended November 25, 2006
Net sales	$33,367	$10,561	$2,759	$710	$5,361	$52,758
Segment operating income (loss)	3,887	(3,881)	(2,305)	(874)	(523)	$(3,696)
Segment assets	208,885	161,923	68,163	32,379	34,304	$505,654

	Intermediate Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended November 26, 2005
Net sales	$32,378	$12,848	$3,243	$6,656	$3,248	$58,373
Segment operating income (loss)	4,663	(3,577)	(1,476)	1,032	(806)	$(164)
Segment assets	210,806	166,273	66,691	34,996	34,374	$513,140

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	AAC
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended November 25, 2006
Net sales	$33,367	$10,561	$2,759	$710	$5,361	$52,758
Segment operating income (loss)	3,887	(3,881)	(2,305)	(874)	(523)	$(3,696)
Segment assets	207,665	160,814	67,768	32,181	34,099	$502,527

	AAC
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended November 26, 2005
Net sales	$32,378	$12,848	$3,243	$6,656	$3,248	$58,373
Segment operating income (loss)	4,663	(3,577)	(1,476)	1,032	(806)	$(164)
Segment assets	209,528	165,112	66,277	34,788	34,160	$509,865
11. Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires retrospective application of a voluntary change in accounting principle, unless it is impracticable to do so. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. FAS 154 became effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of FAS 154 in its first quarter of fiscal year 2007 and its adoption did not have a material impact on its financial position or results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning with its fiscal year 2008. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of FAS 157 are effective for the Company with its fiscal year 2009. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 during its first quarter of fiscal year 2007. The adoption of SAB 108 did not have a material impact on the Company’s consolidated results of operations and financial condition.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“FAS 158”). FAS 158 requires the recognition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. The provisions of FAS 158 will be effective for the Company beginning with its fiscal year 2008. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.

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
Basis of Presentation
     We present financial information relating to Parent Holdings, Intermediate Holdings, and AAC and its subsidiaries in this discussion and analysis. Parent Holdings owns 100% of the shares of common stock of Intermediate Holdings. Intermediate Holdings owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of AAC.
     Intermediate Holdings conducts all of its business indirectly through AAC and its subsidiaries. The consolidated financial statements of Intermediate Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Intermediate Holdings’ consolidated financial statements are substantially identical to AAC’s consolidated financial statements, with the exception of additional interest expense related to the 10.25% senior discount notes, amortization of deferred financing costs and the effective income tax rate.
     Intermediate Holdings was formed on November 8, 2004. On November 16, 2004, the stockholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp. for a like amount of shares in Intermediate Holdings. Following the exchange, AAC Holding Corp. became a wholly-owned subsidiary of Intermediate Holdings.
     Parent Holdings conducts all of its business through Intermediate Holdings and AAC and its subsidiaries. The consolidated financial statements of Parent Holdings include the accounts of its direct wholly-owned subsidiary, Intermediate Holdings, and its indirect wholly-owned subsidiary, AAC. Parent Holdings’ consolidated financial statements are substantially identical to Intermediate Holdings’ consolidated financial statements, with the exception of additional interest expense related to its 12.75% senior PIK notes, amortization of deferred financing costs and the effective income tax rate.
     Parent Holdings was formed in May 2006, and the stockholders of Intermediate Holdings participated in an exchange on May 30, 2006, pursuant to which they exchanged their shares of common stock and preferred stock in Intermediate Holdings for a like kind and amount of shares in Parent Holdings. Following the exchange, Intermediate Holdings became a wholly-owned subsidiary of Parent Holdings.
Fiscal Year End
We use a 52/53-week fiscal year ending on the last Saturday of August.
General
We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry in the United States. We serve the high school, college and, to a lesser extent, elementary and junior high school markets. We market and sell yearbooks in all of the markets we serve. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. Our achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. It consists of various titles including the Who’s Who brand and The National Dean’s List. Our other segment consists primarily of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products, professional sports championship rings such as World Series rings and commercial printing.
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
     Numerous raw materials are used in the manufacture of our products. Gold, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase all of our gold from a single supplier, The Bank of Nova Scotia, through our existing gold consignment agreement. We may consign a portion of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious stones from a single supplier in Germany. The prices for these products are denominated in Euros. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case. Gold prices were unstable and the U.S. dollar was stable as compared to the Euro during the first quarter of our fiscal year 2007.
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
     We experience seasonal fluctuations in our net sales tied primarily to the school year. We recorded 44% of our fiscal year 2006 net sales in our third quarter. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. We have experienced operating losses during our first and fourth fiscal quarters, which include the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.
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
Company Background
     Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L. G. Balfour Company, Inc., were combined through various asset purchase agreements in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing, whose primary business was designing and printing student yearbooks. In March 2001, AAC acquired all of the capital stock of Educational Communications, Inc. (“ECI”), which publishes achievement publications. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.
     On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into AAC (the “Merger”), with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. The Merger was financed by a cash equity investment by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under AAC’s senior secured credit facility and the issuance of AAC’s 8.25% senior subordinated notes due 2012. In November 2004, AAC Holding Corp. underwent a recapitalization transaction pursuant to which its stockholders exchanged their shares of AAC Holding Corp. common stock for shares of Intermediate Holdings common stock and, as a result, AAC Holding Corp became a wholly owned subsidiary of Intermediate Holdings.
     On November 16, 2004, Intermediate Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012 (the “10.25% Notes”), generating net proceeds of $89.3 million. Intermediate Holdings is the sole obligor of these notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Intermediate Holdings’ common stock from its stockholders.
     On January 18, 2006, Intermediate Holdings entered into a Preferred Stock Purchase Agreement with an investor pursuant to which Intermediate Holdings sold shares of its Series A Mandatory Redeemable Preferred Stock (“Series A Preferred Stock”). In connection with this transaction, Intermediate Holdings issued the investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase price of $7.5 million, which the investor paid to Intermediate Holdings in cash. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Intermediate Holdings.
     On May 8, 2006, the holders of outstanding stock of Intermediate Holdings, agreed to form a new holding company for Intermediate Holdings, and on May 30, 2006, reached agreement for their new company, American Achievement Group Holding Corp., to affect a stock exchange with Intermediate Holdings. Pursuant to that agreement, each holder of common stock of Intermediate Holdings contributed each share of such stock then held to Parent Holdings in exchange for a new share of common stock of Parent Holdings and each holder of Series A Preferred Stock of Intermediate Holdings contributed each share of such stock then held to Parent Holdings in exchange for a new share of series A mandatory redeemable preferred stock of Parent Holdings. Each new share of capital stock received in such contribution and exchange had the same rights, preferences and privileges as the corresponding share of stock of Intermediate Holdings that was contributed to Parent Holdings. As a result of the foregoing recapitalization, Intermediate Holdings became a wholly owned subsidiary of Parent Holdings.
     On June 12, 2006, Parent Holdings issued $150.0 million principal amount of 12.75% senior PIK notes due October 1, 2012. The net proceeds of the 12.75% senior PIK notes were approximately $140.5 million and were distributed to the stockholders of Parent Holdings as a dividend. The 12.75% senior PIK notes are the unsecured senior obligation of Parent Holdings and are not guaranteed by Intermediate Holdings or any of its subsidiaries.

Results of Operations
Three Months Ended November 26, 2006 Compared to Three Months Ended November 25, 2005
The following tables set forth selected information for Parent Holdings, Intermediate Holdings, and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales (dollars in thousands):

	Parent Holdings
	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net
	November 25, 2006	Sales	November 26, 2005	Sales
Net sales	$52,758	100.0%	$58,373	100.0%
Cost of sales	27,534	52.2%	25,039	42.9%

Gross profit	25,224	47.8%	33,334	57.1%

Selling, general & administrative expenses	28,920	54.8%	33,498	57.4%

Operating loss	(3,696)	(7.0)%	(164)	(0.3)%
Interest expense	14,621	27.7%	8,551	14.6%

Loss before income taxes	(18,317)	(34.7)%	(8,715)	(14.9)%
Benefit for income taxes	(6,659)	(12.6)%	(3,742)	(6.4)%

Net loss	$(11,658)	(22.1)%	$(4,973)	(8.5)%

	Intermediate Holdings
	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net
	November 25, 2006	Sales	November 26, 2005	Sales
Net sales	$52,758	100.0%	$58,373	100.0%
Cost of sales	27,534	52.2%	25,039	42.9%

Gross profit	25,224	47.8%	33,334	57.1%
Selling, general & administrative expenses	28,920	54.8%	33,498	57.4%

Operating loss	(3,696)	(7.0)%	(164)	(0.3)%
Interest expense	8,714	16.5%	8,551	14.6%

Loss before income taxes	(12,410)	(23.5)%	(8,715)	(14.9)%
Benefit for income taxes	(5,098)	(9.6)%	(3,742)	(6.4)%

Net loss	$(7,312)	(13.9)%	$(4,973)	(8.5)%

	AAC
	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net
	November 25, 2006	Sales	November 26, 2005	Sales
Net sales	$52,758	100.0%	$58,373	100.0%
Cost of sales	27,534	52.2%	25,039	42.9%

Gross profit	25,224	47.8%	33,344	57.1%
Selling, general & administrative expenses	28,920	54.8%	33,498	57.4%

Operating loss	(3,696)	(7.0)%	(164)	(0.3)%
Interest expense	5,918	11.2%	6,006	10.3%

Loss before income taxes	(9,614)	(18.2)%	(6,170)	(10.6)%
Benefit for income taxes	(3,788)	(7.2)%	(2,445)	(4.2)%

Net loss	$(5,826)	(11.0)%	$(3,725)	(6.4)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $5.6 million, or 9.6%, to $52.8 million for the three months ended November 25, 2006 from $58.4 million for the three months ended November 26, 2005. The following details the changes in net sales during such periods by business segment.
Class Rings. Net sales increased $1.0 million to $33.4 million for the three months ended November 25, 2006 from $32.4 million for the three months ended November 26, 2005. The increase in net sales was the result of an increase of $1.6 million in college class ring shipments, partially offset by a decrease of $0.6 million in high school ring shipments due to the timing of the delivery of shipments to the end customer. Deferred revenue was $6.6 million as of November 25, 2006 compared to $4.1 million as of November 26, 2005.
Yearbooks. Net sales decreased $2.3 million to $10.6 million for the three months ended November 25, 2006 from $12.9 million for the three months ended November 26, 2005. The decrease in net sales was the result of timing and a decline in shipments of yearbooks. The decline should be recovered in future quarters of fiscal year 2007.
Graduation Products. Net sales decreased $0.4 million to $2.8 million for the three months ended November 25, 2006 from $3.2 million for the three months ended November 26, 2005. The decrease in net sales was the result of timing of shipments that will occur in the second and third quarters of fiscal year 2007.
Achievement Publications. Net sales decreased $6.0 million to $0.7 million for the three months ended November 25, 2006 from $6.7 million for the three months ended November 26, 2005. The primary decrease in sales was due to not shipping a Who’s Who Among American High School Students publication in the three months ended November 25, 2006. In the three months ended November 26, 2005, the publication was shipped and accounted for $5.5 million of net sales. In fiscal year 2006, two editions of Who’s Who Among American High School Students were shipped, one in October 2005 and one in August 2006, while in fiscal year 2007, this publication will only ship in August 2007. Thus, total fiscal year 2007 net sales for achievement publications will be lower than total fiscal year 2006 net sales.
Other. Net sales increased $2.2 million to $5.4 million for the three months ended November 25, 2006 from $3.2 million for the three months ended November 26, 2005. The increase in net sales was mainly related to an increase in affinity jewelry sales.
Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 47.8% for the three months ended November 25, 2006, a 9.3 percentage point decrease from 57.1% for the three months ended November 26, 2005. Overall, gross profit decreased $8.1 million. The decrease in gross profit was mainly the result of a decline due to the Who’s Who Among American High School Students publication not being shipped in the three months ended November 25, 2006. Excluding the Who’s Who Among American High School

Students publication from the three months ended November 26, 2005, the gross margin was 54.6% compared to 47.8% for the three months ended November 25, 2006. The remaining 6.8 percentage point decline in gross margin consisted of product mix changes, increased gold costs and increased ring manufacturing costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.6 million, or 13.7%, to $28.9 million for the three months ended November 25, 2006 from $33.5 million for the three months ended November 26, 2005. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $2.8 million to $18.7 million or 35.4% of net sales, for the three months ended November 25, 2006 from $21.5 million or 36.8% of net sales, for the three months ended November 26, 2005. The decrease in selling and marketing expenses was primarily the result of not publishing the Who’s Who Among American High School Students publication in the three months ended November 25, 2006. General and administrative expenses for the three months ended November 25, 2006 were $10.2 million, or 19.4% of net sales, as compared to $12.0 million, or 20.6% of net sales, for the three months ended November 26, 2005. The decrease in general and administrative expenses was primarily the result of severance and non-recurring professional services incurred during the three months ended November 26, 2005.
Operating Income (Loss). As a result of the foregoing, operating loss was $3.7 million, or (7.0%) of net sales, for the three months ended November 25, 2006 as compared with operating loss of $0.2 million, or (0.3)% of net sales, for the three months ended November 26, 2005. The class rings segment reported operating income of $3.9 million for the three months ended November 25, 2006 as compared with operating income of $4.7 million for the three months ended November 26, 2005. The yearbooks segment reported operating loss of $3.9 million for the three months ended November 25, 2006 as compared with operating loss of $3.6 million for the three months ended November 26, 2005. The graduation products segment reported operating loss of $2.3 million for the three months ended November 25, 2006 as compared with operating loss of $1.5 million for the three months ended November 26, 2005. The achievement publications segment reported an operating loss of $0.9 million for the three months ended November 25, 2006 as compared with an operating income of $1.0 million for the three months ended November 26, 2005. The other segment reported an operating loss of $0.5 million for the three months ended November 25, 2006 as compared with operating loss of $0.8 million for the three months ended November 26, 2005.
Interest Expense, Net. For Parent Holdings, net interest expense was $14.6 million for the three months ended November 25, 2006 and $8.6 million for the three months ended November 26, 2005. The average debt outstanding of Parent Holdings for the three months ended November 25, 2006 and the three months ended November 26, 2005 was $546 million and $401 million, respectively. The weighted average interest rate on debt outstanding of Parent Holdings for the three months ended November 25, 2006 and the three months ended November 26, 2005 was 9.9% and 8.4%, respectively.
     For Intermediate Holdings, net interest expense was $8.7 million for the three months ended November 25, 2006 and $8.6 million for the three months ended November 26, 2005. The average debt outstanding of Intermediate Holdings for the three months ended November 25, 2006 and the three months ended November 26, 2005 was $382 million and $401 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the three months ended November 25, 2006 and the three months ended November 26, 2005 was 8.7% and 8.4%, respectively.
     For AAC, net interest expense was $5.9 million for the three months ended November 25, 2006 and $6.0 million for the three months ended November 26, 2005. The average debt outstanding of AAC for the three months ended November 25, 2006 and the three months ended November 26, 2005 was $273 million and $303 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended November 25, 2006 and the three months ended November 26, 2005 was 8.0% and 7.8%, respectively.
Income Taxes. For the three months ended November 25, 2006, Parent Holdings recorded an income tax benefit of $6.7 million using an effective tax rate of 36%.

For the three months ended November 26, 2005, Parent Holdings recorded an income tax benefit of $3.7 million, which represents an effective tax rate of 43%. The 43% effective rate is higher than normal statutory rates due to the non-deductibility of a portion of its interest on high-yield debt. Additional high-yield debt was added in June 2006 at Parent Holdings, which has caused the effective tax rate in fiscal 2007 to be different than fiscal 2006.
     For the three months ended November 25, 2006 and November 26, 2005, Intermediate Holdings recorded an income tax benefit of $5.1 million and $3.7 million, respectively, which represents an effective tax rate of 41% and 43% for each period. Intermediate Holdings’ effective rates for the three months ended November 25, 2006 and November 26, 2005 represent an estimate of the annual federal and state income tax rate after considering the non-deductibility of a portion of its interest on high-yield debt.
     For the three months ended November 25, 2006 and November 26, 2005, AAC recorded an income tax benefit of $3.8 million and $2.4 million, respectively, which represents an effective tax rate of 39% and 40% for each period. AAC’s effective rates for the three months ended November 25, 2006 and November 26, 2005 represent an estimate of the annual federal and state income tax rate.
Net Loss. As a result of the foregoing, Parent Holdings reported a net loss of $11.7 million for the three months ended November 25, 2006 as compared to a net loss of $5.0 million for the three months ended November 26, 2005.
     As a result of the foregoing, Intermediate Holdings reported a net loss of $7.3 million for the three months ended November 25, 2006 as compared to a net loss of $5.0 million for the three months ended November 26, 2005.
     As a result of the foregoing, AAC reported a net loss of $5.8 million for the three months ended November 25, 2006 as compared to net loss of $3.7 million for the three months ended November 26, 2005.
Liquidity and Capital Resources
Operating Activities
     Operating activities provided $6.4 million of cash for the three months ended November 25, 2006 compared to cash provided of $3.0 million for the three month ended November 26, 2005. The $3.4 million increase in cash provided by operating activities was mainly attributable to lower working capital requirements.
Investing Activities
     Capital expenditures for the three months ended November 25, 2006 were $2.3 million compared to capital expenditures of $2.7 million for the three months ended November 26, 2005. Our projected capital expenditures for the entire fiscal year 2007 are expected to be approximately $14.0 million.
Financing Activities
     For Parent Holdings, net cash used in financing activities was $5.3 million for the three months ended November 25, 2006 compared to cash provided of $3.8 million for the three months November 26, 2005. During the three months ended November 25, 2006, the Company paid down $3.2 million of the revolver.
     For Intermediate Holdings, financing activities used cash of $5.1 million for the three months ended November 25, 2006 compared to cash provided of $3.8 million for the three months ended November 26, 2005. During the three months ended November 25, 2006, the Company paid down $3.2 million of the revolver.
     For AAC, financing activities used cash of $5.1 million for the three months ended November 25, 2006 compared to cash provided of $3.8 million for the three months ended November 26, 2005. During the three months ended November 25, 2006, AAC paid down $3.2 million of the revolver of the Senior Credit Facility.

     Capital Resources. In connection with the Merger, AAC entered into its existing $195.0 million senior secured credit facility and issued $150.0 million of the 8.25% senior subordinated notes. Certain provisions of these financing arrangements are described below.
     The senior secured credit facility, as amended, provides a $155.0 million term loan, maturing in 2011, and up to $40.0 million in available revolving loan borrowings, maturing in 2010. As of November 25, 2006, $6.1 million was outstanding on the revolving loan and we had commitments for $2.3 million on letters of credit outstanding. The senior secured credit facility, as amended, imposes certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior secured credit facility, as amended, contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on its ability to make capital expenditures. The senior secured credit facility, as amended, is secured by substantially all of the assets of AAC, is guaranteed by and secured by the assets of some of its existing and future domestic subsidiaries, if any, and by a pledge of all of the capital stock of some of its existing and future domestic subsidiaries, if any. The senior secured credit facility, as amended, is also guaranteed by AAC Holding Corp.
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
     In November 2004, Intermediate Holdings issued $89.3 million (net proceeds) of 10.25% senior discount notes due 2012. The notes accrete to $131.5 million aggregate principal amount at maturity. Interest accrues on the notes in the form of an increase in the accreted value of such notes prior to October 1, 2008. Thereafter, cash interest on the notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009, at a rate of 10.25% per annum. The notes are Intermediate Holdings’ unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness. The 10.25% notes are effectively subordinated to Intermediate Holdings’ future secured indebtedness to the extent of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Intermediate Holdings’ subsidiaries, including AAC.
     In June 2006, Parent Holdings issued $150.0 million 12.75% senior PIK notes. Interest accrues on the 12.75% Notes per annum. The first interest payment on the notes occured on October 1, 2006. Through April 1, 2011, interest on the notes will be payable in the form of additional notes semi-annually in arrears on April 1 and October 1. On October 1, 2011, and thereafter, interest will be payable in cash semi-annually in arrears on April 1 and October 1. The notes mature on October 1, 2012. At maturity, we are required to repay the notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest and special interest, if any, to the maturity date. The notes are Parent Holdings’ unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness. The notes are effectively subordinated to Parent Holdings’ future secured indebtedness to the extent of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Parent Holdings’ subsidiaries, including Intermediate Holdings and AAC.
     We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.
     We have a significant amount of indebtedness. On November 25, 2006, Parent Holdings had total indebtedness of $537.4 million (of which $159.1 million was 12.75% senior PIK notes, $109.5 million was 10.25% senior discount notes, $150.0 million was 8.25% senior subordinated notes, $112.3 million was indebtedness under the existing senior secured credit facility, $7.5 million was of our mandatory redeemable series A preferred stock and the balance of which consisted of other senior debt of AAC).
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
Off Balance-Sheet Obligations
     Gold Consignment Agreement. On March 25, 2004, we signed the First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold with The Bank of Nova Scotia. Under this agreement, we have an ability to have on consignment gold with aggregate value less than or equal to the lowest of: (i) the dollar value of 27,000 troy ounces of gold, (ii) $14.2 million and (iii) a borrowing base, calculated based on a percentage of the value of gold held at our facilities and other approved locations, as specified by the agreement. Under the terms of this arrangement, we do not own the consigned gold nor do we have risk of loss related to price variance on such inventory until we pay The Bank of Nova Scotia for quantities purchased. Accordingly, we do not reflect the value of consigned gold in our inventory, nor do we reflect the corresponding liability for financial statement purposes. As of November 25, 2006, we held no consigned gold.
     The agreement can be terminated by either us or The Bank of Nova Scotia with 60 days prior written notice to the other party.
Seasonality
     The seasonal nature of our various businesses tends to be tempered by our broad product mix. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are also seasonal. The majority of our achievement publications are shipped in August of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day.
     As a result of the foregoing, we have experienced operating losses during our first and fourth fiscal quarters, which include the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires retrospective application of a voluntary change in accounting principle, unless it is impracticable to do so. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. FAS 154 became effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. We adopted the provisions of FAS 154 in our first quarter of fiscal year 2007 and its adoption did not have a material impact on our financial position or results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning with our fiscal year 2008. We are currently evaluating the impact this standard will have on our financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of FAS 157 are effective for us with our fiscal year 2009. We are currently evaluating the impact this standard will have on our financial position and results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).

SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted SAB 108 during our first quarter of fiscal year 2007. The adoption of SAB 108 did not have a material impact on our consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“FAS 158”). FAS 158 requires the recognition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. The provisions of FAS 158 will be effective for us beginning with our fiscal year 2008. We are currently evaluating the impact this standard will have on our financial position and results of operations.

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
     Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. Each ten percent change in the Euro exchange rate would result in a $0.5 million change in cost of goods sold, assuming stone purchase levels approximate the levels of fiscal 2006. In order to hedge market risk, we have from time-to-time purchased forward foreign currency exchange contracts. During the three months ended November 25, 2006 and fiscal 2006, we did not purchase any forward foreign currency contracts and did not have any such contracts outstanding.
     Gold. We purchase a majority of our gold from The Bank of Nova Scotia through our existing gold consignment agreement described above. We pay for consigned gold as our related products are shipped to customers. Each ten percent change in the price of gold would result in a $2.3 million change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2006. As of November 25, 2006, we have fulfilled approximately half of our gold requirements for fiscal 2007 through the purchase of gold.

ITEM 4. CONTROLS AND PROCEDURES
As of the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the year. The evaluation was conducted based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that these disclosure controls and procedures are effective.
Additionally, our President and Chief Executive Officer and Chief Financial Officer determined, as of the date of this report, that during the first quarter of fiscal 2007 there was no change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.
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
You should consider the risks described in the Company’s Form 10-K filed with the Securities and Exchange Commission on November 22, 2006 as you review this quarterly report.

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
     On July 17, 2006, in the 128th Judicial District Court of Orange County, Texas a Seventh Amended Petition (naming over 100 defendants) was filed by the estate of John Estrada and Nancy Estrada adding Taylor Publishing Company back into a long outstanding multi-party toxic tort suit. Taylor was originally brought into this lawsuit in September of 2004 when Mr. Estrada, a former Taylor-San Angelo employee and his wife, filed their Fifth Amended Petition seeking damages for personal injuries allegedly caused by Mr. Estrada’s exposure to benzene in the workplace. On June 21, 2005, the Estrada’s dismissed their case against Taylor, without prejudice, without any payment or other compensation by Taylor. Mr. Estrada is now deceased. This Seventh Amended Petition now seeks damages for his alleged wrongful death and seeks to avoid the Workers’ Compensation bar to employer liability by pleading gross negligence on the part of Taylor. Taylor will file a timely answer to the lawsuit and assess the current procedural status of the proceedings. Nevertheless, since Taylor has been out of this suit for over a year, at this time we are presently unable to assess the likelihood of an adverse judgment or assess the likely range of possible loss to us.
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

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.
Date: January 9, 2007

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DONALD J. PERCENTI

Donald J. Percenti
CHIEF EXECUTIVE OFFICER
(principal executive officer)

By:	/s/ SHERICE P. BENCH

Sherice P. Bench
CHIEF FINANCIAL OFFICER
(principal financial officer)