Form 10-Q
period 2007-02-24
AMERICAN ACHIEVEMENT CORP; American Achievement Group Holding Corp.; AAC Group Holding Corp.
filed 2007-04-10
CIK 1168468, 1373768, 1311835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 24, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBERS 333-137067, 333-121479, 333-84294
AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE DELAWARE DELAWARE (State or other jurisdiction of incorporation or organization)	20-4833998 20-1854833 13-4126506 (I.R.S. Employer Identification Number)
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
Number of shares outstanding of American Achievement Group Holding Corp. as of February 24, 2007: 505,460 shares of common stock.
Number of shares outstanding of AAC Group Holding Corp. as of February 24, 2007: 100 shares of common stock.
Number of shares of American Achievement Corporation outstanding as of February 24, 2007: 100 shares of common stock.
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

FOR THE QUARTERLY PERIOD ENDED February 24, 2007
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
Condensed Consolidated Balance Sheets (unaudited) — As of February 24, 2007 and August 26, 2006	3-5
Condensed Consolidated Statements of Operations (unaudited) — For the Three Months Ended February 24, 2007 and For the Three Months ended February 25, 2006
Condensed Consolidated Statement of Operations (unaudited) — For the Six Months Ended February 24, 2007 and For the Six Months Ended February 25, 2006	6-8
Condensed Consolidated Statements of Cash Flows (unaudited) — For the Six Months Ended February 24, 2007 and For the Six Months Ended February 25, 2006	9-11
Notes to Condensed Consolidated Financial Statements (unaudited)	12-25
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	39
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	40
Item 6. Exhibits	40
SIGNATURES	41
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

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	Parent Holdings
	February 24,	August 26,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$11,230	$3,404
Accounts receivable, net	34,669	40,226
Inventories, net	39,526	31,438
Deferred tax asset	10,256	5,582
Prepaid expenses and other current assets, net	21,471	13,944

Total current assets	117,152	94,594
Property, plant and equipment, net	75,060	76,054
Goodwill	184,565	184,565
Other intangible assets, net	141,096	148,595
Other assets	6,190	7,468

Total assets	$524,063	$511,276

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$1,236	$2,147
Accounts payable	10,434	13,585
Customer deposits	57,522	11,392
Accrued expenses	22,991	23,382
Deferred revenue	3,138	2,617
Accrued interest	5,836	5,997
Current portion of long-term debt	972	1,090

Total current liabilities	102,129	60,210
Long-term debt, net of current portion	520,009	525,734
Mandatory redeemable preferred stock, $.01 par value, 15,000 shares authorized, 7,500 shares issued and outstanding	7,500	7,500
Deferred tax liabilities	19,885	25,760
Other long-term liabilities	7,604	6,858

Total liabilities	657,127	626,062
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit)
Common stock, $.01 par value, 1,250,000 shares authorized, 505,460 shares issued and outstanding	5	5
Additional paid-in capital	(124,045)	(124,045)
Accumulated earnings (deficit)	(9,024)	9,254

Total stockholders’ equity (deficit)	(133,064)	(114,786)

Total liabilities and stockholders’ equity (deficit)	$524,063	$511,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	Intermediate Holdings
	February 24, 2007	August 26, 2006
ASSETS
Current assets:
Cash and cash equivalents	$10,950	$2,904
Accounts receivable, net	34,669	40,226
Inventories, net	39,526	31,438
Deferred tax asset	10,256	5,582
Prepaid expenses and other current assets, net	21,471	13,944

Total current assets	116,872	94,094
Property, plant and equipment, net	75,060	76,054
Goodwill	184,565	184,565
Other intangible assets, net	132,688	139,592
Other assets	6,190	7,468

Total assets	$515,375	$501,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$1,236	$2,147
Accounts payable	10,434	13,585
Customer deposits	57,522	11,392
Accrued expenses	22,967	23,292
Deferred revenue	3,138	2,617
Accrued interest	5,836	5,997
Current portion of long-term debt	972	1,090

Total current liabilities	102,105	60,120
Long-term debt, net of current portion	355,882	371,537
Deferred tax liabilities	24,984	27,523
Other long-term liabilities	5,345	5,879

Total liabilities	488,316	465,059
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	24,144	24,144
Retained earnings	2,915	12,570

Total stockholders’ equity	27,059	36,714

Total liabilities and stockholders’ equity	$515,375	$501,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	AAC
	February 24, 2007	August 26, 2006
ASSETS
Current assets:
Cash and cash equivalents	$10,415	$2,381
Accounts receivable, net	34,669	40,226
Inventories, net	39,526	31,438
Deferred tax asset	10,256	5,582
Prepaid expenses and other current assets, net	21,471	13,944

Total current assets	116,337	93,571
Property, plant and equipment, net	75,060	76,054
Goodwill	184,565	184,565
Other intangible assets, net	130,203	136,884
Other assets	6,190	7,468

Total assets	$512,355	$498,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$1,236	$2,147
Accounts payable	10,434	13,585
Customer deposits	57,522	11,392
Accrued expenses	22,965	23,290
Deferred revenue	3,138	2,617
Accrued interest	5,836	5,997
Current portion of long-term debt	972	1,090

Total current liabilities	102,103	60,118
Long-term debt, net of current portion	243,591	264,720
Deferred tax liabilities	34,307	34,307
Other long-term liabilities	5,317	5,851

Total liabilities	385,318	364,996

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	109,046	109,046
Retained earnings	17,991	24,500

Total stockholders’ equity	127,037	133,546

Total liabilities and stockholders’ equity	$512,355	$498,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)
Parent Holdings

	For the three months ended		For the six months ended
	February 24,	February 25,	February 24,	February 25,
	2007	2006	2007	2006
Net sales	$57,677	$59,196	$110,435	$117,569
Cost of sales	21,706	21,731	49,240	46,770

Gross profit	35,971	37,465	61,195	70,799
Selling, general and administrative expenses	31,692	31,400	60,612	64,898

Operating income	4,279	6,065	583	5,901
Interest expense, net of interest income	14,350	8,481	28,971	17,032

Loss before benefit for income taxes	(10,071)	(2,416)	(28,388)	(11,131)
Benefit for income taxes	(3,451)	(1,069)	(10,110)	(4,811)

Net loss	$(6,620)	$(1,347)	$(18,278)	$(6,320)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)
Intermediate Holdings

	For the three months ended		For the six months ended
	February 24,	February 25,	February 24,	February 25,
	2007	2006	2007	2006
Net sales	$57,677	$59,196	$110,435	$117,569
Cost of sales	21,706	21,731	49,240	46,770

Gross profit	35,971	37,465	61,195	70,799
Selling, general and administrative expenses	31,692	31,400	60,612	64,898

Operating income	4,279	6,065	583	5,901
Interest expense, net of interest income	8,298	8,481	17,012	17,032

Loss before benefit for income taxes	(4,019)	(2,416)	(16,429)	(11,131)
Benefit for income taxes	(1,676)	(1,069)	(6,774)	(4,811)

Net loss	$(2,343)	$(1,347)	$(9,655)	$(6,320)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)
AAC

	For the three months ended		For the six months ended
	February 24,	February 25,	February 24,	February 25,
	2007	2006	2007	2006
Net sales	$57,677	$59,196	$110,435	$117,569
Cost of sales	21,706	21,731	49,240	46,770

Gross profit	35,971	37,465	61,195	70,799
Selling, general and administrative expenses	31,692	31,400	60,612	64,898

Operating income	4,279	6,065	583	5,901
Interest expense, net of interest income	5,409	5,752	11,327	11,758

Income (loss) before benefit for income taxes	(1,130)	313	(10,744)	(5,857)
Provision (benefit) for income taxes	(447)	122	(4,235)	(2,323)

Net income (loss)	$(683)	$191	$(6,509)	$(3,534)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Parent Holdings
	For the six months ended
	February 24, 2007	February 25, 2006
Cash flows from operating activities:
Net loss	$(18,278)	$(6,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,877	13,015
Deferred income taxes	(10,549)	(5,139)
Amortization of debt discount and deferred financing fees	1,746	975
Accretion of interest on 10.25% senior discount notes	5,474	4,954
Accretion of 12.75% PIK notes	9,930	—
Provision for doubtful accounts	(106)	(339)
Changes in assets and liabilities:
Accounts receivable	5,663	3,330
Inventories, net	(8,088)	(13,171)
Prepaid expenses and other current assets, net	(7,527)	(846)
Other assets	1,278	(481)
Customer deposits	46,130	42,828
Deferred revenue	521	1,033
Accounts payable, accrued expenses, and other long-term liabilities	(3,205)	(7,808)

Net cash provided by operating activities	35,866	32,031
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,703)	(5,442)

Net cash used in investing activities	(5,703)	(5,442)
Cash flows from financing activities:
Payments on revolving credit facility	(24,150)	(16,050)
Proceeds from revolving credit facility	14,850	16,050
Payments on term loan	(11,947)	(16,024)
Proceeds from stock issuance	—	7,500
Deferred financing fees	(179)	(269)
Change in bank overdraft	(911)	2,540

Net cash used in financing activities	(22,337)	(6,253)

Net increase in cash and cash equivalents	7,826	20,336
Cash and cash equivalents, beginning of period	3,404	4,324

Cash and cash equivalents, end of period	$11,230	$24,660

Supplemental disclosure
Cash paid during the period for:
Interest	$10,794	$11,066

Income taxes	$178	$302

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Intermediate Holdings
	For the six months ended
	February 24, 2007	February 25, 2006
Cash flows from operating activities:
Net loss	$(9,655)	$(6,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,877	13,015
Deferred income taxes	(7,213)	(5,139)
Amortization of debt discount and deferred financing fees	988	975
Accretion of interest on 10.25% senior discount notes	5,474	4,954
Provision for doubtful accounts	(106)	(339)
Changes in assets and liabilities:
Accounts receivable	5,663	3,330
Inventories, net	(8,088)	(13,171)
Prepaid expenses and other current assets, net	(7,527)	(846)
Other assets	1,278	(481)
Customer deposits	46,130	42,828
Deferred revenue	521	1,033
Accounts payable, accrued expenses, and other long-term liabilities	(4,419)	(7,808)

Net cash provided by operating activities	35,923	32,031
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,703)	(5,442)

Net cash used in investing activities	(5,703)	(5,442)
Cash flows from financing activities:
Payments on revolving credit facility	(24,150)	(16,050)
Proceeds from revolving credit facility	14,850	16,050
Payments on term loan	(11,947)	(16,024)
Proceeds from stock issuance	—	7,500
Deferred financing fees	(16)	(269)
Change in bank overdraft	(911)	2,540

Net cash used in financing activities	(22,174)	(6,253)

Net increase in cash and cash equivalents	8,046	20,336
Cash and cash equivalents, beginning of period	2,904	4,324

Cash and cash equivalents, end of period	$10,950	$24,660

Supplemental disclosure
Cash paid during the period for:
Interest	$10,794	$11,066

Income taxes	$178	$302

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	AAC
	For the six months ended
	February 24, 2007	February 25, 2006
Cash flows from operating activities:
Net income loss	$(6,509)	$(3,534)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,877	13,015
Deferred income taxes	(4,674)	(2,651)
Amortization of debt discount and deferred financing fees	765	748
Provision for doubtful accounts	(106)	(339)
Changes in assets and liabilities:
Accounts receivable	5,663	3,330
Inventories, net	(8,088)	(13,171)
Prepaid expenses and other current assets, net	(7,527)	(846)
Other assets	1,278	(481)
Customer deposits	46,130	42,828
Deferred revenue	521	1,033
Accounts payable, accrued expenses, and other long-term liabilities	(4,419)	(7,936)

Net cash provided by operating activities	35,911	31,996
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,703)	(5,442)

Net cash used in investing activities	(5,703)	(5,442)
Cash flows from financing activities:
Payments on revolving credit facility	(24,150)	(16,050)
Proceeds from revolving credit facility	14,850	16,050
Payments on term loan	(11,947)	(16,024)
Deferred financing fees	(16)	—
Change in bank overdraft	(911)	2,540

Net cash used in financing activities	(22,174)	(13,484)

Net increase in cash and cash equivalents	8,034	13,070
Cash and cash equivalents, beginning of period	2,381	4,093

Cash and cash equivalents, end of period	$10,415	$17,163

Supplemental disclosure
Cash paid during the period for:
Interest	$10,794	$11,066

Income taxes	$178	$302

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)
1. Summary of Organization and Significant Accounting Policies
Registrants
     The consolidated financial statements of American Achievement Group Holding Corp. (“Parent Holdings”) include the accounts of its wholly-owned subsidiary, AAC Group Holding Corp. (“Intermediate Holdings”) and its indirect wholly-owned subsidiary, American Achievement Corporation (“AAC”), all of which are separate public reporting companies. The consolidated financial statements of Intermediate Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Together, Parent Holdings, Intermediate Holdings, and AAC are referred to as the “Company.”
Description of Business
     The Company is a manufacturer and marketer of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company also operates a division which sells achievement publications in the specialty directory publishing industry nationwide. The Company markets its products and services primarily in the United States and operates in five reporting segments; class rings, yearbooks, graduation products, achievement publications and other. The Company’s corporate office is located in Austin, Texas and its primary manufacturing facilities are located in Austin and Dallas, Texas and Louisville, Kentucky.
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
     On November 16, 2004, Intermediate Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012 (the “10.25% Notes”), generating net proceeds of $89.3 million. Intermediate Holdings is the sole obligor of these notes. The net proceeds of this offering were distributed to stockholders through the repurchase of shares of Intermediate Holdings’ common stock from its stockholders. Other than this debt obligation, related deferred debt issuance costs, associated accrued liabilities, and related interest expense, net of taxes, all other significant assets, liabilities, income, expenses and cash flows presented for the quarterly periods represent those of Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Intermediate Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is the stock of AAC. All significant intercompany accounts and transactions have been eliminated in consolidation.
     Parent Holdings was formed in May of 2006, and the stockholders of Intermediate Holdings participated in an exchange, pursuant to which they exchanged their shares of common stock and preferred stock in Intermediate Holdings for a like kind and amount of shares in Parent Holdings. Following the exchange, Intermediate Holdings became a wholly-owned subsidiary of Parent Holdings. On June 12, 2006, Parent Holdings issued $150.0 million of 12.75% Senior PIK notes due 2012 (the “12.75 PIK Notes”), generating net proceeds of $140.9 million. Parent Holdings is the sole obligor of these notes. The net proceeds of this offering were used to pay a dividend to its stockholders. Other than this debt obligation, related deferred debt issuance costs, associated accrued liabilities, and related interest expense, net of taxes, all other significant assets, liabilities, income expenses and cash flows for the quarterly periods represent those of Parent Holdings’ wholly-owned direct subsidiary Intermediate Holdings. All significant intercompany accounts and transactions have been eliminated in consolidation. AAC, Intermediate Holdings, and Parent Holdings are treated as entities under common control and therefore, the consolidated statements of operations and cash flows presented for Parent Holdings for the three months and six months ended February 25, 2006 are presented to include the results of Intermediate Holdings and AAC for comparative purposes.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended February 24, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2007. Accordingly, the interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 26, 2006 included in the Company’s Report on Form 10-K (File No. 333-84294, 333-121479 and 333-137067) filed on November 22, 2006.
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
2. Inventories, Net

	February 24, 2007	August 26, 2006
Raw materials	$13,798	$17,759
Work in process	17,865	6,473
Finished goods	8,735	7,400
Less — reserves	(872)	(194)

	$39,526	$31,438

     The Company’s cost of sales includes depreciation and amortization of $2,674 and $2,428 for the three months ended February 24, 2007 and February 25, 2006, respectively. Cost of sales includes depreciation and amortization of $5,425 and $4,721 for the six months ended February 24, 2007 and February 25, 2006, respectively.
3. Prepaid Expenses and Other Current Assets, Net
Prepaid expenses and other current assets, net include reserves on sales representative advances of $1,422 and $2,055 at February 24, 2007 and August 26, 2006, respectively.
4. Goodwill by Segment and Other Intangible Assets

	February 24, 2007	August 26, 2006
Goodwill
Class Rings	$71,792	$71,792
Yearbooks	65,241	65,241
Graduation Products	23,781	23,781
Achievement Publications	11,693	11,693
Other	12,058	12,058

Total	$184,565	$184,565

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
Other Intangible Assets

	Estimated	Gross	Accumulated	Net
Parent Holdings	Useful Life	Asset	Amortization	Asset

At February 24, 2007
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs	7 to 8 years	24,263	(6,491)	17,772
Patents	14 to 17 years	7,317	(1,294)	6,023
Customer lists and distribution contracts	3 to 12 years	100,516	(33,310)	67,206

Total		$182,191	$(41,095)	$141,096

	Estimated	Gross	Accumulated	Net
Parent Holdings	Useful Life	Asset	Amortization	Asset

At August 26, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs	7 to 8 years	24,084	(4,745)	19,339
Patents	14 to 17 years	7,317	(1,072)	6,245
Customer lists and distribution contracts	3 to 12 years	100,516	(27,600)	72,916

Total		$182,012	$(33,417)	$148,595

	Estimated	Gross	Accumulated	Net
Intermediate Holdings	Useful Life	Asset	Amortization	Asset

At February 24, 2007
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs	7 to 8 years	14,771	(5,407)	9,364
Patents	14 to 17 years	7,317	(1,294)	6,023
Customer lists and distribution contracts	3 to 12 years	100,516	(33,310)	67,206

Total		$172,699	$(40,011)	$132,688

	Estimated	Gross	Accumulated	Net
Intermediate Holdings	Useful Life	Asset	Amortization	Asset

At August 26, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs	7 to 8 years	14,755	(4,419)	10,336
Patents	14 to 17 years	7,317	(1,072)	6,245
Customer lists and distribution contracts	3 to 12 years	100,516	(27,600)	72,916

Total		$172,683	$(33,091)	$139,592

	Estimated	Gross	Accumulated	Net
AAC	Useful Life	Asset	Amortization	Asset

At February 24, 2007
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs	7 to 8 years	11,263	(4,384)	6,879
Patents	14 to 17 years	7,317	(1,294)	6,023
Customer lists and distribution contracts	3 to 12 years	100,516	(33,310)	67,206

Total		$169,191	$(38,988)	$130,203

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

     For Parent Holdings, total amortization on other intangible assets was $3,841 and $7,678 for the three and six months ended February 24, 2007, respectively, and was $3,456 and $6,908 for the three and six months ended February 25, 2006 of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as selling, general and administrative expenses. Estimated annual amortization expense is $14,431, $13,334, $13,334, $13,334 and $12,817, respectively, for fiscal years 2007 through 2011.
     For Intermediate Holdings, total amortization on other intangible assets was $3,462 and $6,920 for the three and six months ended February 24, 2007, respectively, and was $3,456 and $6,908 for the three and six months ended February 25, 2006 of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as selling, general and administrative expenses. Estimated annual amortization expense is $12,991, $11,894, $11,894, $11,894 and $11,377, respectively, for fiscal years 2007 through 2011.
     For AAC, total amortization on other intangible assets was $3,350 and $6,697 for the three and six months ended February 24, 2007, respectively, and was $3,340 and $6,680 for the three and six months ended February 25, 2006, respectively of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as selling, general and administrative expenses. Estimated annual amortization expense is $12,545, $11,448, $11,448, $11,448 and $10,931, respectively, for fiscal years 2007 through 2011.
5. Long-term Debt

	February 24, 2007	August 26, 2006

Parent Holdings
12.75% Senior PIK Notes (including PIK interest of $14,128 and $4,197, respectively)	$164,127	$154,197
10.25% Senior discount notes due 2012 (net of unamortized discount of $19,209 and $24,683, respectively)	112,291	106,817
8.25% Senior subordinated notes due 2012	150,000	150,000
Senior secured credit facility
Revolving credit facility due 2010	—	9,300
Term loan due 2011	94,563	106,510

Total	520,981	526,824
Less current portion of long-term debt	(972)	(1,090)

Total long-term debt	$520,009	$525,734

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	February 24, 2007	August 26, 2006

Intermediate Holdings
10.25% Senior discount notes due 2012 (net of unamortized discount of $19,209 and $24,683, respectively)	$112,291	$106,817
8.25% Senior subordinated notes due 2012	150,000	150,000
Senior secured credit facility
Revolving credit facility due 2010	—	9,300
Term loan due 2011	94,563	106,510

Total	356,854	372,627
Less current portion of long-term debt	(972)	(1,090)

Total long-term debt	$355,882	$371,537

	February 24, 2007	August 26, 2006

AAC
8.25% Senior subordinated notes due 2012	$150,000	$150,000
Senior secured credit facility
Revolving credit facility due 2010	—	9,300
Term loan due 2011	94,563	106,510

Total	244,563	265,810
Less current portion of long-term debt	(972)	(1,090)

Total long-term debt	$243,591	$264,720

12.75% Senior PIK Notes
     On June12, 2006, Parent Holdings issued $150 million of 12.75% PIK Notes. The net proceeds of this offering were used to pay a $140.5 million dividend to stockholders. Parent Holdings was formed in May 2006, as the parent of Intermediate Holdings and has no separate operations from its ownership in Intermediate Holdings. Interest accrued on these notes at 12.75% per annum through February 23, 2007. As of February 24, 2007, the rate at which interest accrues increased to 14.75% per annum (as described below). The first interest payment on the 12.75% PIK Notes occurred on October 1, 2006. Through April 1, 2011, interest on the 12.75% PIK Notes will be payable in the form of additional notes semi-annually in arrears on April 1 and October 1. On October 1, 2011, and thereafter, interest will be payable in cash semi-annually in arrears on April 1 and October 1.
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
     For the four quarters ending February 24, 2007, consolidated adjusted EBITDA fell below a certain target level , as specified in the indenture governing the 12.75% PIK Notes, for the period then ended, and therefore, the rate at which interest accrues on the 12.75% PIK Notes increased by 2.00% per annum

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
commencing on and including February 24, 2007. Additionally, if the consolidated group leverage ratio on August 30, 2008 is greater than 5.0 to 1.0, the rate at which interest accrues on the 12.75% PIK Notes will increase an additional 2.00% per annum commencing on and including August 30, 2008.
     If a change in control as defined in the indenture relating to the 12.75% PIK Notes occurs, Parent Holdings must give the holders of the 12.75% Notes the opportunity to sell their 12.75% PIK Notes to Parent Holdings at 101% of the aggregate principal amount outstanding of the 12.75% PIK Notes, plus accrued interest.
     Additionally, the terms of the 12.75% PIK Notes limit Parent Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. As of February 24, 2007, Parent Holdings was in compliance with all such provisions.
Mandatory Redeemable Preferred Stock
     On January 18, 2006, Intermediate Holdings entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with an investor pursuant to which Intermediate Holdings sold shares of its Series A Mandatory Redeemable Preferred Stock (the “Series A Preferred Stock”). In connection with the Purchase Agreement, the investor was granted (i) registration rights on the capital stock of Intermediate Holdings held by the investor in the event of an initial public offering by Intermediate Holdings, (ii) preemptive rights to purchase additional capital stock of Intermediate Holdings in order to maintain its percentage ownership in Intermediate Holdings upon the sales of additional capital stock and (iii) the right to have an observer seat on the Board of Directors of Intermediate Holdings. Intermediate Holdings issued the investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase price of $7.5 million, which the investor paid to Intermediate Holdings in cash. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Intermediate Holdings. All undeclared dividends and declared but unpaid dividends shall accrue from the date the stock was issued. Undeclared dividends at February 24, 2007 totaled $1,251 and have been recorded as accrued interest in other long-term liabilities in the financial statements. The Series A Preferred Stock may be redeemed by Intermediate Holdings on or after January 18, 2007 at a price equal to 104% of the Liquidation Preference (as defined in the Amended and Restated Certificate of Incorporation of Intermediate Holdings (the “Certificate of Incorporation”). Such percentage is reduced annually until the purchase price upon redemption to Intermediate Holdings is equal to 100% of the Liquidation Preference.
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
10.25% Senior Discount Notes
     On November 16, 2004 Intermediate Holdings issued the 10.25% Notes. The net proceeds of this offering were distributed to stockholders through the repurchase of shares of Intermediate Holdings’ common stock from its stockholders. Intermediate Holdings was formed on November 8, 2004 and has no operations separate from its ownership in AAC Holding Corp. and its subsidiary, AAC. Interest accrues on the 10.25% Notes in the form of an increase in the accreted value of the notes prior to October 1, 2008. Thereafter, cash interest on the 10.25% Notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009 at a rate of 10.25% per annum.
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
     Additionally, the terms of the 10.25% Notes limit Intermediate Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions to the indenture governing the 8.25% Notes and the Senior Credit Facility (as defined below). As of February 24, 2007 Intermediate Holdings was in compliance with all such provisions.
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
     The 8.25% Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the indenture governing the 8.25% Notes). In addition, the 8.25% Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the indenture governing the 8.25% Notes). The Company was in compliance with the 8.25% Notes covenants as of February 24, 2007.
Senior Secured Credit Facility
     On March 25, 2004, AAC entered into a $195.0 million senior credit facility (the “Senior Credit Facility”) which includes a $155.0 million term loan and up to $40.0 million available under a revolving credit facility. The Senior Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of AAC, and certain of AAC’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by AAC

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). As of February 24, 2007, assets of AAC subject to lien under the Senior Credit Facility were approximately $327.0 million. All of AAC’s obligations under the Senior Credit Facility are fully and unconditionally guaranteed by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries.
     On August 17, 2006, some of the terms of the Senior Credit Facility were amended, “Amended Senior Credit Facility,” which added Parent Holdings to the agreement and gave the Company more latitude in some of the restrictions on restricted junior payments, reimbursement of income taxes and corporate operating expenses.
     The term loan of the Amended Senior Credit Facility is due in March 2011. Quarterly payments of $243 are made through 2011. The term loan of the Amended Senior Credit Facility has an interest rate based on the prime rate, plus points based on a calculated leverage ratio. The weighted average interest rate on the term loan of the Amended Senior Credit Facility was approximately 7.7% at February 24, 2007.
     During the six months ended February 24, 2007, the Company paid down $11.9 million of the term loan of the Amended Senior Credit Facility, of which approximately $0.5 million was mandatory quarterly payments.
     The revolving credit facility matures in March 2010. Availability under the revolving credit facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement governing the Amended Senior Credit Facility. Availability under the revolving credit facility as of February 24, 2007 was approximately $37.7 million including $2.3 million in letters of credit outstanding.
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
     AAC was in compliance with the Amended Senior Credit Facility’s covenants as of February 24, 2007.
     Parent Holdings’ weighted average interest rate on debt outstanding as of February 24, 2007 and August 26, 2006 was 10.7% and 10.0%, respectively.
     Intermediate Holdings’ weighted average interest rate on debt outstanding as of February 24, 2007 and August 26, 2006 was 8.7% and 8.7%, respectively.
     AAC’s weighted average interest rate on debt outstanding as of February 24, 2007 and August 26, 2006 was 8.1% and 8.1%, respectively.
6. Commitments and Contingencies
Pending Litigation
     On July 17, 2006, in the 128th Judicial District Court of Orange County, Texas a Seventh Amended Petition (naming over 100 defendants) was filed by the estate of John Estrada and Nancy Estrada adding Taylor Publishing Company back into a long outstanding multi-party toxic tort suit. Taylor was originally brought into this lawsuit in September of 2004 when Mr. Estrada, a former Taylor-San Angelo employee and his wife, filed their Fifth Amended Petition seeking damages for personal injuries allegedly caused by Mr. Estrada’s exposure to benzene in the workplace. On June 21, 2005, the Estrada’s dismissed their case

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
against Taylor, without prejudice, without any payment or other compensation by Taylor. Mr. Estrada is now deceased. This Seventh Amended Petition now seeks damages for his alleged wrongful death and seeks to avoid the Workers’ Compensation bar to employer liability by pleading gross negligence on the part of Taylor. Taylor filed a timely answer to the lawsuit. A settlement with prejudice has been reached and the settlement documents are currently being prepared for execution. The settlement amount is less than $50 and contains a confidentiality and non disclosure provision.
     The Company is not a party to any other pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on the Company’s results of operations, financial condition or cash flow.
Gold Consignment Agreement
Under the Company’s gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facilities and other approved locations, as specified by the agreement. The Company had expensed $6 consignment fees for the three months ended February 24, 2007 and $82 for the three months ended February 25, 2006. The Company had expensed $6 consignment fees for the six months ended February 24, 2007 and $160 for the six months ended February 25, 2006. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to price variation on such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of February 24, 2007, the Company held 3,482 ounces of consigned gold valued at $2.4 million, while at August 26, 2006, the Company held no gold on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 days written notice.
7. Income Taxes
AAC has recorded a tax benefit at an effective rate of 40% and 39% for the three and six months ended February 24, 2007, respectively, which represents the estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2007. Intermediate Holdings has recorded a tax benefit at an effective rate of 42% and 41% for the three and six months ended February 24, 2007, respectively, which represents the estimated federal and state income tax rate, after taking into consideration the non-deductibility of a portion of its interest on high-yield debt, that will apply to pre-tax earnings for fiscal 2007. Parent Holdings has recorded a tax benefit at an effective rate of 34% and 36% for the three and six months ended February 24, 2007, respectively, which represents the estimated federal and state income tax rate that would apply to the three and six months ended February 24, 2007 pre-tax loss. Since the estimated non-deductible interest on its high yield debt is significant in relation to the projected book pre-tax loss for fiscal 2007, there is a high degree of variability on the potential annual effective tax rate.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
8. Postretirement Pension and Medical Benefits
     Commemorative Brands, Inc. (“CBI”), a wholly-owned subsidiary of AAC, provides certain healthcare and life insurance benefits for former employees of the L.G. Balfour Company, Inc. (“CBI Plan”). Certain hourly employees of Taylor are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI Plan and TPC Plan are based primarily on the employees’ years of service and compensation near retirement. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.
     The net periodic postretirement benefit cost (income), include the following components:

	For the three months ended		For the three months ended
	February 24, 2007		February 25, 2006
		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to Service during the period	$20	$—	$25	$—
Interest cost	225	27	211	39
Expected return on assets	(247)	—	(223)	—
Amortization of unrecognized net loss (gain)	—	(88)	—	(78)
Amortization of unrecognized net prior service costs	—	(37)	—	(39)

Net periodic postretirement benefit cost (income)	$(2)	$(98)	$13	$(78)

	For the six months ended		For the six months ended
	February 24, 2007		February 25, 2006
		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to Service during the period	$40	$—	$49	$—
Interest cost	450	54	422	77
Expected return on assets	(494)	—	(446)	—
Amortization of unrecognized net loss (gain)	—	(176)	—	(155)
Amortization of unrecognized net prior service costs	—	(74)	—	(77)

Net periodic postretirement benefit cost (income)	$(4)	$(196)	$25	$(155)

9. Related-Party Transactions
     On March 25, 2004, AAC entered into a new management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3,000 or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid under the new management agreement totaled $896 and $1,832 by the Company for the three and six months ended February 24, 2007, respectively, and $750 and $1,500 for the three and six months ended February 25, 2006.
     As of February 24, 2007, the Company had prepaid management fees of approximately $361 and accrued expenses of approximately $111, while as of August 26, 2006, the Company had prepaid management fees of approximately $250, and accrued expenses of approximately $90.

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

	Parent Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended February 24, 2007
Net sales	$31,002	$2,644	$15,278	$580	$8,173	$57,677
Segment operating income (loss)	4,836	(3,989)	3,344	(1,153)	1,241	$4,279
Segment assets	212,290	173,965	69,266	33,416	35,126	$524,063

	Parent Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended February 25, 2006
Net sales	$33,681	$2,684	$15,598	$860	$6,373	$59,196
Segment operating income (loss)	6,043	(2,553)	2,468	(876)	983	$6,065
Segment assets	216,762	175,601	70,025	38,448	35,663	$536,499

	Parent Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Six Months Ended February 24, 2007
Net sales	$64,369	$13,205	$18,037	$1,290	$13,534	$110,435
Segment operating income (loss)	8,723	(7,870)	1,039	(2,027)	718	$583
Segment assets	212,290	173,965	69,266	33,416	35,126	$524,063

	Parent Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Six Months Ended February 25, 2006
Net sales	$66,059	$15,532	$18,841	$7,516	$9,621	$117,569
Segment operating income (loss)	10,706	(6,130)	992	156	177	$5,901
Segment assets	216,762	175,601	70,025	38,448	35,663	$536,499

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	Intermediate Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended February 24, 2007
Net sales	$31,002	$2,644	$15,278	$580	$8,173	$57,677
Segment operating income (loss)	4,836	(3,989)	3,344	(1,153)	1,241	$4,279
Segment assets	208,901	170,885	68,168	32,864	34,557	$515,375

	Intermediate Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended February 25, 2006
Net sales	$33,681	$2,684	$15,598	$860	$6,373	$59,196
Segment operating income (loss)	6,043	(2,553)	2,468	(876)	983	$6,065
Segment assets	216,762	175,601	70,025	38,448	35,663	$536,499

	Intermediate Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Six Months Ended February 24, 2007
Net sales	$64,369	$13,205	$18,037	$1,290	$13,534	$110,435
Segment operating income (loss)	8,723	(7,870)	1,039	(2,027)	718	$583
Segment assets	208,901	170,885	68,168	32,864	34,557	$515,375

	Intermediate Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Six Months Ended February 25, 2006
Net sales	$66,059	$15,532	$18,841	$7,516	$9,621	$117,569
Segment operating income (loss)	10,706	(6,130)	992	156	177	$5,901
Segment assets	216,762	175,601	70,025	38,448	35,663	$536,499

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	AAC
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended February 24, 2007
Net sales	$31,002	$2,644	$15,278	$580	$8,173	$57,677
Segment operating income (loss)	4,836	(3,989)	3,344	(1,153)	1,241	$4,279
Segment assets	207,723	169,815	67,786	32,672	34,359	$512,355

	AAC
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended February 25, 2006
Net sales	$33,681	$2,684	$15,598	$860	$6,373	$59,196
Segment operating income (loss)	6,043	(2,553)	2,468	(876)	983	$6,065
Segment assets	212,591	171,811	68,675	37,769	34,962	$525,808

	AAC
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Six Months Ended February 24, 2007
Net sales	$64,369	$13,205	$18,037	$1,290	$13,534	$110,435
Segment operating income (loss)	8,723	(7,870)	1,039	(2,027)	718	$583
Segment assets	207,723	169,815	67,786	32,672	34,359	$512,355

	AAC
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Six Months Ended February 25, 2006
Net sales	$66,059	$15,532	$18,841	$7,516	$9,621	$117,569
Segment operating income (loss)	10,706	(6,130)	992	156	177	$5,901
Segment assets	212,591	171,811	68,675	37,769	34,962	$525,808

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
11. Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning with its fiscal year 2008. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The accounting provisions of FAS 159 are effective for the Company beginning with its fiscal year 2008. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.
12. Subsequent Event
     In April 2007, CBI announced that it acquired Powers Embroidery Inc. (“Powers”). Powers is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise, located in Waco, Texas. The purchase price paid in connection with this acquisition is approximately $7.5 million, of which $6.0 million was paid at closing and the remainder to be paid upon achieving certain financial goals through August 2010.

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
General
We are one of the leading manufacturers and marketers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry in the United States. We serve the high school, college and, to a lesser extent, elementary and junior high school markets. We market and sell yearbooks in all of the markets we serve. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. Our achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. It consists of various titles including the Who’s Who brand and The National Dean’s List. Our other segment consists primarily of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products, professional sports championship rings such as World Series rings and commercial printing.
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
     Numerous raw materials are used in the manufacture of our products. Gold, steel, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase all of our gold from a single supplier, The Bank of Nova Scotia, through our existing gold consignment agreement. We may consign a portion of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious stones from a single supplier in Germany. The prices for these products are denominated in Euros. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case. Gold prices were unstable and the U.S. dollar declined compared to the Euro during the first two quarters of our fiscal year 2007.
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
     On November 16, 2004, Intermediate Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012 (the “10.25% Notes”), generating net proceeds of $89.3 million. Intermediate Holdings is the sole obligor of these notes. The net proceeds of this offering were distributed to stockholders through the repurchase of shares of Intermediate Holdings’ common stock from its stockholders.
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
     On June 12, 2006, Parent Holdings issued $150.0 million principal amount of 12.75% senior PIK notes due October 1, 2012. The net proceeds of the 12.75% senior PIK notes were approximately $140.5 million and were distributed to the stockholders of Parent Holdings as a dividend. The 12.75% senior PIK notes are the unsecured senior obligation of Parent Holdings and are not guaranteed by Intermediate Holdings or any of its subsidiaries. Interest accrued on these notes at 12.75% per annum through February 23, 2007. As of February 24, 2007, the rate at which interest accrues increased to 14.75% per annum.

Results of Operations
Three Months Ended February 24, 2007 Compared to Three Months Ended February 25, 2006
The following tables set forth selected information for Parent Holdings, Intermediate Holdings, and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales (dollars in thousands):

	Parent Holdings
	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net
	February 24, 2007	Sales	February 25, 2006	Sales
Net sales	$57,677	100.0%	$59,196	100.0%
Cost of sales	21,706	37.6%	21,731	36.7%

Gross profit	35,971	62.4%	37,465	63.3%
Selling, general and administrative expenses	31,692	55.0%	31,400	53.0%

Operating income	4,279	7.4%	6,065	10.3%
Interest expense	14,350	24.9%	8,481	14.3%

Loss before income taxes	(10,071)	(17.5)%	(2,416)	(4.0)%
Benefit for income taxes	(3,451)	(6.0)%	(1,069)	(1.8)%

Net loss	$(6,620)	(11.5)%	$(1,347)	(2.2)%

	Intermediate Holdings
	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net
	February 24, 2007	Sales	February 25, 2006	Sales
Net sales	$57,677	100.0%	$59,196	100.0%
Cost of sales	21,706	37.6%	21,731	36.7%

Gross profit	35,971	62.4%	37,465	63.3%
Selling, general and administrative expenses	31,692	55.0%	31,400	53.0%

Operating income	4,279	7.4%	6,065	10.3%
Interest expense	8,298	14.4%	8,481	14.3%

Loss before income taxes	(4,019)	(7.0)%	(2,416)	(4.0)%
Benefit for income taxes	(1,676)	(2.9)%	(1,069)	(1.8)%

Net loss	$(2,343)	(4.1)%	$(1,347)	(2.2)%

	AAC
	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net
	February 24, 2007	Sales	February 25, 2006	Sales
Net sales	$57,677	100.0%	$59,196	100.0%
Cost of sales	21,706	37.6%	21,731	36.7%

Gross profit	35,971	62.4%	37,465	63.3%
Selling, general and administrative expenses	31,692	55.0%	31,400	53.0%

Operating income	4,279	7.4%	6,065	10.3%
Interest expense	5,409	9.4%	5,752	9.8%

Income (loss) before income taxes	(1,130)	(2.0)%	313	0.5%
Provision (benefit) for income taxes	(447)	(0.8)%	122	0.2%

Net income (loss)	$(683)	(1.2)%	$191	0.3%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $1.5 million, or 2.6%, to $57.7 million for the three months ended February 24, 2007 from $59.2 million for the three months ended February 25, 2006.
The following details the changes in net sales during such periods by business segment.
Class Rings. Net sales decreased $2.7 million to $31.0 million for the three months ended February 24, 2007 from $33.7 million for the three months ended February 25, 2006. The decrease in net sales was the result of decreases of $1.8 million in high school ring sales and $0.9 million in college class ring sales. The decline in high school ring sales is partially due to the delivery of on-campus ring shipments. Deferred revenue was $3.1 million as of February 24, 2007 compared to $2.0 million as of February 25, 2006. The remaining decline in class rings is due to a decline in class rings sold at retail stores. The decline in college rings is a result of shipment timing.
Yearbooks. Net sales decreased $0.1 million to $2.6 million for the three months ended February 24, 2007 from $2.7 million for the three months ended February 25, 2006.
Graduation Products. Net sales decreased $0.3 million to $15.3 million for the three months ended February 24, 2007 from $15.6 million for the three months ended February 25, 2006. The decrease in net sales was the result of timing of shipments that will occur in the third and fourth quarters of fiscal year 2007.
Achievement Publications. Net sales decreased $0.3 million to $0.6 million for the three months ended February 24, 2007 from $0.9 million for the three months ended February 25, 2006. The decrease in net sales was the result of a decline in collateral product sales.
Other. Net sales increased $1.8 million to $8.2 million for the three months ended February 24, 2007 from $6.4 million for the three months ended February 25, 2006. The increase in net sales was mainly related to an increase in affinity jewelry sales at retail stores and through e-commerce channels.
Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 62.4% for the three months ended February 24, 2007, a 0.9 percentage point decrease from 63.3% for the three months ended February 25, 2006. Overall, gross profit decreased $1.4 million. The decline in gross profit mainly consisted of a decline directly related to the revenue shortfall during the quarter. In addition, the decline was related to product mix changes in class rings and personalized fashion jewelry, partially offset by an increase related to product mix change in graduation products.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.3 million, or 0.9%, to $31.7 million for the three months ended February 24, 2007 from $31.4 million for the three months ended February 25, 2006. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $0.4 million to $21.3 million or 36.9% of net sales, for the three months ended February 24, 2007 from $20.9 million or 35.3% of net sales, for the three months ended February 25, 2006. The increase in selling and marketing expenses mainly related to the timing of our national yearbook sales conference. General and administrative expenses decreased $0.1 million to $10.4 million or 18.0% of net sales, for the three months ended February 24, 2007 from $10.5 million or 17.7% of net sales, for the three months ended February 25, 2006.
Operating Income (Loss). As a result of the foregoing, operating income was $4.3 million, or 7.4% of net sales, for the three months ended February 24, 2007 as compared with operating income of $6.1 million, or 10.3% of net sales, for the three months ended February 25, 2006. The class rings segment reported operating income of $4.8 million for the three months ended February 24, 2007 as compared with operating income of $6.0 million for the three months ended February 25, 2006. The yearbooks segment reported operating loss of $4.0 million for the three months ended February 24, 2007 as compared with operating loss of $2.6 million for the three months ended February 25, 2006. The graduation products segment reported operating income of $3.4 million for the three months ended February 24, 2007 as compared with operating income of $2.5 million for the three months ended February 25, 2006. The achievement publications segment reported an operating loss of $1.2 million for the three months ended February 24, 2007 as compared with an operating loss of $0.9 million for the three months ended February 25, 2006. The other segment reported operating income of $1.2 million for the three months ended February 24, 2007 as compared with operating income of $1.0 million for the three months ended February 25, 2006.
Interest Expense, Net. For Parent Holdings, net interest expense was $14.4 million for the three months ended February 24, 2007 and $8.5 million for the three months ended February 25, 2006. The average debt outstanding of Parent Holdings for the three months ended February 24, 2007 and the three months ended February 25, 2006 was $535 million and $388 million, respectively. The weighted average interest rate on debt outstanding of Parent Holdings for the three months ended February 24, 2007 and the three months ended February 25, 2006 was 9.9% and 8.5%, respectively.
     For Intermediate Holdings, net interest expense was $8.3 million for the three months ended February 24, 2007 and $8.5 million for the three months ended February 25, 2006. The average debt outstanding of Intermediate Holdings for the three months ended February 24, 2007 and the three months ended February 25, 2006 was $366 million and $388 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the three months ended February 24, 2007 and the three months ended February 25, 2006 was 8.5% and 8.5%, respectively.
     For AAC, net interest expense was $5.4 million for the three months ended February 24, 2007 and $5.8 million for the three months ended February 25, 2006. The average debt outstanding of AAC for the three months ended February 24, 2007 and the three months ended February 25, 2006 was $255 million and $287 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended February 24, 2007 and the three months ended February 25, 2006 was 7.8% and 7.9%, respectively.
Provision (benefit) for Income Taxes. For the three months ended February 24, 2007, Parent Holdings recorded an income tax benefit of $3.5 million and $1.1 million, respectively, which represents an effective tax rate of 34% and 44% for each period. The effective rate differs from normal statutory rates due to the non-deductibility of a portion of its interest on high-yield debt. Additional high-yield debt was added in June 2006 at Parent Holdings, which has caused the effective tax rate in fiscal 2007 to be different than fiscal 2006.
     For the three months ended February 24, 2007 and February 25, 2006, Intermediate Holdings recorded an income tax benefit of $1.7 million and $1.1 million, respectively, which represents an effective tax rate of 42% and 44% for each period. Intermediate Holdings’ effective rates for the three months ended February 24, 2007 and February 25, 2006 represent an estimate of the annual federal and state income tax rate after considering the non-deductibility of a portion of its interest on high-yield debt.
     For the three months ended February 24, 2007 and February 25, 2006, AAC recorded an income tax benefit and provision of $0.4 million and $0.1 million, respectively, which represents an effective tax rate of 40% and 39% for each period. AAC’s effective rates for the three months ended February 24, 2007 and February 25, 2006 represent an estimate of the annual federal and state income tax rate.
Net Income (Loss). As a result of the foregoing, Parent Holdings reported a net loss of $6.6 million for the three months ended February 24, 2007 as compared to a net loss of $1.3 million for the three months ended February 25, 2006.
     As a result of the foregoing, Intermediate Holdings reported a net loss of $2.3 million for the three months ended February 24, 2007 as compared to a net loss of $1.3 million for the three months ended February 25, 2006.
     As a result of the foregoing, AAC reported a net loss of $0.7 million for the three months ended February 24, 2007 as compared to a net income of $0.2 million for the three months ended February 25, 2006.

Six Months Ended February 24, 2007 Compared to Six Months Ended February 25, 2006
The following tables set forth selected information for Parent Holdings, Intermediate Holdings, and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales (dollars in thousands):

	Parent Holdings
	For the Six	% of	For the Six	% of
	Months Ended	Net	Months Ended	Net
	February 24, 2007	Sales	February 25, 2006	Sales
Net sales	$110,435	100.0%	$117,569	100.0%
Cost of sales	49,240	44.6%	46,770	39.8%

Gross profit	61,195	55.4%	70,799	60.2%
Selling, general and administrative expenses	60,612	54.9%	64,898	55.2%

Operating income	583	0.5%	5,901	5.0%
Interest expense	28,971	26.2%	17,032	14.5%

Loss before income taxes	(28,388)	(25.7)%	(11,131)	(9.5)%
Benefit for income taxes	(10,110)	(9.1)%	(4,811)	(4.1)%

Net loss	$(18,278)	(16.6)%	$(6,320)	(5.4)%

	Intermediate Holdings
	For the Six	% of	For the Six	% of
	Months Ended	Net	Months Ended	Net
	February 24, 2007	Sales	February 25, 2006	Sales
Net sales	$110,435	100.0%	$117,569	100.0%
Cost of sales	49,240	44.6%	46,770	39.8%

Gross profit	61,195	55.4%	70,779	60.2%
Selling, general and administrative expenses	60,612	54.9%	64,898	55.2%

Operating income	583	0.5%	5,901	5.0%
Interest expense	17,012	15.4%	17,032	14.5%

Loss before income taxes	(16,429)	(14.9)%	(11,131)	(9.5)%
Benefit for income taxes	(6,774)	(6.2)%	(4,811)	(4.1)%

Net loss	$(9,655)	(8.7)%	$(6,320)	(5.4)%

	AAC
	For the Six	% of	For the Six	% of
	Months Ended	Net	Months Ended	Net
	February 24, 2007	Sales	February 25, 2006	Sales
Net sales	$110,435	100.0%	$117,569	100.0%
Cost of sales	49,240	44.6%	46,770	39.8%

Gross profit	61,195	55.4%	70,799	60.2%
Selling, general and administrative expenses	60,612	54.9%	64,898	55.2%

Operating income	583	0.5%	5,901	5.0%
Interest expense	11,327	10.2%	11,758	10.0%

Loss before income taxes	(10,744)	(9.7)%	(5,857)	(5.0)%
Benefit for income taxes	(4,235)	(3.8)%	(2,323)	(2.0)%

Net loss	$(6,509)	(5.9)%	$(3,534)	(3.0)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $7.2 million, or 6.1%, to $110.4 million for the six months ended February 24, 2007 from $117.6 million for the six months ended February 25, 2006.
The following details the changes in net sales during such periods by business segment.
Class Rings. Net sales decreased $1.7 million to $64.4 million for the six months ended February 24, 2007 from $66.1 million for the six months ended February 25, 2006. The decrease in net sales was the result of a decrease of $2.4 million in high school ring shipments, partially offset by an increase of $0.7 million in college class ring shipments. The decline in high school ring sales is partially due to the timing of the delivery of on campus ring shipments. Deferred revenue was $3.1 million as of February 24, 2007 compared to $2.0 million as of February 25, 2006. The remaining decline in high school ring units is due to a decline in class rings sold in retail stores. The increase in college class ring sales is mainly attributable to the increase in average price of college class rings.
Yearbooks. Net sales decreased $2.3 million to $13.2 million for the six months ended February 24, 2007 from $15.5 million for the six months ended February 25, 2006. The decrease in net sales was the result of timing in shipments of yearbooks and a decrease in the average price per contract due to product mix.
Graduation Products. Net sales decreased $0.8 million to $18.0 million for the six months ended February 24, 2007 from $18.8 million for the six months ended February 25, 2006. The decrease in net sales was the result of timing of shipments that will occur in the third and fourth quarters of fiscal year 2007.
Achievement Publications. Net sales decreased $6.2 million to $1.3 million for the six months ended February 24, 2007 from $7.5 million for the six months ended February 25, 2006. The primary decrease in sales was due to not shipping a Who’s Who Among American High School Students publication in the six months ended February 24, 2007. In the six months ended February 25, 2006, the publication was shipped and accounted for $5.5 million of net sales. In fiscal year 2006, two editions of Who’s Who Among American High School Students were shipped, one in October 2005 and one in August 2006, while in fiscal year 2007, this publication will only ship in August 2007. Thus, total fiscal year 2007 net sales for achievement publications will be lower than total fiscal year 2006 net sales.
Other. Net sales increased $3.9 million to $13.5 million for the six months ended February 24, 2007 from $9.6 million for the six months ended February 25, 2006. The increase in net sales was mainly related to an increase in affinity jewelry sales at retail stores and through e-commerce channels.
Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 55.4% for the six months ended February 24, 2007, a 4.8 percentage point decrease from 60.2% for the six months ended February 25, 2006. Overall, gross profit decreased $9.6 million, of which $5.2 million related to the decline in achievement publications segment. The majority of the remaining $4.4 million decline was made up of a $1.8 million decline as a result of the revenue shortfall, a decline of $1.6 million related to the timing of shipments and the product mix of yearbook shipments, a $1.4 million decline due to class ring product mix changes and increased gold and labor costs and $0.7 million of additional depreciation expenses. These declines were partially offset by the increase in affinity jewelry sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.3 million, or 6.6%, to $60.6 million for the six months ended February 24, 2007 from $64.9 million for the six months ended February 25, 2006. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $2.4 million to $40.0 million or 36.2% of net sales, for the six months ended February 24, 2007 from $42.4 million or 36.0% of net sales, for the six months ended February 25, 2006. The decrease in selling and marketing expenses was primarily the result of not publishing the Who’s Who Among American High School Students publication in the six months ended February 24, 2007. General and administrative expenses for the six months ended February 24, 2007 were $20.6 million, or 18.7% of net sales, as compared to $22.5 million, or 19.2% of net sales, for the six months ended February 25, 2006. The decrease in general and administrative expenses was primarily the result of non-recurring professional services incurred in the six months ended February 25, 2006.
Operating Income (Loss). As a result of the foregoing, operating income was $0.6 million, or 0.5% of net sales, for the six months ended February 24, 2007 as compared with operating income of $5.9 million, or 5.0% of net sales, for the six months ended February 25, 2006. The class rings segment reported operating income of $8.7 million for the six months ended February 24, 2007 as compared with operating income of $10.7 million for the six months ended February 25, 2006. The yearbooks segment reported an operating loss of $7.9 million for the six months ended February 24, 2007 as compared with an operating loss of $6.1 million for the six months ended February 25, 2006. The graduation products segment reported operating income of $1.0 million for the six months ended February 24, 2007 as compared with operating income of $1.0 million for the six months ended February 25, 2006. The achievement publications segment reported an operating loss of $2.0 million for the six months ended February 24, 2007 as compared with operating income of $0.2 million for the six months ended February 25, 2006. The other segment reported a operating income of $0.7 million for the six months ended February 24, 2007 as compared with operating income of $0.2 million for the six months ended February 25, 2006.
Interest Expense, Net. For Parent Holdings, net interest expense was $29.0 million for the six months ended February 24, 2007 and $17.0 million for the six months ended February 25, 2006. The average debt outstanding of Parent Holdings for the six months ended February 24, 2007 and the six months ended February 25, 2006 was $540 million and $394 million, respectively. The weighted average interest rate on debt outstanding of Parent Holdings for the six months ended February 24, 2007 and the six months ended February 25, 2006 was 9.9% and 8.5%, respectively.
     For Intermediate Holdings, net interest expense was $17.0 million for the six months ended February 24, 2007 and $17.0 million for the six months ended February 25, 2006. The average debt outstanding of Intermediate Holdings for the six months ended February 24, 2007 and the six months ended February 25, 2006 was $374 million and $394 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the six months ended February 24, 2007 and the six months ended February 25, 2006 was 8.6% and 8.5%, respectively.
     For AAC, net interest expense was $11.3 million for the six months ended February 24, 2007 and $11.8 million for the six months ended February 25, 2006. The average debt outstanding of AAC for the six months ended February 24, 2007 and the six months ended February 25, 2006 was $264 million and $295 million, respectively. The weighted average interest rate on debt outstanding of AAC for the six months ended February 24, 2007 and the six months ended February 25, 2006 was 7.9% and 7.9%, respectively.
Income Taxes. For the six months ended February 24, 2007 and February 25, 2006, Parent Holdings recorded an income tax benefit of $10.1 million and $4.8 million, respectively, which represents an effective tax rate of 36% and 43% for each period. The effective rate differs from normal statutory rates due to the non-deductibility of a portion of its interest on high-yield debt. Additional high-yield debt was added in June 2006 at Parent Holdings, which has caused the effective tax rate in fiscal 2007 to be different than fiscal 2006.
     For the six months ended February 24, 2007 and February 25, 2006, Intermediate Holdings recorded an income tax benefit of $6.8 million and $4.8 million, respectively, which represents an effective tax rate of 41% and 43% for each period. Intermediate Holdings’ effective rates for the six months ended February 24, 2007 and February 25, 2006 represent an estimate of the annual federal and state income tax rate after considering the non-deductibility of a portion of its interest on high-yield debt.
     For the six months ended February 24, 2007 and February 25, 2006, AAC recorded an income tax benefit of $4.2 million and $2.3 million, respectively, which represents an effective tax rate of 39% and 40% for each period. AAC’s effective rates for the six months ended February 24, 2007 and February 25, 2006 represent an estimate of the annual federal and state income tax rate.
Net Loss. As a result of the foregoing, Parent Holdings reported a net loss of $18.3 million for the six months ended February 24, 2007 as compared to a net loss of $6.3 million for the six months ended February 25, 2006.
     As a result of the foregoing, Intermediate Holdings reported a net loss of $9.7 million for the six months ended February 24, 2007 as compared to a net loss of $6.3 million for the six months ended February 25, 2006.
     As a result of the foregoing, AAC reported a net loss of $6.5 million for the six months ended February 24, 2007 as compared to net loss of $3.5 million for the six months ended February 25, 2006.

Liquidity and Capital Resources
Operating Activities
     Operating activities provided $35.9 million of cash for the six months ended February 24, 2007 compared to cash provided of $32.0 million for the six month ended February 25, 2006. The $3.9 million increase in cash provided by operating activities was mainly attributable to lower working capital requirements, partially offset by lower operating results.
Investing Activities
     Capital expenditures for the six months ended February 24, 2007 were $5.7 million compared to capital expenditures of $5.4 million for the six months ended February 25, 2006. Our projected capital expenditures for the entire fiscal year 2007 are expected to be approximately $14.0 million.
Financing Activities
     For Parent Holdings, net cash used in financing activities was $22.3 million for the six months ended February 24, 2007 compared to cash used of $6.3 million for the six months February 25, 2006. During the six months ended February 24, 2007, the Company paid down $9.3 million of the revolver and $11.9 million of its term loan.
     For Intermediate Holdings, financing activities used cash of $22.2 million for the six months ended February 24, 2007 compared to cash used of $6.3 million for the six months ended February 25, 2006. During the six months ended February 24, 2007, the Company paid down $9.3 million of the revolver and $11.9 million of its term loan.
     For AAC, financing activities used cash of $22.2 million for the six months ended February 24, 2007 compared to cash used of $13.5 million for the six months ended February 25, 2006. . During the six months ended February 24, 2007, the Company paid down $9.3 million of the revolver and $11.9 million of its term loan.
     Capital Resources. In connection with the Merger, AAC entered into its existing $195.0 million senior secured credit facility and issued $150.0 million of the 8.25% senior subordinated notes. Certain provisions of these financing arrangements are described below.
     The senior secured credit facility, as amended, provides a $155.0 million term loan, maturing in 2011, and up to $40.0 million in available revolving loan borrowings, maturing in 2010. As of February 24, 2007, $0 was outstanding on the revolving loan and we had commitments for $2.3 million on letters of credit outstanding. The senior secured credit facility, as amended, imposes certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior secured credit facility, as amended, contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on its ability to make capital expenditures. The senior secured credit facility, as amended, is secured by substantially all of the assets of AAC, is guaranteed by and secured by the assets of some of its existing and future domestic subsidiaries, if any, and by a pledge of all of the capital stock of some of its existing and future domestic subsidiaries, if any. The senior secured credit facility, as amended, is also guaranteed by AAC Holding Corp.
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
     In June 2006, Parent Holdings issued $150.0 million 12.75% senior PIK notes. Interest accrued on these notes at 12.75% per annum through February 23, 2007. As of February 24, 2007, the rate at which interest accrues increased to 14.75% per annum. The first interest payment on the notes occurred on October 1, 2006. Through April 1, 2011, interest on the notes will be payable in the form of additional notes semi-annually in arrears on April 1 and October 1. On October 1, 2011, and thereafter, interest will be payable in cash semi-annually in arrears on April 1 and October 1. The notes mature on October 1, 2012. At maturity, we are required to repay the notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest and special interest, if any, to the maturity date. The notes are Parent Holdings’ unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness. The notes are effectively subordinated to Parent Holdings’ future secured indebtedness to the extent of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Parent Holdings’ subsidiaries, including Intermediate Holdings and AAC.
     We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.
     We have a significant amount of indebtedness. On February 24, 2007, Parent Holdings had total indebtedness of $530.5 million (of which $164.1 million was 12.75% senior PIK notes, $112.3 million was 10.25% senior discount notes, $150.0 million was 8.25% senior subordinated notes, $94.6 million was indebtedness under the existing senior secured credit facility, $7.5 million was of our mandatory redeemable series A preferred stock and the balance of which consisted of AAC’s capital lease obligations and bank overdraft).
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
Off Balance-Sheet Obligations
     Gold Consignment Agreement. On March 25, 2004, we signed the First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold with The Bank of Nova Scotia. Under this agreement, we have an ability to have on consignment gold with aggregate value less than or equal to the lowest of: (i) the dollar value of 27,000 troy ounces of gold, (ii) $14.2 million and (iii) a borrowing base, calculated based on a percentage of the value of gold held at our facilities and other approved locations, as specified by the agreement. Under the terms of this arrangement, we do not own the consigned gold nor do we have risk of loss related to price variance on such inventory until we pay The Bank of Nova Scotia for quantities purchased. Accordingly, we do not reflect the value of consigned gold in our inventory, nor do we reflect the corresponding liability for financial statement purposes. As of February 24, 2007, we held 3,482 ounces of consigned gold with a value of $2.4 million.
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

Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning with our fiscal year 2008. We are currently evaluating the impact this standard will have on our financial position and results of operations.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The accounting provisions of FAS 159 are effective for us beginning with our fiscal year 2008. We are currently evaluating the impact this standard will have on our financial position and results of operations.

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
     Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. Each ten percent change in the Euro exchange rate would result in a $0.5 million change in cost of goods sold, assuming stone purchase levels approximate the levels of fiscal 2006. In order to hedge market risk, we have from time-to-time purchased forward foreign currency exchange contracts. During the three and six months ended February 24, 2007 and fiscal 2006, we did not purchase any forward foreign currency contracts and did not have any such contracts outstanding.
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
     Additionally, our President and Chief Executive Officer and Chief Financial Officer determined, as of the date of this report that during the second quarter of fiscal 2007 there was no change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.
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
     On July 17, 2006, in the 128th Judicial District Court of Orange County, Texas a Seventh Amended Petition (naming over 100 defendants) was filed by the estate of John Estrada and Nancy Estrada adding Taylor Publishing Company back into a long outstanding multi-party toxic tort suit. Taylor was originally brought into this lawsuit in September of 2004 when Mr. Estrada, a former Taylor-San Angelo employee and his wife, filed their Fifth Amended Petition seeking damages for personal injuries allegedly caused by Mr. Estrada’s exposure to benzene in the workplace. On June 21, 2005, the Estrada’s dismissed their case against Taylor, without prejudice, without any payment or other compensation by Taylor. Mr. Estrada is now deceased. This Seventh Amended Petition now seeks damages for his alleged wrongful death and seeks to avoid the Workers’ Compensation bar to employer liability by pleading gross negligence on the part of Taylor. Taylor filed a timely answer to the lawsuit. A settlement with prejudice has been reached and the settlement documents are currently being prepared for execution. The settlement amount is less than $50,000 and contains a confidentiality and non disclosure provision.
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
Date: April 10, 2007

AMERICAN ACHIEVEMENT GROUP HOLDING CORP. AAC GROUP HOLDING CORP. AMERICAN ACHIEVEMENT CORPORATION
By:	/s/ DONALD J. PERCENTI
Donald J. Percenti
CHIEF EXECUTIVE OFFICER (principal executive officer)

By:	/s/ SHERICE P. BENCH
Sherice P. Bench
CHIEF FINANCIAL OFFICER (principal financial officer)