Form 10-Q
period 2008-05-31
AMERICAN ACHIEVEMENT CORP; American Achievement Group Holding Corp.; AAC Group Holding Corp.
filed 2008-07-15
CIK 1168468, 1373768, 1311835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2008

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares outstanding of American Achievement Group Holding Corp. as of June 30, 2008: 505,460 shares of common stock.

Number of shares outstanding of AAC Group Holding Corp. as of June 30, 2008: 100 shares of common stock.
Number of shares outstanding of American Achievement Corporation as of June 30, 2008: 100 shares of common stock.

This Form 10-Q is a combined quarterly report being filed separately by three registrants: American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation. Unless the context indicates otherwise, any reference in this report to “Parent Holdings” refers to American Achievement Group Holding Corp., “Intermediate Holdings” refers to AAC Group Holding Corp., and “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Intermediate Holdings. The “Company”, “we”, “us”, and “our” refer to American Achievement Group Holding Corp. and AAC Group Holding Corp. together with American Achievement Corporation.

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements and Notes
Unaudited Condensed Consolidated Balance Sheets — As of May 31, 2008 and August 25, 2007	3
Unaudited Condensed Consolidated Statements of Operations — For the Three and Nine Months Ended May 31, 2008 and May 26, 2007	6
Unaudited Condensed Consolidated Statement of Cash Flows – For the Nine Months Ended May 31, 2008 and May 26, 2007	9
Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 6. Exhibits	33
SIGNATURES	34
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

Index

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(unaudited)

	Parent Holdings
	May 31, 2008	August 25, 2007
	(in thousands)
ASSETS
Cash and cash equivalents	$13,891	$1,454
Accounts receivable, net of allowance for doubtful accounts of $2,611 and $1,875, respectively	75,306	43,039
Inventories	20,803	31,158
Deferred tax assets	3,731	3,731
Prepaid expenses and other current assets, net	14,455	18,317
Total current assets	128,186	97,699

Property, plant and equipment, net	70,668	70,653
Goodwill	171,073	173,277
Other intangible assets, net	99,786	107,855
Other assets, net	20,056	26,582

Total assets	$489,769	$476,066

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Book overdraft	$1,663	$5,082
Accounts payable	8,990	10,590
Customer deposits	25,410	11,771
Accrued expenses	35,154	20,361
Deferred revenue	496	4,460
Accrued interest	2,391	5,550
Current portion of long-term debt	841	900
Total current liabilities	74,945	58,714

Long-term debt, net of current portion	548,206	537,680
Mandatory redeemable preferred stock	7,500	7,500
Deferred tax liabilities	4,481	9,736
Other long-term liabilities	8,703	6,619
Total liabilities	643,835	620,249

Commitments and contingencies

Stockholders’ deficit:
Common stock	5	5
Additional paid-in capital	(123,880)	(124,045)
Accumulated deficit	(33,122)	(23,297)
Accumulated other comprehensive income	2,931	3,154
Total stockholders’ deficit	(154,066)	(144,183)

Total liabilities and stockholders’ deficit	$489,769	$476,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AAC GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(unaudited)

	Intermediate Holdings
	May 31, 2008	August 25, 2007
	(in thousands)
ASSETS
Cash and cash equivalents	$13,596	$1,168
Accounts receivable, net of allowance for doubtful accounts of $2,611 and $1,875, respectively	75,306	43,039
Inventories	20,803	31,158
Deferred tax assets	3,731	3,731
Prepaid expenses and other current assets, net	14,455	18,317
Total current assets	127,891	97,413

Property, plant and equipment, net	70,668	70,653
Goodwill	171,073	173,277
Other intangible assets, net	99,786	107,855
Other assets, net	13,541	18,931

Total assets	$482,959	$468,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Book overdraft	$1,663	$5,082
Accounts payable	8,990	10,590
Customer deposits	25,410	11,771
Accrued expenses	33,503	20,299
Deferred revenue	496	4,460
Accrued interest	2,391	5,550
Current portion of long-term debt	841	900
Total current liabilities	73,294	58,652

Long-term debt, net of current portion	352,064	361,836
Deferred tax liabilities	24,617	19,731
Other long-term liabilities	2,935	3,034
Total liabilities	452,910	443,253

Commitments and contingencies

Stockholders’ equity:
Common stock	-	-
Additional paid-in capital	24,309	24,144
Accumulated earnings (deficit)	2,809	(2,422)
Accumulated other comprehensive income	2,931	3,154
Total stockholders’ equity	30,049	24,876

Total liabilities and stockholders’ equity	$482,959	$468,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	AAC
	May 31, 2008	August 25, 2007
	(in thousands)
ASSETS
Cash and cash equivalents	$13,032	$620
Accounts receivable, net of allowance for doubtful accounts of $2,611 and $1,875, respectively	75,306	43,039
Inventories	20,803	31,158
Deferred tax assets	3,731	3,731
Prepaid expenses and other current assets, net	14,455	18,317
Total current assets	127,327	96,865

Property, plant and equipment, net	70,668	70,653
Goodwill	171,073	173,277
Other intangible assets, net	99,786	107,855
Other assets, net	11,613	16,669

Total assets	$480,467	$465,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Book overdraft	$1,663	$5,082
Accounts payable	8,990	10,590
Customer deposits	25,410	11,771
Accrued expenses	33,488	20,284
Deferred revenue	496	4,460
Accrued interest	2,391	5,550
Current portion of long-term debt	841	900
Total current liabilities	73,279	58,637

Long-term debt, net of current portion	224,841	243,982
Deferred tax liabilities	37,883	30,639
Other long-term liabilities	2,907	3,006
Total liabilities	338,910	336,264

Commitments and contingencies

Stockholders’ equity:
Common stock	-	-
Additional paid-in capital	109,211	109,046
Accumulated earnings	29,415	16,855
Accumulated other comprehensive income	2,931	3,154
Total stockholders’ equity	141,557	129,055

Total liabilities and stockholders’ equity	$480,467	$465,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(unaudited)

	Parent Holdings
	For the three months ended		For the nine months ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
	(in thousands)
Net sales	$157,142	$143,822	$269,710	$252,967
Cost of sales	62,432	56,994	114,614	105,645
Gross profit	94,710	86,828	155,096	147,322
Selling, general and administrative expenses	51,683	46,117	112,773	104,331
Operating income	43,027	40,711	42,323	42,991
Interest expense, net	16,972	15,611	48,598	44,585
Income (loss) before income taxes	26,055	25,100	(6,275)	(1,594)
Provision (benefit) for income taxes	7,377	9,448	(835)	-
Income (loss) from continuing operations	18,678	15,652	(5,440)	(1,594)
Discontinued Operations:
Loss from discontinued segment	(72)	(797)	(7,200)	(2,491)
Benefit for income taxes	(28)	(312)	(2,815)	(974)
Loss from discontinued operations	(44)	(485)	(4,385)	(1,517)
Net income (loss)	$18,634	$15,167	$(9,825)	$(3,111)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(unaudited)

	Intermediate Holdings
	For the three months ended		For the nine months ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
	(in thousands)
Net sales	$157,142	$143,822	$269,710	$252,967
Cost of sales	62,432	56,994	114,614	105,645
Gross profit	94,710	86,828	155,096	147,322
Selling, general and administrative expenses	50,094	46,117	111,184	104,331
Operating income	44,616	40,711	43,912	42,991
Interest expense, net	8,469	8,558	24,990	25,573
Income before income taxes	36,147	32,153	18,922	17,418
Provision for income taxes	16,846	13,363	9,306	7,251
Income from continuing operations	19,301	18,790	9,616	10,167
Discontinued Operations:
Loss from discontinued segment	(72)	(797)	(7,200)	(2,491)
Benefit for income taxes	(28)	(312)	(2,815)	(974)
Loss from discontinued operations	(44)	(485)	(4,385)	(1,517)
Net income	$19,257	$18,305	$5,231	$8,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	AAC
	For the three months ended		For the nine months ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
	(in thousands)
Net sales	$157,142	$143,822	$269,710	$252,967
Cost of sales	62,432	56,994	114,614	105,645
Gross profit	94,710	86,828	155,096	147,322
Selling, general and administrative expenses	50,094	46,117	111,184	104,331
Operating income	44,616	40,711	43,912	42,991
Interest expense, net	5,022	5,622	15,303	16,952
Income before income taxes	39,594	35,089	28,609	26,039
Provision for income taxes	16,012	13,846	11,664	10,273
Income from continuing operations	23,582	21,243	16,945	15,766
Discontinued Operations:
Loss from discontinued segment	(72)	(797)	(7,200)	(2,491)
Benefit for income taxes	(28)	(312)	(2,815)	(974)
Loss from discontinued operations	(44)	(485)	(4,385)	(1,517)
Net Income	$23,538	$20,758	$12,560	$14,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Parent Holdings
	For the nine months ended
	May 31, 2008	May 26, 2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(9,825)	$(3,111)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-offs related to discontinued segment	5,542	-
Gains on sales of property, plant and equipment	(12)	-
Depreciation and amortization	18,393	18,311
Deferred income taxes	(5,108)	(2,406)
Amortization of deferred financing fees	2,617	2,620
Accretion of interest on 10.25% senior discount notes	9,369	8,304
Accretion of Senior PIK notes	20,298	15,927
Allowance for doubtful accounts	736	851
Changes in assets and liabilities:
Accounts receivable	(33,003)	(33,446)
Inventories	10,539	7,780
Prepaid expenses and other current assets, net	2,750	(6,717)
Other assets, net	2,198	852
Customer deposits	13,639	22,694
Deferred revenue	(3,964)	(1,937)
Accounts payable, accrued expenses, and other long-term liabilities	11,863	10,529
Net cash provided by operating activities	46,032	40,251

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,037)	(7,928)
Proceeds from sales of property, plant, and equipment	61	-
Business acquisitions, net of cash acquired	-	(5,954)
Net cash used in investing activities	(10,976)	(13,882)

Cash flows from financing activities:
Payments on revolving credit facility	(21,905)	(25,150)
Proceeds from revolving credit facility	14,100	15,850
Payments on term loan	(11,395)	(12,190)
Deferred financing fees	-	(179)
Change in book overdraft	(3,419)	(889)
Net cash used in financing activities	(22,619)	(22,558)

Net increase in cash and cash equivalents	12,437	3,811
Cash and cash equivalents, beginning of period	1,454	3,404

Cash and cash equivalents, end of period	$13,891	$7,215

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,475	$18,992
Cash paid for income taxes	914	501

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Intermediate Holdings
	For the nine months ended
	May 31, 2008	May 26, 2007
	(in thousands)
Cash flows from operating activities:
Net income	$5,231	$8,650
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-offs related to discontinued segment	5,542	-
Gains on sales of property, plant and equipment	(12)	-
Depreciation and amortization	18,393	18,311
Deferred income taxes	5,033	4,845
Amortization of deferred financing fees	1,481	1,483
Accretion of interest on 10.25% senior discount notes	9,369	8,304
Allowance for doubtful accounts	736	851
Changes in assets and liabilities:
Accounts receivable	(33,003)	(33,446)
Inventories	10,539	7,780
Prepaid expenses and other current assets, net	2,750	(6,717)
Other assets, net	2,198	852
Customer deposits	13,639	22,694
Deferred revenue	(3,964)	(1,937)
Accounts payable, accrued expenses, and other long-term liabilities	8,091	8,635
Net cash provided by operating activities	46,023	40,305

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,037)	(7,928)
Proceeds from sales of property, plant and equipment	61	-
Business acquisitions, net of cash acquired	-	(5,954)
Net cash used in investing activities	(10,976)	(13,882)

Cash flows from financing activities:
Payments on revolving credit facility	(21,905)	(25,150)
Proceeds from revolving credit facility	14,100	15,850
Payments on term loan	(11,395)	(12,190)
Deferred financing fees	-	(16)
Change in book overdraft	(3,419)	(889)
Net cash used in financing activities	(22,619)	(22,395)

Net increase in cash and cash equivalents	12,428	4,028
Cash and cash equivalents, beginning of period	1,168	2,904

Cash and cash equivalents, end of period	$13,596	$6,932

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,475	$18,992
Cash paid for income taxes	914	501

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	AAC
	For the nine months ended
	May 31, 2008	May 26, 2007
	(in thousands)
Cash flows from operating activities:
Net income	$12,560	$14,249
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-offs related to discontinued segment	5,542	-
Gains on sales of property, plant and equipment	(12)	-
Depreciation and amortization	18,393	18,311
Deferred income taxes	7,391	7,867
Amortization of deferred financing fees	1,147	1,148
Allowance for doubtful accounts	736	851
Changes in assets and liabilities:
Accounts receivable	(33,003)	(33,446)
Inventories	10,539	7,780
Prepaid expenses and other current assets, net	2,750	(6,717)
Other assets, net	2,198	852
Customer deposits	13,639	22,694
Deferred revenue	(3,964)	(1,937)
Accounts payable, accrued expenses, and other long-term liabilities	8,091	8,635
Net cash provided by operating activities	46,007	40,287

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,037)	(7,928)
Proceeds from sales of property, plant and equipment	61	-
Business acquisitions, net of cash acquired	-	(5,954)
Net cash used in investing activities	(10,976)	(13,882)

Cash flows from financing activities:
Payments on revolving credit facility	(21,905)	(25,150)
Proceeds from revolving credit facility	14,100	15,850
Payments on term loan	(11,395)	(12,190)
Deferred financing fees	-	(16)
Change in book overdraft	(3,419)	(889)
Net cash used in financing activities	(22,619)	(22,395)

Net increase in cash and cash equivalents	12,412	4,010
Cash and cash equivalents, beginning of period	620	2,381

Cash and cash equivalents, end of period	$13,032	$6,391

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,475	$18,992
Cash paid for income taxes	914	501

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

1. Summary of Organization and Significant Accounting Policies

Registrants

The consolidated financial statements of American Achievement Group Holding Corp. (“Parent Holdings”) include the accounts of its wholly-owned subsidiary, AAC Group Holding Corp. (“Intermediate Holdings”) and its indirect wholly-owned subsidiary, American Achievement Corporation (“AAC”), all of which are separate public reporting companies. The consolidated financial statements of Intermediate Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Parent Holdings, Intermediate Holdings, and AAC are treated as entities under common control. Parent Holdings, Intermediate Holdings and AAC together with their consolidated subsidiaries are referred to as the “Company.” Unless separately stated, the notes herein relate to Parent Holdings, Intermediate Holdings and AAC.

Description of Business

The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and of recognition products, such as letter jackets, and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company markets its products and services primarily in the United States and operates in four reporting segments; class rings, yearbooks, graduation products and other. The Company’s corporate office is located in Austin, Texas and its manufacturing facilities are located in Austin, Dallas, El Paso and Waco, Texas; Louisville, Kentucky; Manhattan, Kansas; and Juarez, Mexico.

As described in Note 4, on October 26, 2007 the Company decided to shut down its achievement publications segment. This segment sold achievement publications in the specialty directory publishing industry nationwide.

Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Parent Holdings conducts all of its business through Intermediate Holdings and AAC and its subsidiaries. The consolidated financial statements of Parent Holdings include the accounts of its direct wholly-owned subsidiary, Intermediate Holdings and its indirect wholly-owned subsidiary, AAC. Parent Holdings’ consolidated financial statements are substantially identical to Intermediate Holdings’ consolidated financial statements, with the exception of costs related to the Transaction (see Note 2), the series A preferred stock, senior PIK notes, additional interest expense related to its series A preferred stock and senior PIK notes, amortization of deferred financing costs and the related income taxes.

Intermediate Holdings conducts all of its business indirectly through AAC and its subsidiaries. The consolidated financial statements of Intermediate Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Intermediate Holdings’ consolidated financial statements are substantially identical to AAC’s consolidated financial statements, with the exception of the 10.25% senior discount notes, additional interest expense related to the 10.25% senior discount notes, amortization of deferred financing costs and the related income taxes.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2008. The interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 25, 2007 included in the Company’s Report on Form 10-K (File No. 333-84294, 333-121479 and 333-137067) filed on December 7, 2007.

Index
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

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. Deferred financing costs in the amount of $16,028, $8,377, and $6,115 have been reclassified from other intangible assets, net to other assets, net as of August 25, 2007 for Parent Holdings, Intermediate Holdings, and AAC, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for the Company beginning with its fiscal year 2009. The Company has not yet evaluated the impact this standard will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  The Company adopted the recognition and disclosure provisions of SFAS 158 in fiscal year 2007.  The measurement date provisions of SFAS 158 will be effective for the Company beginning with its fiscal year 2009. The Company has not yet evaluated the impact that the measurement date provisions of this standard will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 will be effective for the Company beginning with its fiscal year 2009.  The Company has not yet evaluated the impact of SFAS 159 on its financial statements.

2. Stock Purchase Agreement

Pursuant to a Stock Purchase Agreement dated May 15, 2008 among Herff Jones Inc. (the “Buyer”), Parent Holdings and the holders of all of Parent Holdings’ equity securities (the “Equity Holders”), the Equity Holders have agreed to sell all of the equity in Parent Holdings to the Buyer (the “Transaction”).  The Transaction is subject to regulatory approvals and customary closing conditions.

In connection with the Transaction, the Company entered into arrangements with holders of a majority in principal amount of the senior PIK notes to launch a consent solicitation with respect to proposed amendments to the indenture governing the senior PIK notes.  Subsequent to May 31, 2008, the Company entered into supplemental indentures incorporating proposed amendments to the indentures governing the 10.25% senior discount notes and the 8.25% senior subordinated notes and launched a consent solicitation with respect to proposed amendments to the indenture governing the senior PIK notes (see Notes 7 and 13).

Index
AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

3. Comprehensive Loss

The following amounts were included in determining comprehensive loss for the three and nine months ended May 31, 2008 and May 26, 2007.

	For the three months ended		For the nine months ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
Parent Holdings
Net income (loss)	$18,634	$15,167	$(9,825)	$(3,111)
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax of $51 and $148 for the three and nine months ended May 31, 2008, respectively	(73)	-	(223)	-
Total comprehensive income (loss)	$18,561	$15,167	$(10,048)	$(3,111)

	For the three months ended		For the nine months ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
Intermediate Holdings
Net income	$19,257	$18,305	$5,231	$8,650
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax of $51 and $148 for the three and nine months ended May 31, 2008, respectively	(73)	-	(223)	-
Total comprehensive income	$19,184	$18,305	$5,008	$8,650

	For the three months ended		For the nine months ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
AAC
Net income	$23,538	$20,758	$12,560	$14,249
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax of $51 and $148 for the three and nine months ended May 31, 2008, respectively	(73)	-	(223)	-
Total comprehensive income	$23,465	$20,758	$12,337	$14,249

4. Discontinued Operations

On October 26, 2007, the Company announced a planned shutdown of the achievement publications segment. Operations of this segment have ceased and have been eliminated from the ongoing operations of the Company as a result of the shutdown.  All activities in connection with the shutdown have been completed, and the Company will not have any significant continuing involvement in this segment going forward.

Index
AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

The results of operations of the achievement publications business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.  Prior to the shutdown, the achievement publications business was included as the Company’s achievement publications reporting segment.  Certain shared costs that were previously allocated to the achievement publications segment were reallocated to the remaining continuing segments. Net sales and loss from discontinued operations for the three and nine months ended May 31, 2008 and May 26, 2007 are as follows:

	For the three months ended		For the nine months ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
Discontinued operations:
Net sales	$-	$341	$1,758	$1,631

Operating loss	$(72)	$(797)	$(7,200)	$(2,491)
Benefit for income taxes	(28)	(312)	(2,815)	(974)
Loss from discontinued operations	$(44)	$(485)	$(4,385)	$(1,517)

The Company recognized charges of $5.5 million during the first quarter of 2008, primarily related to the write-off of the remaining carrying value of tangible and intangible assets upon shutdown of the achievement publications segment.  These charges are included in the loss from discontinued operations in the condensed consolidated statements of operations and in write-offs related to the discontinued segment in the condensed consolidated statements of cash flows.

Also included in loss from discontinued operations for the nine months ended May 31, 2008 are $0.7 million of costs incurred for contract termination and employee termination costs related to the shutdown.  The accruals related to these costs are summarized in the following table:

	Contract Termination Costs	Employee Termination Costs	Total

Balance, August 25, 2007	$-	$-	$-
Accrued costs	491	246	737
Payments made	(190)	(98)	(288)
Balance, November 24, 2007	301	148	449

Payments made	(301)	(45)	(346)
Balance, February 23, 2008	-	103	103

Payments made	-	(48)	(48)
Balance, May 31, 2008	$-	$55	$55

5. Inventories

	May 31, 2008	August 25, 2007
Raw materials	$8,747	$19,357
Work in process	6,702	4,853
Finished goods	6,105	7,941
Less — reserves	(751)	(993)
	$20,803	$31,158

The Company’s cost of sales includes depreciation of $4.0 million and $2.7 million for the three months ended May 31, 2008 and May 26, 2007, respectively. Cost of sales includes depreciation of $7.7 million and $7.1 million for the nine months ended May 31, 2008 and May 26, 2007, respectively.

Index
AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

6. Goodwill and Other Intangible Assets

Goodwill

	May 31, 2008	August 25, 2007
Class Rings	$67,092	$67,092
Yearbooks	65,241	65,241
Graduation Products	23,781	23,781
Achievement Publications	-	2,193
Other	14,959	14,970
Total	$171,073	$173,277

Other Intangible Assets

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
At May 31, 2008
Trademarks	Indefinite	$36,826	$-	$36,826
Patents	14 to 17 years	7,317	(1,849)	5,468
Customer lists and distribution contracts	3 to 12 years	97,740	(40,248)	57,492
Total		$141,883	$(42,097)	$99,786

At August 25, 2007
Trademarks	Indefinite	$37,433	$-	$37,433
Patents	14 to 17 years	7,317	(1,516)	5,801
Customer lists and distribution contracts	3 to 12 years	102,968	(38,347)	64,621
Total		$147,718	$(39,863)	$107,855

Upon shutdown of the achievement publications segment during the first quarter of 2008, the Company wrote off trademarks of $260 and customer lists of $5,828 and associated accumulated amortization of $5,828 related to the discontinued segment.

Total amortization on other intangible assets was $3,153 and $8,407 for the three and nine months ended May 31, 2008, respectively, and was $2,693 and $8,625 for the three and nine months ended May 26, 2007, respectively, which is recorded as selling, general and administrative expenses. Estimated annual amortization expense is $11,195 for 2008, $10,249 for the years 2009 through 2011 and $9,816 for the year 2012.

Index
AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

7. Long-term Debt

	May 31, 2008	August 25, 2007
Parent Holdings
Senior PIK notes due October 1, 2012 (including $46,142 and $25,844 PIK interest, respectively)	$196,142	$175,844
10.25% Senior discount notes due October 1, 2012 (net of unamortized discount of $4,277 and $13,646, respectively)	127,223	117,854
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due 2010	-	7,805
Term loan due 2011	75,682	87,077
Total	549,047	538,580
Less current portion of long-term debt	(841)	(900)
Total long-term debt	$548,206	$537,680

	May 31, 2008	August 25, 2007
Intermediate Holdings
10.25% Senior discount notes due October 1, 2012 (net of unamortized discount of $4,277 and $13,646, respectively)	$127,223	$117,854
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due 2010	-	7,805
Term loan due 2011	75,682	87,077
Total	352,905	362,736
Less current portion of long-term debt	(841)	(900)
Total long-term debt	$352,064	$361,836

May 31, 2008	August 25, 2007
AAC
8.25% Senior subordinated notes due April 1, 2012	$150,000	$150,000
Senior secured credit facility
Revolving credit facility due 2010	-	7,805
Term loan due 2011	75,682	87,077
Total	225,682	244,882
Less current portion of long-term debt	(841)	(900)
Total long-term debt	$224,841	$243,982

Index
AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

In connection with the Transaction, Parent Holdings has entered into arrangements with holders of a majority in principal amount of the senior PIK notes to launch a consent solicitation to provide all holders with the opportunity to consent to the following amendments to the indenture governing the senior PIK notes: (i) an amendment requiring Parent Holdings, upon consummation of the Transaction, to redeem at a price of 101% the senior PIK notes held by any holder that timely consents to the proposed amendments and (ii) an amendment, effective promptly following the completion of the consent solicitation, to remove substantially all of the restrictive and reporting covenants under the indenture for the senior PIK notes.  The covenant removal would remain effective for non-consenting notes even if the Transaction has not closed.  A majority of the holders have already consented to these proposed amendments, providing sufficient consents to approve such amendments.

Subsequent to May 31, 2008, Intermediate Holdings and AAC entered into supplemental indentures incorporating proposed amendments to the indentures governing the 10.25% senior discount notes and the 8.25% senior subordinated notes, respectively, and Parent Holdings launched a consent solicitation with respect to proposed amendments to the indenture governing the senior PIK notes (see Note 13).

During the nine months ended May 31, 2008, the Company paid down $11.4 million of the term loan of the Amended Senior Credit Facility, of which approximately $0.9 were mandatory payments.

Availability under the revolving credit facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement governing the Amended Senior Credit Facility. Availability under the revolving credit facility as of May 31, 2008 was approximately $38.2 million with $1.8 million in letters of credit outstanding.

The following table presents the amount of interest income included in interest expense, net, for the three and nine months ended May 31, 2008 and May 26, 2007:

	For the three months ended		For the nine months ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
Parent Holdings	$145	$154	$499	$432
Intermediate Holdings	143	151	491	420
AAC	140	145	475	402

8. Commitments and Contingencies

Pending Litigation

The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on the Company’s results of operations, financial condition or cash flows.

Gold Consignment Agreement

Under the Company’s gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facilities and other approved locations, as specified by the agreement.  Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to price variation on such inventory until the Company pays the supplier for quantities purchased.  Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes.  As of May 31, 2008, the Company held consigned gold valued at $4.9 million, while at August 25, 2007, the Company held no gold on consignment.  The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 days written notice.

Plant Closure

During the third quarter of fiscal 2008, management revised its estimated future cash flows for the San Angelo, Texas operating lease, which is no longer in use by the Company.  The revision was based on a change in timing and amount of the estimated sublease rentals that can reasonably be obtained in the current market.  The cumulative effect of this change resulted in a reduction of expense of $222, which was recorded in cost of sales. The consolidated balance sheets as of May 31, 2008 and August 25, 2007 reflect a current liability of $578 and $593 and a long-term liability of $158 and $368, included in accrued liabilities and other long-term liabilities, respectively.

Index
AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

9. Income Taxes

As part of the process of preparing consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income.  To the extent we believe that recovery is not likely, a valuation allowance must be established.  Significant management judgment is required in determining any valuation allowance recorded against net deferred income tax assets.  Based on our estimates of taxable income in each jurisdiction in which we operate and the period over which deferred income tax assets will be recoverable, we have not recorded a valuation allowance as of May 31, 2008 or August 25, 2007.  In the event that actual results differ from these estimates or we make adjustments to these estimates in future periods, we may need to establish a valuation allowance.  All tax years after 2003 are open to examination.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for the Company beginning with its fiscal year 2008. As a result of the adoption of FIN 48 on August 26, 2007 and as of May 31, 2008, no material adjustments to the Company’s financial statements were required.

10. Postretirement Pension and Medical Benefits

Commemorative Brands, Inc. (“CBI”) provides certain healthcare and life insurance benefits for former employees of L.G. Balfour Company, Inc. (“CBI Plan”). Certain hourly employees of Taylor Publishing Company are covered under its defined benefit pension plan (“TPC Plan”). The benefits under the CBI Plan and TPC Plan are based primarily on the employees’ years of service and compensation near retirement. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.

In September 2006, the FASB issued SFAS 158, which requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  The Company adopted the recognition and disclosure provisions of SFAS 158 in fiscal year 2007.  The measurement date provisions of SFAS 158 will be effective for the Company beginning with its fiscal year 2009.

For fiscal 2007, the measurement date for the CBI Plan was August 25, 2007, and the measurement date for the TPC Plan was June 30, 2007.  The Company will use a measurement date as of the end of its fiscal year for both plans on or before fiscal 2009.

Index
AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

The net periodic postretirement benefit cost includes the following components:

	For the three months ended		For the three months ended
	May 31, 2008		May 26, 2007
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Service costs, benefits attributed to service during the period	$21	$-	$20	$-
Interest cost	229	27	225	27
Expected return on assets	(292)	-	(247)	-
Amortization of unrecognized net gain	(9)	(77)	-	(88)
Amortization of unrecognized net prior service costs	-	(38)	-	(37)
Net periodic postretirement benefit income	$(51)	$(88)	$(2)	$(98)

	For the nine months ended		For the nine months ended
	May 31, 2008		May 26, 2007
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Service costs, benefits attributed to service during the period	$65	$-	$60	$-
Interest cost	686	81	675	81
Expected return on assets	(876)	-	(741)	-
Amortization of unrecognized net gain	(27)	(232)	-	(264)
Amortization of unrecognized net prior service costs	-	(112)	-	(111)
Net periodic postretirement benefit income	$(152)	$(263)	$(6)	$(294)

Amounts recognized in other comprehensive income consist of:

	For the three months ended May 31, 2008		For the three months ended May 26, 2007
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Net gain	$(9)	$(77)	n/a	n/a
Prior service cost	-	(38)	n/a	n/a
	$(9)	$(115)

	For the nine months ended May 31, 2008		For the nine months ended May 26, 2007
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Net gain	$(27)	$(232)	n/a	n/a
Prior service cost	-	(112)	n/a	n/a
	$(27)	$(344)

The estimated net gain for the TPC Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2008 is $36.  The estimated net gain and estimated prior service credit for the CBI Plan that will be amortized from accumulated other income into net periodic postretirement benefit cost during fiscal year 2008 are $310 and $149, respectively.

11. Related-Party Transactions

On March 25, 2004, AAC entered into a management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid by the Company under the management agreement totaled $850 and $2,549 for the three and nine months ended May 31, 2008, respectively and $916 and $2,748 for the three and nine months ended May 26, 2007, respectively.

As of May 31, 2008 and August 25, 2007, the Company had prepaid management fees of approximately $204 and $250, respectively.

Index
AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

12. Business Segments

The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and of recognition products, such as letter jackets, and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company markets its products and services primarily in the United States and operates in four reporting segments: class rings, yearbooks, graduation products and other.

The Company’s operating segments, on campus class rings and retail class rings, have been aggregated into one reporting segment, class rings, in accordance with paragraph 26.a. of SFAS 131. The other segment consists primarily of jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

As discussed in Note 4, the achievement publications business was shut down during the first quarter of fiscal year 2008.  This business historically was included as an additional reporting segment.  As all of the results of operations of the achievement publications business are included in discontinued operations, they are not presented in the tables below.  Assets of the achievement publications segment were $83 and $7,610 as of May 31, 2008 and August 25, 2007, respectively. Certain shared assets and costs that were previously allocated to the achievement publications segment were reallocated to the remaining continuing segments.

During the third quarter of fiscal year 2008, Parent Holdings incurred certain costs related to the Transaction, which are not allocated to the operating segments.  Total unallocated costs included in Parent Holdings operating income but not included in total segment operating income were $1,589 for the three and nine months ended May 31, 2008.

	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Three Months Ended May 31, 2008
Net sales	$40,339	$80,675	$25,645	$10,483	$157,142
Segment operating income	4,812	33,874	5,961	(31)	$44,616

Three Months Ended May 26, 2007
Net sales	$40,409	$68,202	$25,029	$10,182	$143,822
Segment operating income	7,266	25,206	6,826	1,413	$40,711

Nine Months Ended May 31, 2008
Net sales	$105,855	$92,630	$44,587	$26,638	$269,710
Segment operating income	11,351	25,081	8,014	(534)	$43,912

Nine Months Ended May 26, 2007
Net sales	$104,778	$81,407	$43,066	$23,716	$252,967
Segment operating income	15,759	17,336	7,809	2,087	$42,991

Index

	Parent Holdings
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
As of May 31, 2008
Segment assets	$192,398	$192,409	$63,971	$40,908	$489,686

As of August 25, 2007
Segment assets	$203,637	$168,292	$57,796	$38,731	$468,456

	Intermediate Holdings
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
As of May 31, 2008
Segment assets	$189,434	$189,966	$63,133	$40,343	$482,876

As of August 25, 2007
Segment assets	$200,330	$165,287	$56,726	$38,176	$460,519

	AAC
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
As of May 31, 2008
Segment assets	$188,350	$189,072	$62,826	$40,136	$480,384

As of August 25, 2007
Segment assets	$199,160	$164,223	$56,347	$37,979	$457,709

13. Subsequent Events

On July 9, 2008, after receiving requisite consents, Intermediate Holdings and AAC each entered into a supplemental indenture incorporating proposed amendments to the indentures governing the 10.25% senior discount notes and the 8.25% senior subordinated notes, respectively.

In the case of each supplemental indenture, the applicable amendments consist of (1) a requirement that upon consummation of the Transaction the applicable company shall redeem all of its outstanding notes which have delivered a valid consent to the applicable amendments at a redemption price in cash equal to 102.8125% and 102.3125% of the aggregate principal amount of the 10.25% senior discount notes and the 8.25% senior subordinated notes, respectively, plus accrued and unpaid interest, and (2) the removal of substantially all of the restrictive and reporting covenants under the applicable indenture, as well as certain events of default and related provisions, including without limitation, the covenant that would otherwise require the applicable company to make an offer to purchase the applicable notes upon consummation of the Transaction as currently provided in the applicable indenture. The amendments will only be effective upon the consummation of the Transaction.  All holders of the notes who delivered consents to these amendments on or prior to July 15, 2008 are eligible to receive a consent fee equal to $5 for each $1,000 principal amount of notes held.

On July 11, 2008, Parent Holdings launched a consent solicitation with respect to proposed amendments to the indenture governing the senior PIK notes.  In connection with the Transaction, Parent Holdings entered into arrangements with a majority of the holders of the senior PIK notes, pursuant to which the majority holders have agreed to consent to the proposed amendments (see Note 7).

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our condensed consolidated financial condition and results of operations should be read in conjunction with the information contained in our condensed consolidated financial statements and accompanying notes included elsewhere in this report. The condensed consolidated financial statements and the notes thereto have been prepared in accordance with U.S. Generally Accepted Accounting Principals. The following discussion includes forward looking statements that involve certain risks and uncertainties. See “Disclosure Regarding Forward Looking Statements.”

General

We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, and recognition products and affinity jewelry in the United States. We market and sell yearbooks to the college, high school, junior high school and elementary markets. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. We also sell jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

As fully described under the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, on October 26, 2007, the Company decided to shut down the operations of its achievement publications segment, which produced, marketed and sold publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers.  All shutdown activities were complete as of May 31, 2008.

Our ability to meet our debt service and other obligations depends in significant part on how successful we are in maintaining our core businesses and further implementing our business strategy. Our business plan envisions several long-term growth initiatives, including the development of new products. The components of our strategy are subject to significant business, economic and competitive uncertainties and contingencies.

Numerous raw materials are used in the manufacture of our products. Gold and other metals, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase a majority of our gold from a single supplier, through our existing gold consignment agreement. We may consign a portion of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious and synthetic stones from a single supplier in Germany. The prices for these stone purchases are denominated in Euros. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case.

  We face competition for most of our principal products. While the class ring, graduation products and yearbook markets were once highly concentrated and consisted primarily of a few national manufacturers (of which we were one) advances in technology and the emergence of international manufacturing have significantly lowered the costs of entry. Major domestic mass merchant and jewelry chain retailers now effectively compete in the class ring business and the traditional yearbook and graduation products businesses now face considerable competition from regional and local printers and internet-based purveyors of yearbook and alternative web-based virtual products. Competition from alternative sales channels is robust in virtually all market categories.

We experience seasonal fluctuations in our net sales tied primarily to the school year. We recorded 46% of our fiscal year 2007 net sales in our third quarter. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are seasonal. The recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day. We have experienced operating losses during our first and fourth fiscal quarters, which includes the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

We also have exposure to market risk relating to changes in interest rates on our variable rate debt. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements.

Historically, growth in the class rings, yearbooks and graduation products market has been driven primarily by demographics. The U.S. Department of Education projects that the number of high school and college graduates will increase by an average of 6% and 22% nationally, respectively, over the time period from 2003 to 2016. Additionally, the U.S. Census Bureau projects that the total U.S. population will increase by 6% over the time period from 2007 to 2015. Both the increased population, and the increased number of high school and college graduates should expand the market for our products.

Index

Company Background

Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L.G. Balfour Company, Inc., were combined through various asset purchase agreements in December 1996. AAC (formerly known as CBI Holding Corp) was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing Company (“Taylor”), whose primary business is designing and printing student yearbooks. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.  In April 2007, Commemorative Brands, Inc. (“CBI”), a wholly-owned subsidiary of AAC, acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers Embroidery, Inc. (“Powers”), which companies were immediately merged into and became an operating division of CBI. Powers is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise and is located in Waco, Texas.

Basis of Presentation

We present financial information relating to Parent Holdings, Intermediate Holdings and AAC and its subsidiaries in this discussion and analysis.  Parent Holdings owns 100% of the shares of common stock of Intermediate Holdings.  Intermediate Holdings owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of AAC.

Other than costs related to the Transaction (defined below), the series A preferred stock, debt obligations, related deferred debt issuance costs, associated accrued liabilities and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Parent Holdings and Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Intermediate Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is the stock of AAC. AAC, Intermediate Holdings and Parent Holdings are treated as entities under common control.

The Company uses a 52/53-week fiscal year ending on the last Saturday of August.

Significant Developments

Stock Purchase Agreement.  Pursuant to a Stock Purchase Agreement dated May 15, 2008 among Herff Jones Inc. (the “Buyer”), Parent Holdings and the holders of all of Parent Holdings’ equity securities (the “Equity Holders”), the Equity Holders have agreed to sell all of the equity in Parent Holdings to the Buyer (the “Transaction”).  The Transaction is subject to regulatory approvals and customary closing conditions.

In connection with the Transaction, Parent Holdings has entered into arrangements with a holders of a majority in principal amount of the senior PIK notes to launch a consent solicitation to provide all holders with the opportunity to consent to the following amendments to the indenture governing the senior PIK notes: (i) an amendment requiring Parent Holdings, upon consummation of the Transaction, to redeem at a price of 101% the senior PIK notes held by any holder that timely consents to the proposed amendments and (ii) an amendment, effective promptly following the completion of the consent solicitation, to remove substantially all of the restrictive and reporting covenants under the indenture for the senior PIK notes.  The covenant removal would remain effective for non-consenting notes even if the Transaction has not closed.  A majority of the holders have already consented to these proposed amendments, providing sufficient consents to approve such amendments.  On July 11, 2008, Parent Holdings launched the consent solicitation with respect to these proposed amendments to the indenture governing the senior PIK notes.

On July 9, 2008, after receiving requisite consents, Intermediate Holdings and AAC each entered into a supplemental indenture incorporating proposed amendments to the indentures governing the 10.25% senior discount notes and the 8.25% senior subordinated notes, respectively.

In the case of each supplemental indenture, the applicable amendments consist of (1) a requirement that upon consummation of the Transaction the applicable company shall redeem all of its outstanding notes which have delivered a valid consent to the applicable amendments at a redemption price in cash equal to 102.8125% and 102.3125% of the aggregate principal amount of the 10.25% senior discount notes and the 8.25% senior subordinated notes, respectively, plus accrued and unpaid interest, and (2) the removal of substantially all of the restrictive and reporting covenants under the applicable indenture, as well as certain events of default and related provisions, including without limitation, the covenant that would otherwise require the applicable company to make an offer to purchase the applicable notes upon consummation of the Transaction as currently provided in the applicable indenture. The amendments will only be effective upon the consummation of the Transaction. All holders of the notes who delivered consents to these amendments on or prior to July 15, 2008 are eligible to receive a consent fee equal to $5 for each $1,000 principal amount of notes held.

Discontinued Operations.  In the first quarter of fiscal 2008, we recorded charges of approximately $5.5 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment and incurred approximately $0.7 million related to contract termination and employee severance costs as a consequence of the decision in October 2007 to shutdown the achievement publications business. These charges are included in loss from discontinued operations for the nine months ended May 31, 2008 in the accompanying condensed consolidated statements of operations.

The results of operations of the achievement publications business are reported as discontinued operations in the condensed consolidated income statements for all periods presented.

Index

Results of Operations

Three Months Ended May 31, 2008 Compared to Three Months Ended May 26, 2007

The following tables set forth selected information for Parent Holdings, Intermediate Holdings, and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	Parent Holdings
	For the Three	% of	For the Three	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	May 31, 2008	Sales	May 26, 2007	Sales
Net sales	$157,142	100.0%	$143,822	100.0%
Cost of sales	62,432	39.7%	56,994	39.6%
Gross profit	94,710	60.3%	86,828	60.4%
Selling, general and administrative expenses	51,683	32.9%	46,117	32.1%
Operating income	43,027	27.4%	40,711	28.3%
Interest expense, net	16,972	10.8%	15,611	10.8%
Income before income taxes	26,055	16.6%	25,100	17.5%
Provision for income taxes	7,377	4.7%	9,448	6.6%
Income from continuing operations	18,678	11.9%	15,652	10.9%
Discontinued operations:
Loss from discontinued segment	(72)	-%	(797)	(0.6)%
Benefit for income taxes	(28)	-%	(312)	(0.2)%
Loss from discontinued operations	(44)	-%	(485)	(0.4)%
Net income	$18,634	11.9%	$15,167	10.5%

	Intermediate Holdings
	For the Three	% of	For the Three	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	May 31, 2008	Sales	May 26, 2007	Sales
Net sales	$157,142	100.0%	$143,822	100.0%
Cost of sales	62,432	39.7%	56,994	39.6%
Gross profit	94,710	60.3%	86,828	60.4%
Selling, general and administrative expenses	50,094	31.9%	46,117	32.1%
Operating income	44,616	28.4%	40,711	28.3%
Interest expense, net	8,469	5.4%	8,558	5.9%
Income before income taxes	36,147	23.0%	32,153	22.4%
Provision for income taxes	16,846	10.7%	13,363	9.3%
Income from continuing operations	19,301	12.3%	18,790	13.1%
Discontinued operations:
Loss from discontinued segment	(72)	-%	(797)	(0.6)%
Benefit for income taxes	(28)	-%	(312)	(0.2)%
Loss from discontinued operations	(44)	-%	(485)	(0.4)%
Net income	$19,257	12.3%	$18,305	12.7%

Index

	AAC
	For the Three	% of	For the Three	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	May 31, 2008	Sales	May 26, 2007	Sales
Net sales	$157,142	100.0%	$143,822	100.0%
Cost of sales	62,432	39.7%	56,994	39.6%
Gross profit	94,710	60.3%	86,828	60.4%
Selling, general and administrative expenses	50,094	31.9%	46,117	32.1%
Operating income	44,616	28.4%	40,711	28.3%
Interest expense, net	5,022	3.2%	5,622	3.9%
Income before income taxes	39,594	25.2%	35,089	24.4%
Provision for income taxes	16,012	10.2%	13,846	9.6%
Income from continuing operations	23,582	15.0%	21,243	14.8%
Discontinued operations:
Loss from discontinued segment	(72)	-%	(797)	(0.6)%
Benefit for income taxes	(28)	-%	(312)	(0.2)%
Loss from discontinued operations	(44)	-%	(485)	(0.4)%
Net income	$23,538	15.0%	$20,758	14.4%

The company uses a 52/53 week fiscal year. Fiscal year 2008 will consist of 53 weeks, whereas fiscal year 2007 consisted of 52 weeks. The additional week is included in the third quarter of fiscal year 2008; therefore the three month period ended May 31, 2008 consisted of fourteen weeks as compared to the three month period ended May 26, 2007, which consisted of thirteen weeks. As a result, the current reporting period reflects an extra week of net sales, expenses and operating income as compared to the same period of last year.

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $13.3 million, or 9.2%, to $157.1 million for the three months ended May 31, 2008 from $143.8 million for the three months ended May 26, 2007. The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales decreased $0.1 million to $40.3 million for the three months ended May 31, 2008 from $40.4 million for the three months ended May 26, 2007. Net sales was impacted by the continued decline in retail class ring sales due to softness in the retail market partially offset by higher on-campus average sales price.

Yearbooks. Net sales increased $12.5 million to $80.7 million for the three months ended May 31, 2008 from $68.2 million for the three months ended May 26, 2007. The increase in net sales was primarily the result of higher shipments in the third quarter of 2008 compared to 2007 resulting from timing of yearbook shipments between the third and fourth quarters of 2008.

Graduation Products. Net sales increased $0.6 million to $25.6 million for the three months ended May 31, 2008 from $25.0 million for the three months ended May 26, 2007.  The increase is primarily due to an increase in high school graduation products and diplomas, partially offset by a decrease due to higher shipments in the third quarter of 2007 resulting from timing between the second and third quarters of 2007.

Other. Net sales increased $0.3 million to $10.5 million for the three months ended May 31, 2008 from $10.2 million for the three months ended May 26, 2007. The increase in net sales was primarily related to the acquisition of Powers in April 2007, an increase in the sale of commercial and fine books and an increase in military affinity rings, partially offset by a decrease in sales of other recognition and affinity rings and licensing revenue.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 60.3% for the three months ended May 31, 2008, a 0.1 percentage point decrease from 60.4% for the three months ended May 26, 2007. Overall, gross profit increased $7.9 million. The increase in gross profit was a result of an increase in yearbook sales, higher sales of commercial and fine books, and the Powers acquisition, partially offset by lower sales in retail class rings and recognition and affinity rings, the unfavorable exchange impact on Euro denominated stone purchases and an increase in labor and other manufacturing costs in the jewelry plant mainly related to productivity projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for Intermediate Holdings and AAC increased $4.0 million, or 8.7%, to $50.1 million for the three months ended May 31, 2008 from $46.1 million for the three months ended May 26, 2007. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

Selling and marketing expenses increased $1.9 million to $38.0 million or 24.2% of net sales for the three months ended May 31, 2008 from $36.1 million or 25.1% of net sales for the three months ended May 26, 2007, mainly due to the increased commissions directly related to the sales increase of yearbooks, graduation products, and military affinity jewelry.

Index

General and administrative expenses for the three months ended May 31, 2008 were $12.1 million, or 7.7% of net sales as compared to $10.0 million, or 7.0% of net sales for the three months ended May 26, 2007. The increase in general and administrative expenses of $2.1 million was primarily the result of the acquisition of Powers in April 2007, increases of employee headcount, increases in other administrative expenses and increases in consulting and other professional fees.

For Parent Holdings, selling, general and administrative expenses for the three months ended May 31, 2008 also include $1.6 million of costs incurred in connection with the Transaction.

Operating Income. As a result of the foregoing, operating income for Intermediate Holdings and AAC was $44.6 million ($43.0 million for Parent Holdings as a result of costs related to the Transaction), or 28.4% of net sales for the three months ended May 31, 2008 as compared with operating income of $40.7 million, or 28.3% of net sales, for the three months ended May 26, 2007. The class rings segment reported operating income of $4.8 million for the three months ended May 31, 2008 as compared with operating income of $7.3 million for the three months ended May 26, 2007. The yearbooks segment reported operating income of $33.9 million for the three months ended May 31, 2008 as compared with operating income of $25.2 million for the three months ended May 26, 2007. The graduation products segment reported operating income of $6.0 million for the three months ended May 31, 2008 as compared with operating income of $6.8 million for the three months ended May 26, 2007. The other segment reported an operating loss of $0.1 million for the three months ended May 31, 2008 as compared with operating income of $1.4 million for the three months ended May 26, 2007.

Interest Expense, Net. For Parent Holdings, net interest expense was $17.0 million for the three months ended May 31, 2008 and $15.6 million for the three months ended May 26, 2007. The average debt outstanding of Parent Holdings for the three months ended May 31, 2008 and the three months ended May 26, 2007 was $549 million and $533 million, respectively. The weighted average interest rate on debt outstanding of Parent Holdings for the three months ended May 31, 2008 and the three months ended May 26, 2007 was 10.7% and 10.9%, respectively.

For Intermediate Holdings, net interest expense was $8.5 million for the three months ended May 31, 2008 and $8.6 million for the three months ended May 26, 2007. The average debt outstanding of Intermediate Holdings for the three months ended May 31, 2008 and the three months ended May 26, 2007 was $349 million and $359 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the three months ended May 31, 2008 and the three months ended May 26, 2007 was 8.4% and 9.0%, respectively.

For AAC, net interest expense was $5.0 million for the three months ended May 31, 2008 and $5.6 million for the three months ended May 26, 2007. The average debt outstanding of AAC for the three months ended May 31, 2008 and the three months ended May 26, 2007 was $227 million and $245 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended May 31, 2008 and the three months ended May 26, 2007 was 7.5% and 8.5%, respectively.

Provision for Income Taxes. For the three months ended May 31, 2008 and the three months ended May 26, 2007, Parent Holdings recorded an income tax provision of $7.4 million and $9.4 million, respectively, which represents an effective tax rate of 28% and 38%, respectively.  The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt.

For the three months ended May 31, 2008 and the three months ended May 26, 2007, Intermediate Holdings recorded an income tax provision of $16.8 million and $13.4 million, respectively, which represents an effective tax rate of 47% and 42%, respectively. The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt.

For the three months ended May 31, 2008 and the three months ended May 26, 2007, AAC recorded an income tax provision of $16.0 million and $13.8 million, respectively, which represents an effective tax rate of 40% and 39%, respectively.

Loss from Discontinued Operations.  As described in “Significant Developments,” the results of operations of the achievement publications business are reported as discontinued operations.  Loss from discontinued operations before income taxes during the three months ended May 31, 2008 and May 26, 2007 was $0.1 million and $0.8 million.

Index

Nine months Ended May 31, 2008 Compared to Nine months Ended May 26, 2007

The following tables set forth selected information for Parent Holdings, Intermediate Holdings, and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	Parent Holdings
	For the Nine	% of	For the Nine	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	May 31, 2008	Sales	May 26, 2007	Sales
Net sales	$269,710	100.0%	$252,967	100.0%
Cost of sales	114,614	42.5%	105,645	41.8%
Gross profit	155,096	57.5%	147,322	58.2%
Selling, general and administrative expenses	112,773	41.8%	104,331	41.2%
Operating income	42,323	15.7%	42,991	17.0%
Interest expense, net	48,598	18.0%	44,585	17.6%
Loss before income taxes	(6,275)	(2.3)%	(1,594)	(0.6)%
Benefit for income taxes	(835)	(0.3)%	-	-%
Loss from continuing operations	(5,440)	(2.0)%	(1,594)	(0.6)%
Discontinued operations:
Loss from discontinued segment	(7,200)	(2.6)%	(2,491)	(1.0)%
Benefit for income taxes	(2,815)	(1.0)%	(974)	(0.4)%
Loss from discontinued operations	(4,385)	(1.6)%	(1,517)	(0.6)%
Net loss	$(9,825)	(3.6)%	$(3,111)	(1.2)%

	Intermediate Holdings
	For the Nine	% of	For the Nine	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	May 31, 2008	Sales	May 26, 2007	Sales
Net sales	$269,710	100.0%	$252,967	100.0%
Cost of sales	114,614	42.5%	105,645	41.8%
Gross profit	155,096	57.5%	147,322	58.2%
Selling, general and administrative expenses	111,184	41.2%	104,331	41.2%
Operating income	43,912	16.3%	42,991	17.0%
Interest expense, net	24,990	9.3%	25,573	10.1%
Income before income taxes	18,922	7.0%	17,418	6.9%
Provision for income taxes	9,306	3.5%	7,251	2.9%
Income from continuing operations	9,616	3.5%	10,167	4.0%
Discontinued operations:
Loss from discontinued segment	(7,200)	(2.6)%	(2,491)	(1.0)%
Benefit for income taxes	(2,815)	(1.0)%	(974)	(0.4)%
Loss from discontinued operations	(4,385)	(1.6)%	(1,517)	(0.6)%
Net income	$5,231	1.9%	$8,650	3.4%

	AAC
	For the Nine	% of	For the Nine	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	May 31, 2008	Sales	May 26, 2007	Sales
Net sales	$269,710	100.0%	$252,967	100.0%
Cost of sales	114,614	42.5%	105,645	41.8%
Gross profit	155,096	57.5%	147,322	58.2%
Selling, general and administrative expenses	111,184	41.2%	104,331	41.2%
Operating income	43,912	16.3%	42,991	17.0%
Interest expense, net	15,303	5.7%	16,952	6.7%
Income before income taxes	28,609	10.6%	26,039	10.3%
Provision for income taxes	11,664	4.3%	10,273	4.1%
Income from continuing operations	16,945	6.3%	15,766	6.2%
Discontinued operations:
Loss from discontinued segment	(7,200)	(2.6)%	(2,491)	(1.0)%
Benefit for income taxes	(2,815)	(1.0)%	(974)	(0.4)%
Loss from discontinued operations	(4,385)	(1.6)%	(1,517)	(0.6)%
Net income	$12,560	4.7%	$14,249	5.6%

Index

The company uses a 52/53 week fiscal year. Fiscal year 2008 will consist of 53 weeks, whereas fiscal year 2007 consisted of 52 weeks. The additional week is included in the third quarter of fiscal year 2008; therefore the nine month period ended May 31, 2008 consisted of forty weeks as compared to the nine month period ended May 26, 2007, which consisted of thirty-nine weeks. As a result, the current reporting period reflects an extra week of net sales, expenses and operating income as compared to the same period of last year.

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $16.7 million, or 6.6%, to $269.7 million for the nine months ended May 31, 2008 from $253.0 million for the nine months ended May 26, 2007. The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales increased $1.1 million to $105.9 million for the nine months ended May 31, 2008 from $104.8 million for the nine months ended May 26, 2007. The increase in net sales was primarily due to higher average sales price of on-campus class rings during the nine months ended May 31, 2008 partially offset by lower retail unit sales as compared to the nine months ended May 26, 2007 due to softness in the retail market.

Yearbooks. Net sales increased $11.2 million to $92.6 million for the nine months ended May 31, 2008 from $81.4 million for the nine months ended May 26, 2007.  The increase in net sales was primarily the result of higher shipments in the third quarter of 2008 compared to 2007 resulting from timing of yearbook shipments between the third and fourth quarters of 2008.
  Graduation Products. Net sales increased $1.5 million to $44.6 million for the nine months ended May 31, 2008 from $43.1 million for the nine months ended May 26, 2007. The increase in net sales is primarily due to an increase in high school graduation products and diplomas.

Other. Net sales increased $2.9 million to $26.6 million for the nine months ended May 31, 2008 from $23.7 million for the nine months ended May 26, 2007. The increase in net sales was primarily related to the acquisition of Powers in April 2007, an increase in the sale of commercial books and an increase in military affinity rings,

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 57.5% for the nine months ended May 31, 2008, a 0.7 percentage point decrease from 58.2% for the nine months ended May 26, 2007.  Overall, gross profit increased $7.8 million. The increase in gross profit was a result of the increase in sales of yearbooks, on-campus class rings, graduation products, the Powers acquisition, and commercial books.  The increase was partially offset by a decline in retail class rings and other recognition and affinity ring sales, as well as  unfavorable exchange impact on Euro denominated stone purchases and higher consulting expenses, labor expenses, and other manufacturing costs in the jewelry plant mainly related to productivity projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for Intermediate Holdings and AAC increased $6.9 million, or 6.6%, to $111.2 million for the nine months ended May 31, 2008 from $104.3 million for the nine months ended May 26, 2007. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

Selling and marketing expenses increased $2.9 million to $78.6 million or 29.1% of net sales for the nine months ended May 31, 2008 from $75.7 million or 29.9% of net sales for the nine months ended May 26, 2007 due to increased commission expenses directly related to net sales increases of yearbooks, graduation products, on-campus class rings and military rings, increased advertising and promotion costs in class rings and recognition and affinity jewelry, increased marketing research and development expenditures, and as a result of the acquisition of Powers in April 2007.

General and administrative expenses for the nine months ended May 31, 2008 were $32.6 million, or 12.1% of net sales as compared to $28.6 million, or 11.3% of net sales for the nine months ended May 26, 2007. The increase in general and administrative expenses was primarily the result of the acquisition of Powers in April 2007, increased employee headcount, increases in other administrative expenses and increases in consulting and other professional fees.

For Parent Holdings, selling, general and administrative expenses for the nine months ended May 31, 2008 also include $1.6 million of costs incurred in connection with the Transaction.

Operating Income. As a result of the foregoing, operating income for Intermediate Holdings and AAC was $43.9 million ($42.3 million for Parent Holdings as a result of costs related to the Transaction), or 16.3% of net sales, for the nine months ended May 31, 2008 as compared with operating income of $43.0 million, or 17.0% of net sales, for the nine months ended May 26, 2007. The class rings segment reported operating income of $11.4 million for the nine months ended May 31, 2008 as compared with operating income of $15.8 million for the nine months ended May 26, 2007. The yearbooks segment reported operating income of $25.0 million for the nine months ended May 31, 2008 as compared with operating income of $17.3 million for the nine months ended May 26, 2007. The graduation products segment reported operating income of $8.0 million for the nine months ended May 31, 2008 as compared with operating income of $7.8 million for the nine months ended May 26, 2007. The other segment reported an operating loss of $0.5 million for the nine months ended May 31, 2008 as compared with operating income of $2.1 million for the nine months ended May 26, 2007.

Interest Expense, Net. For Parent Holdings, net interest expense was $48.6 million for the nine months ended May 31, 2008 and $44.6 million for the nine months ended May 26, 2007. The average debt outstanding of Parent Holdings for the nine months ended May 31, 2008 and the nine months ended May 26, 2007 was $555 million and $539 million, respectively. The weighted average interest rate on debt outstanding of Parent Holdings for the nine months ended May 31, 2008 and the nine months ended May 26, 2007 was 10.7% and 10.6%, respectively.

Index

For Intermediate Holdings, net interest expense was $25.0 million for the nine months ended May 31, 2008 and $25.6 million for the nine months ended May 26, 2007. The average debt outstanding of Intermediate Holdings for the nine months ended May 31, 2008 and the nine months ended May 26, 2007 was $361 million and $369 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the nine months ended May 31, 2008 and the nine months ended May 26, 2007 was 8.5% and 8.7%, respectively.

For AAC, net interest expense was $15.3 million for the nine months ended May 31, 2008 and $17.0 million for the nine months ended May 26, 2007. The average debt outstanding of AAC for the nine months ended May 31, 2008 and the nine months ended May 26, 2007 was $239 million and $258 million, respectively. The weighted average interest rate on debt outstanding of AAC for the nine months ended May 31, 2008 and the nine months ended May 26, 2007 was 7.6% and 8.1%, respectively.

Provision (Benefit) for Income Taxes. For the nine months ended May 31, 2008 and the nine months ended May 26, 2007, Parent Holdings recorded an income tax benefit of $0.8 million and $0.0 million, respectively, which represents an effective tax rate of 13% and 0%, respectively.  The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt.

For the nine months ended May 31, 2008 and the nine months ended May 26, 2007, Intermediate Holdings recorded an income tax provision of $9.3 million and $7.3 million, respectively, which represents an effective tax rate of 49% and 42%, respectively. The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt.

For the nine months ended May 31, 2008 and the nine months ended May 26, 2007, AAC recorded an income tax provision of $11.7 million and $10.3 million, respectively, which represents an effective tax rate of 41% and 39%, respectively.

The effective rates for the nine months ended May 31, 2008 and the nine months ended May 26, 2007 represent an estimate of the annual federal and state income tax rate.

Loss from Discontinued Operations.  As described in “Significant Developments,” the results of operations of the achievement publications business are reported as discontinued operations.  Loss from discontinued operations before income taxes during the nine months ended May 31, 2008 was $7.2 million and includes charges of $5.5 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment and charges of approximately $0.7 million related to contract termination and employee severance costs.  Loss from discontinued operations before income taxes during the nine months ended May 26, 2007 was $2.5 million.

Liquidity and Capital Resources

Operating Activities. Operating activities provided $46.0 million of cash for the nine months ended May 31, 2008 compared to cash provided of $40.3 million for the nine months ended May 26, 2007. The $5.7 million increase in cash provided by operating activities was mainly attributable to lower working capital requirements and lower cash usage as a result of the achievement publications segment shutdown.

Investing Activities.  Capital expenditures for the nine months ended May 31, 2008 were $11.0 million compared to capital expenditures of $7.9 million for the nine months ended May 26, 2007. Our projected capital expenditures for the entire fiscal year 2008 are expected to be approximately $14.0 million.

Financing Activities.  During the nine months ended May 31, 2008, the Company paid down $11.4 million of the term loan of the Amended Senior Credit Facility, of which approximately $0.9 million were mandatory payments.  In addition, net revolver payments were $7.8 million.

During the nine months ended May 26, 2007, the Company paid down $12.2 million of the term loan of the Amended Senior Credit Facility, of which approximately $1.6 million were mandatory payments.  In addition, net revolver payments were $9.3 million.

Capital Resources. We have a significant amount of indebtedness. On May 31, 2008, Parent Holdings had total indebtedness of $556.5 million, of which $196.1 million was senior PIK notes, $127.2 million was 10.25% senior discount notes, $150.0 million was 8.25% senior subordinated notes, $75.7 million was indebtedness under the existing senior secured credit facility and $7.5 million was our mandatory redeemable series A preferred stock. We also have up to $38.2 million in available revolving loan borrowings under our senior secured credit facility. We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.

Index

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

Off Balance-Sheet Obligations

Gold Consignment Agreement. Under an agreement with a supplier, we have an ability to have on consignment gold with aggregate value less than or equal to the lowest of: (i) the dollar value of 27,000 troy ounces of gold, (ii) $14.2 million or (iii) a borrowing base, calculated based on a percentage of the gold held at our facilities and other approved locations, as specified by the agreement. Under the terms of this arrangement, we do not own the consigned gold nor do we have risk of loss related to price variance on such inventory until we pay for quantities purchased. Accordingly, we do not reflect the value of consigned gold in our inventory, nor do we reflect the corresponding liability for financial statement purposes. As of May 31, 2008, we held consigned gold valued at $4.9 million, while at August 25, 2007, we held no gold on consignment.

The agreement can be terminated by either party with 60 days prior written notice.

Letters of Credit.  As of May 31, 2008 and August 25, 2007, we had commitments for $1.8 million and $2.3 million on letters of credit outstanding, respectively.

Seasonality

The seasonal nature of our various businesses tends to be tempered by our broad product mix. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are also seasonal. The recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day.

As a result of the foregoing, we have historically experienced operating losses during our first and fourth fiscal quarters, which includes the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement on Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for us beginning with our fiscal year 2009. We have not yet evaluated the impact this standard will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  We adopted the recognition and disclosure provisions of SFAS 158 in our fiscal year 2007. The measurement date provisions of SFAS 158 will be effective for us beginning with our fiscal year 2009. We have not yet evaluated the impact that the measurement date provisions of this standard will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for us beginning with our fiscal year 2009.  We have not yet evaluated the impact of SFAS 159 on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have exposure to market risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements. Each quarter point change in interest rates on our senior secured credit facility, which bears interest at variable rates, would result in a $0.3 million change in annual interest expense, assuming the entire revolving loan was drawn.

Index

Exchange Rate Risk. We purchase the majority of our semi-precious and synthetic stones from a single supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. Each ten percent change in the Euro exchange rate would result in a $0.5 million annual change in cost of goods sold, assuming stone purchase levels approximate the levels of fiscal 2007.

Gold. We purchase a majority of our gold from a single supplier through our existing gold consignment agreement described above. We pay for consigned gold as our related products are shipped to customers. Each ten percent change in the price of gold would result in a $2.9 million annual change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2007.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter. The evaluation was conducted based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Additionally, our Chief Executive Officer and Chief Financial Officer determined, as of the end of the period covered by this report, that during our most recent fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report contains “forward looking statements.” All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward looking statements. Forward looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our company. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

You should consider the risks described in the Company’s Form 10-K filed with the Securities and Exchange Commission on December 7, 2007 as you review this quarterly report.

Index

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

We currently are not a party to any pending legal proceedings other than ordinary routine litigation incidental to our business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on our results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

You should consider the risks described in the Company’s Form 10-K filed with the Securities and Exchange Commission on December 7, 2007 as you review this quarterly report. With the exception of the additional risks described below, the risk factors included in our Form 10-K for the fiscal year ended August 25, 2007 have not materially changed.

We May Be Adversely Affected if the Transaction Is Not Completed

There is no assurance that the conditions to the completion of the Transaction will be satisfied or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the Transaction as provided for under the Stock Purchase Agreement, if at all. In the event that the Transaction is not completed, we may be subject to several risks including the following: we may not realize any or all of the potential benefits of the Transaction, including any synergies that could result from combining the resources of the Company and the Buyer; we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Transaction even if it is not consummated; management’s attention from our day to day business may be diverted; and uncertainties with regards to the Transaction may adversely affect our relationships with our employees, vendors and customers.

The Announcement of the Transaction Could Have an Adverse Effect on Our Business in the Near Term

Our business partners and customers may delay, defer or cancel purchases pending the consummation of the Transaction. The Transaction may also adversely affect our ability to attract and retain key personnel. Activities relating to the Transaction and related uncertainties could divert the attention of our management and employees from our day-to-day business, which could cause disruptions among our relationships with business partners and customers, and cause our employees to seek alternative employment, all of which could detract from our ability to generate revenue and control costs. In addition, the Stock Purchase Agreement imposes affirmative and negative restrictions on the operations of our business. Without the consent of the Buyer, we may be restricted from making certain acquisitions and taking other specified actions until the Transaction closes or is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Transaction or its termination.

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

Index

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: July 15, 2008

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DONALD J. PERCENTI
Donald J. Percenti
CHIEF EXECUTIVE OFFICER
(principal executive officer)

By:	/s/ KRIS G. RADHAKRISHNAN
Kris G. Radhakrishnan
CHIEF FINANCIAL OFFICER
(principal financial officer)