Form 10-Q
period 2008-11-29
AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.; American Achievement Group Holding Corp.
filed 2009-01-13
CIK 1168468, 1311835, 1373768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 29, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                                               Accelerated filer ☐
Non-accelerated filer ☑(do not check if smaller reporting company)                                     Smaller reporting company ☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

Number of shares outstanding of American Achievement Group Holding Corp. as of December 31, 2008: 505,460 shares of common stock.
Number of shares outstanding of AAC Group Holding Corp. as of December 31, 2008: 100 shares of common stock.
Number of shares of American Achievement Corporation outstanding as of December 31, 2008: 100 shares of common stock.

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

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 29, 2008
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
Condensed Consolidated Balance Sheets (unaudited) — As of November 29, 2008 and August 30, 2008	3
Condensed Consolidated Statements of Operations (unaudited) — For the Three Months Ended November 29, 2008 and the Three Months Ended November 24, 2007	6
Condensed Consolidated Statements of Cash Flows (unaudited) — For the Three Months Ended November 29, 2008 and the Three Months Ended November 24, 2007	9
Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 6. Exhibits	30

SIGNATURES	31
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

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(unaudited)

	Parent Holdings
	November 29, 2008	August 30, 2008
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$14,970	$9,757
Accounts receivable, net of allowances	35,156	36,920
Inventories	29,956	27,411
Deferred tax assets	24,504	11,752
Prepaid expenses and other current assets, net	21,593	17,062
Total current assets	126,179	102,902

Property, plant and equipment, net	66,825	68,477
Goodwill	171,073	171,073
Other intangible assets, net	94,888	97,000
Deferred tax assets	-	973
Other assets, net	18,223	18,692
Total assets	$477,188	$459,117

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Book overdraft	$119	$61
Accounts payable	8,734	10,900
Customer deposits	28,748	8,102
Accrued expenses	24,364	22,018
Deferred revenue	6,909	2,750
Accrued interest	5,077	5,722
Current portion of long-term debt	469	2,908
Total current liabilities	74,420	52,461

Long-term debt, net of current portion	562,068	556,135
Deferred tax liabilities	5,945	-
Mandatory redeemable preferred stock	7,500	7,500
Other long-term liabilities	9,840	9,201
Total liabilities	659,773	625,297

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock	5	5
Distributions in excess of paid-in capital	(123,880)	(123,880)
Accumulated deficit	(61,345)	(45,014)
Accumulated other comprehensive income	2,635	2,709
Total stockholders’ deficit	(182,585)	(166,180)

Total liabilities and stockholders’ deficit	$477,188	$459,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(unaudited)

	Intermediate Holdings
	November 29, 2008	August 30, 2008
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$14,959	$9,746
Accounts receivable, net of allowances	35,156	36,920
Inventories	29,956	27,411
Deferred tax assets	16,130	12,196
Prepaid expenses and other current assets, net	24,812	19,395
Total current assets	121,013	105,668

Property, plant and equipment, net	66,825	68,477
Goodwill	171,073	171,073
Other intangible assets, net	94,888	97,000
Other assets, net	12,465	12,555
Total assets	$466,264	$454,773

LIABILITIES AND STOCKHOLDER'S EQUITY
Book overdraft	$119	$61
Accounts payable	8,734	10,900
Customer deposits	28,748	8,102
Accrued expenses	17,732	16,863
Deferred revenue	6,909	2,750
Accrued interest	5,077	5,722
Current portion of long-term debt	469	2,908
Total current liabilities	67,788	47,306

Long-term debt, net of current portion	350,531	352,998
Deferred tax liabilities	21,166	21,595
Other long-term liabilities	2,564	2,703
Total liabilities	442,049	424,602

Commitments and contingencies (Note 8)

Stockholder's equity:
Common stock	-	-
Additional paid-in capital	24,309	24,309
Accumulated earnings (deficit)	(2,729)	3,153
Accumulated other comprehensive income	2,635	2,709
Total stockholder's equity	24,215	30,171

Total liabilities and stockholder's equity	$466,264	$454,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	AAC
	November 29, 2008	August 30, 2008
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$14,948	$9,735
Accounts receivable, net of allowances	35,156	36,920
Inventories	29,956	27,411
Deferred tax assets	17,539	14,920
Prepaid expenses and other current assets, net	24,256	18,839
Total current assets	121,855	107,825

Property, plant and equipment, net	66,825	68,477
Goodwill	171,073	171,073
Other intangible assets, net	94,888	97,000
Other assets, net	10,760	10,739
Total assets	$465,401	$455,114

LIABILITIES AND STOCKHOLDER'S EQUITY
Book overdraft	$119	$61
Accounts payable	8,734	10,900
Customer deposits	28,748	8,102
Accrued expenses	17,721	16,852
Deferred revenue	6,909	2,750
Accrued interest	2,831	5,722
Current portion of long-term debt	469	2,908
Total current liabilities	65,531	47,295

Long-term debt, net of current portion	219,031	222,577
Deferred tax liabilities	39,535	39,580
Other long-term liabilities	2,536	2,675
Total liabilities	326,633	312,127

Commitments and contingencies (Note 8)

Stockholder's equity:
Common stock	-	-
Additional paid-in capital	109,211	109,211
Accumulated earnings	26,922	31,067
Accumulated other comprehensive income	2,635	2,709
Total stockholder's equity	138,768	142,987

Total liabilities and stockholder's equity	$465,401	$455,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(unaudited)

	Parent Holdings
	For the three months ended
	November 29, 2008	November 24, 2007
	(Dollars in thousands)

Net sales	$49,213	$51,940
Cost of sales	25,051	25,317
Gross profit	24,162	26,623
Selling, general and administrative expenses	28,852	29,346
Operating loss	(4,690)	(2,723)
Interest expense, net	17,430	15,631
Loss from continuing operations before income taxes	(22,120)	(18,354)
Benefit for income taxes	(5,789)	(4,555)
Loss from continuing operations	(16,331)	(13,799)
Discontinued operations:
Loss from discontinued operations before income taxes	-	(7,090)
Benefit for income taxes	-	(2,772)
Loss from discontinued operations	-	(4,318)
Net loss	$(16,331)	$(18,117)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(unaudited)

	Intermediate Holdings
	For the three months ended
	November 29, 2008	November 24, 2007
	(Dollars in thousands)

Net sales	$49,213	$51,940
Cost of sales	25,051	25,317
Gross profit	24,162	26,623
Selling, general and administrative expenses	26,489	29,346
Operating loss	(2,327)	(2,723)
Interest expense, net	7,873	8,171
Loss from continuing operations before income taxes	(10,200)	(10,894)
Benefit for income taxes	(4,318)	(4,592)
Loss from continuing operations	(5,882)	(6,302)
Discontinued operations:
Loss from discontinued operations before income taxes	-	(7,090)
Benefit for income taxes	-	(2,772)
Loss from discontinued operations	-	(4,318)
Net loss	$(5,882)	$(10,620)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	AAC
	For the three months ended
	November 29, 2008	November 24, 2007
	(Dollars in thousands)

Net sales	$49,213	$51,940
Cost of sales	25,051	25,317
Gross profit	24,162	26,623
Selling, general and administrative expenses	26,489	29,346
Operating loss	(2,327)	(2,723)
Interest expense, net	4,437	5,105
Loss from continuing operations before income taxes	(6,764)	(7,828)
Benefit for income taxes	(2,619)	(3,090)
Loss from continuing operations	(4,145)	(4,738)
Discontinued operations:
Loss from discontinued operations before income taxes	-	(7,090)
Benefit for income taxes	-	(2,772)
Loss from discontinued operations	-	(4,318)
Net loss	$(4,145)	$(9,056)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Parent Holdings
	For the three months ended
	November 29, 2008	November 24, 2007
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(16,331)	$(18,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other charges	-	5,542
Depreciation and amortization	5,966	5,276
Deferred income taxes	(5,789)	(7,328)
Amortization of deferred financing fees	872	873
Accretion of interest on 10.25% senior discount notes	1,079	2,962
Accretion of Senior PIK Notes	8,400	6,388
Gain on sale of property, plant and equipment	-	(21)
Allowance for doubtful accounts	(90)	326
Changes in assets and liabilities:
Accounts receivable	1,854	1,729
Inventories	(1,940)	3,150
Prepaid expenses and other current assets, net	(4,531)	(2,652)
Other assets, net	(1,009)	1,666
Customer deposits	20,646	13,276
Deferred revenue	4,159	5,017
Accounts payable, accrued expenses, accrued interest and other long-term liabilities	(602)	(2,647)
Net cash provided by operating activities	12,684	15,440
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,544)	(3,116)
Proceeds from sales of property, plant and equipment	-	52
Net cash used in investing activities	(1,544)	(3,064)
Cash flows from financing activities:
Payments on revolving credit facility	(6,000)	(12,950)
Proceeds from credit facility revolver	6,000	14,100
Payments on term loan	(5,985)	(225)
Change in book overdraft	58	(4,524)
Net cash used in financing activities	(5,927)	(3,599)
Net increase in cash and cash equivalents	5,213	8,777
Cash and cash equivalents, beginning of period	9,757	1,454
Cash and cash equivalents, end of period	$14,970	$10,231

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,968	$8,099
Income taxes	$192	$465
Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$752	$84

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Intermediate Holdings
	For the three months ended
	November 29, 2008	November 24, 2007
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(5,882)	$(10,620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other charges	-	5,542
Depreciation and amortization	5,966	5,276
Deferred income taxes	(4,318)	(7,365)
Amortization of deferred financing fees	493	494
Accretion of interest on 10.25% senior discount notes	1,079	2,962
Gain on sale of property, plant and equipment	-	(21)
Allowance for doubtful accounts	(90)	326
Changes in assets and liabilities:
Accounts receivable	1,854	1,729
Inventories	(1,940)	3,150
Prepaid expenses and other current assets, net	(5,417)	(2,652)
Other assets, net	(1,009)	1,666
Customer deposits	20,646	13,276
Deferred revenue	4,159	5,017
Accounts payable, accrued expenses, accrued interest and other long-term liabilities	(2,857)	(3,344)
Net cash provided by operating activities	12,684	15,436
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,544)	(3,116)
Proceeds from sales of property, plant and equipment	-	52
Net cash used in investing activities	(1,544)	(3,064)
Cash flows from financing activities:
Payments on revolving credit facility	(6,000)	(12,950)
Proceeds from credit facility revolver	6,000	14,100
Payments on term loan	(5,985)	(225)
Change in book overdraft	58	(4,524)
Net cash used in financing activities	(5,927)	(3,599)
Net increase in cash and cash equivalents	5,213	8,773
Cash and cash equivalents, beginning of period	9,746	1,168
Cash and cash equivalents, end of period	$14,959	$9,941

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,968	$8,099
Income taxes	$192	$465

Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$752	$84

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	AAC
	For the three months ended
	November 29, 2008	November 24, 2007
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(4,145)	$(9,056)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other charges	-	5,542
Depreciation and amortization	5,966	5,276
Deferred income taxes	(2,619)	(5,863)
Amortization of deferred financing fees	382	383
Gain on sale of property, plant and equipment	-	(21)
Allowance for doubtful accounts	(90)	326
Changes in assets and liabilities:
Accounts receivable	1,854	1,729
Inventories	(1,940)	3,150
Prepaid expenses and other current assets, net	(5,417)	(2,652)
Other assets, net	(1,009)	1,666
Customer deposits	20,646	13,276
Deferred revenue	4,159	5,017
Accounts payable, accrued expenses, accrued interest and other long-term liabilities	(5,103)	(3,344)
Net cash provided by operating activities	12,684	15,429
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,544)	(3,116)
Proceeds from sales of property, plant and equipment	-	52
Net cash used in investing activities	(1,544)	(3,064)
Cash flows from financing activities:
Payments on revolving credit facility	(6,000)	(12,950)
Proceeds from credit facility revolver	6,000	14,100
Payments on term loan	(5,985)	(225)
Change in book overdraft	58	(4,524)
Net cash used in financing activities	(5,927)	(3,599)
Net increase in cash and cash equivalents	5,213	8,766
Cash and cash equivalents, beginning of period	9,735	620
Cash and cash equivalents, end of period	$14,948	$9,386

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,968	$8,099
Income taxes	$192	$465
Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$752	$84

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

Description of Business

     The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and of recognition products, such as letter jackets, and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company markets its products and services primarily in the United States and operates in four reporting segments; class rings, yearbooks, graduation products and other. The Company’s corporate office is located in Austin, Texas and its manufacturing facilities are located in Austin, Dallas, El Paso and Waco, Texas, Louisville, Kentucky, Manhattan, Kansas, and Juarez, Mexico.

As described in Note 4, during the first quarter of fiscal year 2008, the Company decided to shut down its achievement publications segment.  This segment sold achievement publications in the specialty directory publishing industry nationwide.

Consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

    Parent Holdings conducts all of its business through Intermediate Holdings and AAC and its subsidiaries. The consolidated financial statements of Parent Holdings include the accounts of its direct wholly-owned subsidiary, Intermediate Holdings and its indirect wholly-owned subsidiary, AAC. Parent Holdings’ consolidated financial statements are substantially identical to Intermediate Holdings’ consolidated financial statements, with the exception of the series A preferred stock, senior PIK notes, costs related to the Transaction (see Note 2), additional interest expense related to its series A preferred stock and senior PIK notes, amortization of deferred financing costs, interest income on its cash balances and the related income taxes.

     Intermediate Holdings conducts all of its business indirectly through AAC and its subsidiaries. The consolidated financial statements of Intermediate Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Intermediate Holdings’ consolidated financial statements are substantially identical to AAC’s consolidated financial statements, with the exception of the 10.25% senior discount notes, additional interest expense related to the 10.25% senior discount notes, amortization of deferred financing costs, interest income on its cash balances and the related income taxes.

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended November 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2009. The interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 30, 2008 included in the Company’s Report on Form 10-K (File No. 333-84294, 333-121479 and 333-137067) filed on November 25, 2008.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for the Company beginning with its fiscal year 2009. The adoption of the standard did not have a material impact on the Company’s financial position and results of operations.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.   The Company adopted the recognition and disclosure provisions of SFAS 158 in fiscal 2007. The measurement date provisions of SFAS 158 will be effective for the Company beginning with its fiscal year 2009 and the Company will use a measurement date as of the end of its fiscal year for its defined benefit postretirement plans in fiscal 2009.

  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for the Company for fiscal years beginning with its fiscal year 2009.  The standard did not have an impact on the Company’s financial position and results of operations, as the Company did not elect to measure any financial assets or liabilities at fair value.

2. Stock Purchase Agreement

Pursuant to a Stock Purchase Agreement dated May 15, 2008 among Herff Jones Inc. (the “Buyer”), Parent Holdings and the holders of all of Parent Holdings’ equity securities (the “Equity Holders”), the Equity Holders agreed to sell all of the equity in Parent Holdings to the Buyer (the “Transaction”).  On December 5, 2008, Parent Holdings and the Buyer, together with the Equity Holders, announced that such parties have entered into a Settlement Agreement pursuant to which they have mutually agreed to terminate the Stock Purchase Agreement (see Note 13).

During the first quarter of 2009, Parent Holdings recorded costs related to the Transaction of $2.4 million in selling, general and administrative expenses.  As of November 29, 2008, Parent Holdings had accrued expenses related to the Transaction of $6.6 million.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

3. Comprehensive Loss

     The following amounts were included in determining comprehensive loss for the three months ended November 29, 2008 and November 24, 2007.

	For the three months ended
	November 29, 2008	November 24, 2007
Parent Holdings
Net loss	$(16,331)	$(18,117)
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax	(74)	(73)
Total comprehensive loss	$(16,405)	$(18,190)

	For the three months ended
	November 29, 2008	November 24, 2007
Intermediate Holdings
Net loss	$(5,882)	$(10,620)
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax	(74)	(73)
Total comprehensive loss	$(5,956)	$(10,693)

	For the three months ended
	November 29, 2008	November 24, 2007
AAC
Net loss	$(4,145)	$(9,056)
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax	(74)	(73)
Total comprehensive loss	$(4,219)	$(9,129)

4. Discontinued Operations

     On October 26, 2007, the Company announced a planned shutdown of the achievement publications segment. Operations of this segment have ceased and have been eliminated from the ongoing operations of the Company as a result of the shutdown. All activities in connection with the shutdown were completed prior to May 31, 2008, and the Company has not had any significant continuing involvement in this segment since then.

     The results of operations of the achievement publications business are reported as discontinued operations in the condensed consolidated income statements for the period ended November 24, 2007.  Prior to the shutdown, the achievement publications business was included as the Company’s achievement publications reporting segment.  Net sales and loss from discontinued operations for the three months ended November 24, 2007 are as follows:

For the three months ended
November 24, 2007
Discontinued operations:
Net sales	$1,758

Operating loss	$(7,090)
Benefit for income taxes	(2,772)
Loss from discontinued operations	$(4,318)

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

The Company recognized charges of $5.5 million during the three months ended November 24, 2007 primarily related to the write-off of the remaining carrying value of tangible and intangible assets upon shutdown of the achievement publications segment.  These charges are included in the loss from discontinued operations in the condensed consolidated statements of operations and in other charges in the condensed consolidated statements of cash flows. Also included in loss from discontinued operations for the period ended November 24, 2007, are $0.7 million of costs incurred for contract termination and employee termination costs related to the shutdown.  All such costs have been paid as of November 29, 2008.

5. Inventories

	November 29, 2008	August 30, 2008

Raw materials	$14,016	$15,840
Work in process	8,090	5,431
Finished goods	8,319	6,540
Less—Reserves	(469)	(400)
	$29,956	$27,411

The Company’s cost of sales includes depreciation of $2,268 and $2,042 for the three months ended November 29, 2008 and November 24, 2007, respectively.

6. Goodwill and Other Intangible Assets

Goodwill

	November 29, 2008	August 30, 2008
Class Rings	$67,092	$67,092
Yearbooks	65,241	65,241
Graduation Products	23,781	23,781
Other	14,959	14,959
Total	$171,073	$171,073

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

Other Intangible Assets

	November 29, 2008
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$36,826	$-	$36,826
Patents	14 to 17 years	7,317	(2,070)	5,247
Customer lists and distribution contracts	3 to 12 years	98,340	(45,525)	52,815

Total		$142,483	$(47,595)	$94,888

	August 30, 2008
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$36,826	$-	$36,826
Patents	14 to 17 years	7,317	(1,960)	5,357
Customer lists and distribution contracts	3 to 12 years	97,740	(42,923)	54,817

Total		$141,883	$(44,883)	$97,000

      Total amortization on other intangible assets was $2,712 and $2,562 for the three months ended November 29, 2008 and November 24, 2007, respectively, which is recorded as selling, general and administrative expenses.  Estimated annual amortization expense is as follows:

Year	Amount
2009	$10,849
2010	10,249
2011	10,249
2012	9,816
2013	9,220

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

7. Long-term Debt

	November 29, 2008	August 30, 2008
Parent Holdings
Senior PIK Notes due October 1, 2012 (including $61,537 and $53,137 PIK interest, respectively)	$211,537	$203,137
10.25% Senior discount notes due October 1, 2012 (net of unamortized discount of $0 and $1,079, respectively)	131,500	130,421
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due 2010	-	-
Term loan due 2011	69,500	75,485
Total	562,537	559,043
Less current portion of long-term debt	(469)	(2,908)
Total long-term debt	$562,068	$556,135

	November 29, 2008	August 30, 2008
Intermediate Holdings
10.25% Senior discount notes due October 1, 2012 (net of unamortized discount of $0 and $1,079, respectively)	$131,500	$130,421
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due 2010	-	-
Term loan due 2011	69,500	75,485
Total	351,000	355,906
Less current portion of long-term debt	(469)	(2,908)
Total long-term debt	$350,531	$352,998

	November 29, 2008	August 30, 2008
AAC
8.25% Senior subordinated notes due April 1, 2012	$150,000	$150,000
Senior secured credit facility:
Revolving credit facility due 2010	-	-
Term loan due 2011	69,500	75,485
Total	219,500	225,485
Less current portion of long-term debt	(469)	(2,908)
Total long-term debt	$219,031	$222,577

The amendments to the indentures governing the senior PIK notes, the 10.25% senior discount notes, and the 8.25% senior subordinated notes that were included in the various supplemental indentures entered into in connection with the Transaction have become substantially ineffective as a result of the termination of the Transaction. However, with respect to notes held by holders of senior PIK notes that did not consent to such amendments, substantially all of the restrictive and reporting covenants under the indenture governing the senior PIK notes have been removed by the supplemental indenture entered into in connection with the Transaction. Such notes represent a de minimus portion of the total outstanding balance of the senior PIK notes. All such covenants remain in full force and effect for all other senior PIK notes.

Because the Compay's consolidated group leverage ratio, as defined in the corresponding agreement,  was greater than 5.0 to 1.0 on August 30, 2008, the rate at which interest accrues on the senior PIK notes was increased an additional 2.00% per annum, to a rate of 16.75%, commencing on, and including August 30, 2008.

During the three months ended November 29, 2008 and November 24, 2007, the Company paid down $6.0 million and $0.2 million of the term loan of the Amended Senior Credit Facility, of which $2.5 million and $0.2 million were mandatory payments.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

Availability under the revolving credit facility is restricted to a total revolving commitment of $40.0 million as defined in the credit agreement governing the Amended Senior Credit Facility. Availability under the revolving credit facility as of November 29, 2008 was approximately $38.3 million with $1.7 million in letters of credit outstanding.

     Interest income, included in the interest expense, net, for the three months ended November 29, 2008 was $115 for Parent Holdings, Intermediate Holdings and AAC. Interest income, included in the interest expense, net, for the three months ended November 24, 2007 was $123, $119 and $112 for Parent Holdings, Intermediate Holdings and AAC, respectively.

8. Commitments and Contingencies

Pending Litigation

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on the Company’s results of operations, financial condition or cash flows.

9. Income Taxes

 As part of the process of preparing consolidated financial statements, the Company assesses the likelihood that its deferred income tax assets will be recovered through future taxable income.  To the extent that recovery is not likely, a valuation allowance is established.  Based on this assessment, the Company has not recorded a valuation allowance as of November 29, 2008 or August 30, 2008.  In the event that actual results differ from these estimates or adjustments are made to these estimates in future periods, a valuation allowance may need to be established.

10. Postretirement Pension and Medical Benefits

Commemorative Brands, Inc. (“CBI”) provides certain healthcare and life insurance benefits for former employees of L.G. Balfour Company, Inc. (“CBI Plan”). Certain hourly employees of Taylor are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI Plan and TPC Plan are based primarily on the employees’ years of service and compensation near retirement. The CBI Plan was frozen to new entrants effective January 1991. Effective September 2003, the TPC Plan is open for enrollment only for certain hourly employees of Taylor. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.

    For fiscal 2008, the measurement date for the CBI Plan was August 30, 2008, and the measurement date for the TPC Plan was June 30, 2008.  The Company will use a measurement date as of the end of its fiscal year for both plans in fiscal 2009.

     The net periodic postretirement benefit income includes the following components:

	For the three months ended		For the three months ended
	November 29, 2008		November 24, 2007
		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to service during the period	$18	$-	$22	$-
Interest cost	219	23	229	27
Expected return on assets	(264)	-	(292)	-
Amortization of unrecognized net gain	(6)	(76)	(9)	(77)
Amortization of unrecognized net prior service costs	-	(37)	-	(37)
Net periodic postretirement benefit income	$(33)	$(90)	$(50)	$(87)

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

     Amounts recognized in accumulated other comprehensive income consist of:

	November 29, 2008		November 24, 2007
	Taylor pension	CBI post-retirement	Taylor pension	CBI post-retirement
Net actuarial gain	$(1,721)	$(1,881)	$(2,020)	$(2,182)
Prior service cost	-	(669)	-	(818)
	$(1,721)	$(2,550)	$(2,020)	$(3,000)

     The estimated net gain for the TPC Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2009 is $25.  The estimated net gain and estimated prior service credit for the CBI Plan that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost in fiscal year 2009 are $302 and $149, respectively.

11. Related-Party Transactions

On March 25, 2004, AAC entered into a management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid by the Company under the management agreement totaled $750 for the three months ended November 29, 2008 and for the three months ended November 24, 2007.

     As of November 29, 2008 and August 30, 2008, the Company had prepaid management fees of approximately $148 and $244, respectively.

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

During the first quarter of fiscal year 2009, Parent Holdings incurred certain costs related to the Transaction, which are not allocated to the operating segments.  Total unallocated costs included in Parent Holdings operating income but not included in total segment operating income were $2,363 for the three months ended November 29, 2008. Assets not allocated to the operating segments represent affiliate receivables from Parent Holdings related to payments funded by Intermediate Holdings and AAC for costs related to the Transaction and are presented in the tables below.

	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Three Months Ended November 29, 2008
Net sales	$30,624	$8,376	$3,310	$6,903	$49,213
Segment operating income (loss)	3,201	(3,720)	(1,120)	(688)	(2,327)

Three Months Ended November 24, 2007
Net sales	$32,661	$9,620	$3,464	$6,195	$51,940
Segment operating income (loss)	2,760	(3,307)	(1,740)	(436)	(2,723)

	Parent Holdings
	Class		Graduation		Assets not
	Rings	Yearbooks	Products	Other	Allocated	Total
As of November 29, 2008
Goodwill	$67,092	$65,241	$23,781	$14,959	$-	$171,073
Segment assets	207,202	160,771	59,925	49,290	-	477,188

As of August 30, 2008
Goodwill	$67,092	$65,241	$23,781	$14,959	$-	$171,073
Segment assets	192,538	165,123	56,199	45,257	-	459,117

	Intermediate Holdings
	Class		Graduation		Assets not
	Rings	Yearbooks	Products	Other	Allocated	Total
As of November 29, 2008
Goodwill	$67,092	$65,241	$23,781	$14,959	$-	$171,073
Segment assets	201,277	155,681	58,192	47,895	3,219	466,264

As of August 30, 2008
Goodwill	$67,092	$65,241	$23,781	$14,959	$-	$171,073
Segment assets	189,633	162,727	55,377	44,703	2,333	454,773

	AAC
	Class		Graduation		Assets not
	Rings	Yearbooks	Products	Other	Allocated	Total
As of November 29, 2008
Goodwill	$67,092	$65,241	$23,781	$14,959	$-	$171,073
Segment assets	201,130	155,650	58,205	47,753	2,663	465,401

As of August 30, 2008
Goodwill	$67,092	$65,241	$23,781	$14,959	$-	$171,073
Segment assets	189,939	163,139	55,541	44,718	1,777	455,114

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

13. Subsequent Events

On December 5, 2008, Parent Holdings and the Buyer, together with the Equity Holders, announced that such parties have entered into a Settlement Agreement pursuant to which they have mutually agreed to terminate the Transaction because they had not received the required regulatory approvals necessary to complete the Transaction.

Parent Holdings received proceeds in connection with the termination of the Transaction that, after considering transaction related costs incurred by the Company, amounted to net proceeds of approximately $25.0 million. A portion of the costs incurred by the Company related to the Transaction were incurred during fiscal 2008 and during the first quarter of fiscal 2009, and these costs were included in the operating results of the respective periods.

On January 6, 2009, CBI entered into an amendment to the Stock Purchase Agreement (“SPA”) related to the acquisition of Powers Embroidery Inc. in fiscal 2007.  The amended agreement provides for $250 of additional purchase price instead of the provision in the SPA that provided for up to $1.5 million additional purchase price payment that was contingent upon the acquired business achieving certain financial goals through August 2010.  The $250 of additional purchase price is to be paid over three years beginning January 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our condensed consolidated financial condition and results of operations should be read in conjunction with the information contained in our condensed consolidated financial statements and accompanying notes included elsewhere in this report. The condensed consolidated financial statements and the notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations (see Note 1 in our condensed consolidated financial statements). The following discussion includes forward looking statements that involve certain risks and uncertainties. See “Disclosure Regarding Forward Looking Statements.”

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

As fully described under the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, during the first quarter of fiscal year 2008, the Company decided to shut down the operations of its achievement publications segment, which produced, marketed and sold publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers.  All shutdown activities were substantially complete prior to November 24, 2007 and were fully complete by May 31, 2008.

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

Numerous raw materials are used in the manufacture of our products. Gold and other metals, precious, semi-precious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase a majority of our gold from a single supplier. We may consign a portion of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our precious, semi-precious and synthetic stones from a single supplier in Germany. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case.

We face competition for most of our principal products.  While the class ring, graduation products and yearbook markets were once highly concentrated and consisted primarily of a few large national manufacturers (of which we were one) advances in technology and the emergence of international manufacturing have significantly lowered the costs of entry.  Major domestic mass merchant and jewelry chain retailers now effectively compete in the class ring business and the traditional yearbook and graduation products businesses now face considerable competition from regional and local printers and internet-based purveyors of yearbook and alternative web-based virtual products.  Competition from alternative sales channels is robust in virtually all market categories.

We experience seasonal fluctuations in our net sales tied primarily to the school year. We recorded 50% of our fiscal year 2008 net sales in our third quarter. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are seasonal. The recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day. We have experienced operating losses during our first and fourth fiscal quarters, which includes the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

We also have exposure to market risk relating to changes in interest rates on our variable rate debt. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements.

Historically, the class rings, yearbooks and graduation products markets have been impacted by demographic changes. The U.S. Department of Education projects that the number of high school and college graduates will increase by an average of 6% and 16% nationally, respectively, over the time period from 2004 to 2017. Additionally, the U.S. Census Bureau projects that the total U.S. population will increase by 6% over the time period from 2007 to 2015. Both the increased population and the increased number of high school and college graduates should expand the market for our products.

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

Other than the series A preferred stock, debt obligations, cash, costs related to the Transaction, additional interest expense related to the series A preferred stock and debt obligations, amortization of deferred financing costs, interest income on cash balances, and the related income taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Parent Holdings and Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Intermediate Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is the stock of AAC. AAC, Intermediate Holdings and Parent Holdings are treated as entities under common control.

The Company uses a 52/53-week fiscal year ending on the last Saturday of August.

Significant Developments

Stock Purchase Agreement.  Pursuant to a Stock Purchase Agreement dated May 15, 2008 among Herff Jones Inc. (the “Buyer”), Parent Holdings and the holders of all of Parent Holding’s equity securities (the “Equity Holders”), the Equity Holders agreed to sell all of the equity in Parent Holdings to the Buyer (the “Transaction”).  On December 5, 2008, Parent Holdings and the Buyer, together with the Equity Holders, announced that such parties have entered into a Settlement Agreement pursuant to which they have mutually agreed to terminate the Transaction because they had not received the required regulatory approvals necessary to complete the Transaction.

Parent Holdings received proceeds in connection with the termination of the Transaction that, after considering transaction related costs incurred by the Company, amounted to net proceeds of approximately $25.0 million. A portion of the costs incurred by the Company related to the Transaction were incurred during fiscal 2008 and during the first quarter of fiscal 2009, and these costs were included in the operating results of the respective periods.

During the three months ended November 29, 2008, Parent Holdings incurred $2.4 million in costs related to the Transaction. These costs are included in selling, general and administrative expenses in Parent Holdings’ consolidated statement of operations.

Discontinued Operations.  In the first quarter of fiscal 2008, we recorded charges of approximately $5.5 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment and incurred approximately $0.7 million related to contract termination and employee severance costs as a consequence of the decision in October 2007 to shutdown the achievement publications business. These charges are included in loss from discontinued operations for the three months ended November 24, 2007 in the accompanying condensed consolidated statements of operations.

The results of operations of the achievement publications business are reported as discontinued operations in the condensed consolidated income statements for all periods presented.

Results of Operations

Three Months Ended November 29, 2008 Compared to Three Months Ended November 24, 2007

The following tables set forth selected information for Parent Holdings, Intermediate Holdings, and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales (dollars in thousands):

	Parent Holdings
	For the Three	% of	For the Three	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	November 29, 2008	Sales	November 24, 2007	Sales
Net sales	$49,213	100.0%	$51,940	100.0%
Cost of sales	25,051	50.9%	25,317	48.7%
Gross profit	24,162	49.1%	26,623	51.3%
Selling, general & administrative expenses	28,852	58.6%	29,346	56.5%
Operating loss	(4,690)	(9.5)%	(2,723)	(5.2)%
Interest expense, net	17,430	35.4%	15,631	30.1%
Loss from continuing operations before income taxes	(22,120)	(44.9)%	(18,354)	(35.3)%
Benefit for income taxes	(5,789)	(11.8)%	(4,555)	(8.7)%
Loss from continuing operations	(16,331)	(33.2)%	(13,799)	(26.6)%
Discontinued operations:
Loss from discontinued operations before income taxes	-	-%	(7,090)	(13.7)%
Benefit for income taxes	-	-%	(2,772)	(5.4)%
Loss from discontinued operations	-	-%	(4,318)	(8.3)%
Net loss	$(16,331)	(33.2)%	$(18,117)	(34.9)%

	Intermediate Holdings
	For the Three	% of	For the Three	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	November 29, 2008	Sales	November 24, 2007	Sales
Net sales	$49,213	100.0%	$51,940	100.0%
Cost of sales	25,051	50.9%	25,317	48.7%
Gross profit	24,162	49.1%	26,623	51.3%
Selling, general & administrative expenses	26,489	53.8%	29,346	56.5%
Operating loss	(2,327)	(4.7)%	(2,723)	(5.2)%
Interest expense, net	7,873	16.0%	8,171	15.7%
Loss from continuing operations before income taxes	(10,200)	(20.7)%	(10,894)	(21.0)%
Benefit for income taxes	(4,318)	(8.8)%	(4,592)	(8.8)%
Loss from continuing operations	(5,882)	(12.0)%	(6,302)	(12.2)%
Discontinued operations:
Loss from discontinued operations before income taxes	-	-%	(7,090)	(13.7)%
Benefit for income taxes	-	-%	(2,772)	(5.4)%
Loss from discontinued operations	-	-%	(4,318)	(8.3)%
Net loss	$(5,882)	(12.0)%	$(10,620)	(20.5)%

	AAC
	For the Three	% of	For the Three	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	November 29, 2008	Sales	November 24, 2007	Sales
Net sales	$49,213	100.0%	$51,940	100.0%
Cost of sales	25,051	50.9%	25,317	48.7%
Gross profit	24,162	49.1%	26,623	51.3%
Selling, general & administrative expenses	26,489	53.8%	29,346	56.5%
Operating loss	(2,327)	(4.7)%	(2,723)	(5.2)%
Interest expense, net	4,437	9.0%	5,105	9.8%
Loss from continuing operations before income taxes	(6,764)	(13.7)%	(7,828)	(15.1)%
Benefit for income taxes	(2,619)	(5.3)%	(3,090)	6.0%
Loss from continuing operations	(4,145)	(8.4)%	(4,738)	(9.1)%
Discontinued operations:		-		-
Loss from discontinued operations before income taxes	-	-%	(7,090)	(13.7)%
Benefit for income taxes	-	-%	(2,772)	5.4%
Loss from discontinued operations	-	-%	(4,318)	(8.3)%
Net loss	$(4,145)	(8.4)%	$(9,056)	(17.4)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $2.7 million, or 5%, to $49.2 million for the three months ended November 29, 2008 from $51.9 million for the three months ended November 24, 2007. The following details the changes in net sales during such periods by business segment.

     Class Rings. Net sales decreased $2.1 million to $30.6 million for the three months ended November 29, 2008 from $32.7 million for the three months ended November 24, 2007. The decrease in net sales in class ring sales was primarily a result of lower sales volumes due to softness in the economy and a change in product mix caused by increases in gold prices, partially offset by an increase in average selling price of college class rings.

    Yearbooks. Net sales decreased $1.2 million to $8.4 million for the three months ended November 29, 2008 from $9.6 million for the three months ended November 24, 2007. The decrease in net sales was primarily the result timing of shipments between the fourth quarter of 2008 and the first quarter of 2009 and a result of softness in the economy. This decrease was partially offset by an increase in the average contract value from the first quarter of fiscal 2008.

     Graduation Products. Net sales decreased $0.2 million to $3.3 million for the three months ended November 29, 2008 from $3.5 million for the three months ended November 24, 2007. The decrease in net sales was the result of lower sales volume.

     Other. Net sales increased $0.7 million to $6.9 million for the three months ended November 29, 2008 from $6.2 million for the three months ended November 24, 2007. The increase in net sales was primarily related to an increase in professional championship rings, partially offset by a decline in sales of personalized family jewelry due to softness in the economy.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 49.1% for the three months ended November 29, 2008, a 2.2 percentage point decrease from 51.3% for the three months ended November 24, 2007. Overall, gross profit decreased $2.5 million. The decrease in gross profit was primarily a result of the sales declines.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for Intermediate Holdings and AAC decreased $2.8 million, or 10%, to $26.5 million for the three months ended November 29, 2008 from $29.3 million for the three months ended November 24, 2007. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

     Selling and marketing expenses for Intermediate Holdings and AAC decreased $2.3 million to $16.7 million or 34% of net sales, for the three months ended November 29, 2008 from $19.0 million or 37% of net sales, for the three months ended November 24, 2007 due to decreased marketing expenditures and lower commissions.

     General and administrative expenses for Intermediate Holdings and AAC for the three months ended November 29, 2008 were $9.8 million, or 20% of net sales, as compared to $10.3 million, or 20% of net sales, for the three months ended November 24, 2007. The decrease in general and administrative expenses was primarily the result of decreases in professional fees and consulting fees.

Selling, general and administrative expenses at Parent Holdings decreased $0.4 million to $28.9 million the three months ended November 29, 2008 due to the reasons discussed above, partially offset by $2.4 million of costs incurred related to the Transaction.

Operating Loss. As a result of the foregoing, operating loss for Intermediate Holdings and AAC was $2.3 million, or 5% of net sales, for the three months ended November 29, 2008 as compared with operating loss of $2.7 million, or 5% of net sales, for the three months ended November 24, 2007. Operating loss for Parent Holdings was $4.7 million, or 10% of net sales, for the three months ended November 29, 2008 as compared with operating loss of $2.7 million, or 5% of net sales, for the three months ended November 24, 2007.

The class rings segment reported operating income of $3.2 million for the three months ended November 29, 2008 as compared with operating income of $2.8 million for the three months ended November 24, 2007. The yearbooks segment reported operating loss of $3.7 million for the three months ended November 29, 2008 as compared with operating loss of $3.3 million for the three months ended November 24, 2007. The graduation products segment reported operating loss of $1.1 million for the three months ended November 29, 2008 as compared with operating loss of $1.7 million for the three months ended November 24, 2007. The other segment reported an operating loss of $0.7 million for the three months ended November 29, 2008 as compared with operating loss of $0.4 million for the three months ended November 24, 2007.

Interest Expense, Net. For Parent Holdings, net interest expense was $17.4 million for the three months ended November 29, 2008 and $15.6 million for the three months ended November 24, 2007. The average debt outstanding of Parent Holdings for the three months ended November 29, 2008 and the three months ended November 24, 2007 was $573 million and $556 million, respectively. The weighted average interest rate on debt outstanding of Parent Holdings for the three months ended November 29, 2008 and the three months ended November 24, 2007 was 12.2% and 10.7%, respectively. The increase in interest expense is a result of a 2.00% per annum increase in the interest rate for our senior PIK notes effective beginning August 30, 2008.

     For Intermediate Holdings, net interest expense was $7.9 million for the three months ended November 29, 2008 and $8.2 million for the three months ended November 24, 2007. The average debt outstanding of Intermediate Holdings for the three months ended November 29, 2008 and the three months ended November 24, 2007 was $359 million and $369 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the three months ended November 29, 2008 and the three months ended November 24, 2007 was 8.9% and 8.7%, respectively.

     For AAC, net interest expense was $4.4 million for the three months ended November 29, 2008 and $5.1 million for the three months ended November 24, 2007. The average debt outstanding of AAC for the three months ended November 29, 2008 and the three months ended November 24, 2007 was $228 million and $250 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended November 29, 2008 and the three months ended November 24, 2007 was 8.0%.

Benefit for Income Taxes. For the three months ended November 29, 2008, and November 24, 2007, Parent Holdings recorded an income tax benefit of $5.8 million and $4.6 million, respectively, which represents an effective tax rate of 26% and 25%, respectively.  The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt.  Parent Holdings’ effective rates for the three months ended November 29, 2008 and November 24, 2007 represent an estimate of the annual federal and state income tax rate.

     For the three months ended November 29, 2008 and November 24, 2007, Intermediate Holdings recorded an income tax benefit of $4.3 million and $4.6 million, respectively, which represents an effective tax rate of 42% for both periods. The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt. Intermediate Holdings’ effective rates for the three months ended November 29, 2008 and November 24, 2007 represent an estimate of the annual federal and state income tax rate.

     For the three months ended November 29, 2008 and November 24, 2007, AAC recorded an income tax benefit of $2.6 million and $3.1 million, respectively, which represents an effective tax rate of 39% for both periods.  The effective tax rates vary from the statutory federal rate due to the impact of state income taxes. AAC’s effective rates for the three months ended November 29, 2008 and November 24, 2007 represent an estimate of the annual federal and state income tax rate.

Loss from Discontinued Operations.  As described in “Significant Developments”, the results of operations of the achievement publications business are reported as discontinued operations.  Loss from discontinued operations before income taxes during the three months ended November 24, 2007 includes charges of $5.5 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment and charges of approximately $0.7 million related to contract termination and employee severance costs.

Liquidity and Capital Resources

     Operating Activities. Operating activities provided $12.7 million of cash for the three months ended November 29, 2008 compared to cash provided of $15.4 million for the three months ended November 24, 2007. The $2.7 million decrease in cash provided by operating activities was mainly attributable to higher working capital in first quarter 2009.

     Investing Activities.  Capital expenditures for the three months ended November 29, 2008 were $1.5 million compared to capital expenditures of $3.1 million for the three months ended November 24, 2007. Our projected capital expenditures for the entire fiscal year 2009 are expected to be approximately $7.3 million.

     Financing Activities.   During the three months ended November 29, 2008, cash was used to pay down $6.0 million of the term loan, of which $2.5 million were mandatory payments.

      During the three months ended November 24, 2007, cash was used to pay down $0.2 million of the term loan, which were mandatory payments.  In addition, net revolver borrowings were $1.2 million.

      Capital Resources.     We have a significant amount of indebtedness. On November 29, 2008, Parent Holdings had total indebtedness of $570.0 million, of which $211.5 million was senior PIK notes, $131.5 million was 10.25% senior discount notes, $150.0 million was 8.25% senior subordinated notes, $69.5 million was indebtedness under the existing senior secured credit facility and $7.5 million was our mandatory redeemable series A preferred stock. We also have up to $40.0 million in available revolving loan borrowings under our senior secured credit facility. We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.

Because our consolidated group leverage ratio, as defined in the corresponding agreement,  was greater than 5.0 to 1.0 on August 30, 2008, the rate at which interest accrues on the senior PIK notes was increased an additional 2.00% per annum, to a rate of 16.75%, commencing on, and including August 30, 2008.

Interest accrued on the 10.25% senior discount notes in the form of an increase in the accreted value of the notes through October 1, 2008. Thereafter, cash interest on the 10.25% senior discount notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009 at a rate of 10.25% per annum.

     We expect that cash generated from operating activities and availability under the senior secured credit facility will be our principal sources of liquidity. Due to the current unfavorable economic environment, we expect continued softness in sales for the rest of this year and into next year.  We expect our productivity initiatives and cost containment measures to partially offset the impact of lower sales on our operating income. Based on our current and planned level of operations, we believe our cash flow from operations, available cash on hand and available borrowings under the senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months.

Off Balance-Sheet Obligations

     Gold Consignment Agreement. On March 25, 2004, we signed the First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold with The Bank of Nova Scotia. Under this agreement, we have an ability to have on consignment gold with aggregate value less than or equal to the lowest of: (i) the dollar value of 27,000 troy ounces of gold, (ii) $14.2 million or (iii) a borrowing base, calculated based on a percentage of the gold held at our facilities and other approved locations, as specified by the agreement. Under the terms of this arrangement, we do not own the consigned gold nor do we have risk of loss related to price variance on such inventory until we pay The Bank of Nova Scotia for quantities purchased. Accordingly, we do not reflect the value of consigned gold in our inventory, nor do we reflect the corresponding liability for financial statement purposes. As of November 29, 2008 and August 30, 2008, we held no consigned gold.

     The agreement can be terminated by either us or The Bank of Nova Scotia with 60 days prior written notice to the other party.

     Letters of Credit.  As of November 29, 2008 and August 30, 2008, we had commitments for $1.7 million and $2.1 million on letters of credit outstanding, respectively.

Seasonality

     The seasonal nature of our various businesses tends to be tempered by our broad product mix. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are also seasonal, with highest sales during the winter holiday season and in the period leading up to Mother’s Day.

     As a result of the foregoing, we have historically experienced operating losses during our first and fourth fiscal quarters, which includes the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement on Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for us beginning with our fiscal year 2009. The adoption of the standard did not have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.   We adopted the recognition and disclosure provisions of SFAS 158 in fiscal 2007. The measurement date provisions of SFAS 158 will be effective for us beginning with our fiscal year 2009 and we will use a measurement date as of the end of our fiscal year for our defined benefit postretirement plans in fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for us beginning with our fiscal year 2009.  The standard did not have an impact on our financial position and results of operations, as we did not elect to measure any financial assets or liabilities at fair value.

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

Currency Exchange Rate Risk. We purchase the majority of our precious, semi-precious and synthetic stones from a single supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. Each ten percent change in the Euro exchange rate would result in a $0.5 million annual change in cost of goods sold, assuming stone purchase levels approximate the levels of fiscal 2008.

Gold. We purchase a majority of our gold from a single supplier. We may consign a portion of our gold and pay for consigned gold as our related products are shipped to customers. Each ten percent change in the price of gold would result in a $3.6 million annual change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2008.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was conducted based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     You should consider the risks described in the Company’s Form 10-K filed with the Securities and Exchange Commission on November 25, 2008 as you review this quarterly report.

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

Date: January 13, 2009

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DONALD J. PERCENTI
Donald J. Percenti
CHIEF EXECUTIVE OFFICER
(principal executive officer)

By:	/s/ KRIS G. RADHAKRISHNAN
Kris G. Radhakrishnan
CHIEF FINANCIAL OFFICER
(principal financial officer)