Form 10-Q
period 2009-02-28
AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2009-04-14
CIK 1168468, 1311835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2009

OR

⁭	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ⁭ No ☑.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ⁭                                                                                                            Accelerated filer ⁭
Non-accelerated filer ☑(do not check if smaller reporting company)                                 Smaller reporting company ⁭

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ⁭ No ☑.

Number of shares outstanding of AAC Group Holding Corp. as of March 31, 2009: 100 shares of common stock.
Number of shares of American Achievement Corporation outstanding as of March 31, 2009: 100 shares of common stock.

This Form 10-Q is a combined quarterly report being filed separately by AAC Group Holding Corp. and American Achievement Corporation. Unless the context indicates otherwise, any reference in this report to “Intermediate Holdings” refers to AAC Group Holding Corp. and “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Intermediate Holdings. The “Company”, “we”, “us”, and “our” refer AAC Group Holding Corp. together with American Achievement Corporation.

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
Condensed Consolidated Balance Sheets (unaudited) — As of February 28, 2009 and August 30, 2008	3
Condensed Consolidated Statements of Operations (unaudited) — For the Three and Six Months Ended February 28, 2009 and the Three and Six Months Ended February 23, 2008	5
Condensed Consolidated Statements of Cash Flows (unaudited) — For the Six Months Ended February 28, 2009 and the Six Months Ended February 23, 2008	7
Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 6. Exhibits	29

SIGNATURES	30
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Explanatory Note

     This combined Form 10-Q is separately filed by AAC Group Holding Corp. and American Achievement Corporation. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

     Unless the context indicates otherwise, any reference in this report to “Intermediate Holdings” refers to AAC Group Holding Corp. and “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Intermediate Holdings. The “Company”, “we”, “us”, and “our” refer to AAC Group Holding Corp. together with American Achievement Corporation.

AAC GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(unaudited)

	Intermediate Holdings
	February 28, 2009	August 30, 2008
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$19,706	$9,746
Accounts receivable, net of allowances	32,397	36,920
Inventories	33,373	27,411
Deferred tax assets	17,714	12,196
Prepaid expenses and other current assets, net	19,053	19,395
Total current assets	122,243	105,668

Property, plant and equipment, net	64,094	68,477
Goodwill	171,323	171,073
Other intangible assets, net	92,176	97,000
Other assets, net	11,975	12,555
Total assets	$461,811	$454,773

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Book overdraft	$399	$61
Accounts payable	8,069	10,900
Customer deposits	51,295	8,102
Accrued expenses	16,603	16,863
Deferred revenue	3,596	2,750
Accrued interest	10,833	5,722
Current portion of long-term debt	493	2,908
Total current liabilities	91,288	47,306

Long-term debt, net of current portion	328,007	352,998
Deferred tax liabilities	46,905	21,595
Other long-term liabilities	2,742	2,703
Total liabilities	468,942	424,602

Commitments and contingencies (Note 7)

Stockholder's equity (deficit):
Common stock	-	-
Additional (distributions in excess of) paid-in capital	(2,847)	24,309
Accumulated earnings (deficit)	(6,845)	3,153
Accumulated other comprehensive income	2,561	2,709
Total stockholder's equity (deficit)	(7,131)	30,171

Total liabilities and stockholder's equity (deficit)	$461,811	$454,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	AAC
	February 28, 2009	August 30, 2008
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$19,139	$9,735
Accounts receivable, net of allowances	32,397	36,920
Inventories	33,373	27,411
Deferred tax assets	17,303	14,920
Prepaid expenses and other current assets, net	19,053	18,839
Total current assets	121,265	107,825

Property, plant and equipment, net	64,094	68,477
Goodwill	171,323	171,073
Other intangible assets, net	92,176	97,000
Other assets, net	10,382	10,739
Total assets	$459,240	$455,114

LIABILITIES AND STOCKHOLDER'S EQUITY
Book overdraft	$399	$61
Accounts payable	8,069	10,900
Customer deposits	51,295	8,102
Accrued expenses	16,592	16,852
Deferred revenue	3,596	2,750
Accrued interest	5,217	5,722
Current portion of long-term debt	493	2,908
Total current liabilities	85,661	47,295

Long-term debt, net of current portion	196,507	222,577
Deferred tax liabilities	65,273	39,580
Other long-term liabilities	2,714	2,675
Total liabilities	350,155	312,127

Commitments and contingencies (Note 7)

Stockholder's equity:
Common stock	-	-
Additional paid-in capital	82,055	109,211
Accumulated earnings	24,469	31,067
Accumulated other comprehensive income	2,561	2,709
Total stockholder's equity	109,085	142,987

Total liabilities and stockholder's equity	$459,240	$455,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(unaudited)

	Intermediate Holdings
	For the three months ended		For the six months ended
	February 28, 2009	February 23, 2008	February 28, 2009	February 23, 2008
	(Dollars in thousands)

Net sales	$56,114	$60,628	$105,327	$112,568
Cost of sales	25,107	26,865	50,158	52,182
Gross profit	31,007	33,763	55,169	60,386
Selling, general and administrative expenses	31,030	31,744	57,519	61,090
Operating income (loss)	(23)	2,019	(2,350)	(704)
Interest expense, net	7,413	8,350	15,286	16,521
Loss from continuing operations before income taxes	(7,436)	(6,331)	(17,636)	(17,225)
Benefit for income taxes	(3,320)	(2,948)	(7,638)	(7,540)
Loss from continuing operations	(4,116)	(3,383)	(9,998)	(9,685)
Discontinued operations:
Loss from discontinued operations before income taxes	-	(38)	-	(7,128)
Benefit for income taxes	-	(15)	-	(2,787)
Loss from discontinued operations	-	(23)	-	(4,341)
Net loss	$(4,116)	$(3,406)	$(9,998)	$(14,026)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	AAC
	For the three months ended		For the six months ended
	February 28, 2009	February 23, 2008	February 28, 2009	February 23, 2008
	(Dollars in thousands)

Net sales	$56,114	$60,628	$105,327	$112,568
Cost of sales	25,107	26,865	50,158	52,182
Gross profit	31,007	33,763	55,169	60,386
Selling, general and administrative expenses	31,030	31,744	57,519	61,090
Operating income (loss)	(23)	2,019	(2,350)	(704)
Interest expense, net	3,931	5,176	8,368	10,281
Loss from continuing operations before income taxes	(3,954)	(3,157)	(10,718)	(10,985)
Benefit for income taxes	(1,501)	(1,258)	(4,120)	(4,348)
Loss from continuing operations	(2,453)	(1,899)	(6,598)	(6,637)
Discontinued operations:
Loss from discontinued operations before income taxes	-	(38)	-	(7,128)
Benefit for income taxes	-	(15)	-	(2,787)
Loss from discontinued operations	-	(23)	-	(4,341)
Net loss	$(2,453)	$(1,922)	$(6,598)	$(10,978)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
 (unaudited)
	Intermediate Holdings
	For the six months ended
	February 28, 2009	February 23, 2008
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(9,998)	$(14,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other charges	-	5,542
Depreciation and amortization	11,316	10,255
Deferred income taxes	(7,673)	(10,294)
Amortization of deferred financing fees	988	987
Accretion of interest on 10.25% senior discount notes	1,079	6,030
Gain (loss) on disposal of property, plant and equipment	27	(12)
Allowance for doubtful accounts	67	586
Changes in assets and liabilities:
Accounts receivable	4,456	6,323
Inventories	(4,238)	(6,607)
Prepaid expenses and other current assets, net	342	(2,381)
Other assets, net	(1,021)	2,583
Customer deposits	43,193	43,575
Deferred revenue	846	(1,071)
Accounts payable, accrued expenses, accrued interest and other long-term liabilities	1,478	(2,523)
Net cash provided by operating activities	40,862	38,967
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,072)	(5,443)
Proceeds from sales of property, plant and equipment	-	61
Business acquisition, purchase price adjustment	(83)	-
Net cash used in investing activities	(3,155)	(5,382)
Cash flows from financing activities:
Payments on revolving credit facility	(6,000)	(21,905)
Proceeds from revolving credit facility	6,000	14,100
Payments on term loan	(28,485)	(6,185)
Contribution of capital	400	-
Change in book overdraft	338	(3,726)
Net cash used in financing activities	(27,747)	(17,716)
Net increase in cash and cash equivalents	9,960	15,869
Cash and cash equivalents, beginning of period	9,746	1,168
Cash and cash equivalents, end of period	$19,706	$17,037

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,251	$10,030
Income taxes	$521	$887

Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$119	$4,479
Increase in goodwill for purchase price adjustment included in other long-term liabilities	$167	-
Non-cash distribution of net operating loss deferred tax asset to American Achievement Group Holding Corp.	$27,556	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	AAC
	For the six months ended
	February 28, 2009	February 23, 2008
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(6,598)	$(10,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other charges	-	5,542
Depreciation and amortization	11,316	10,255
Deferred income taxes	(4,155)	(7,136)
Amortization of deferred financing fees	765	765
Gain (loss) on disposal of property, plant and equipment	27	(12)
Allowance for doubtful accounts	67	586
Changes in assets and liabilities:
Accounts receivable	4,456	6,323
Inventories	(4,238)	(6,607)
Prepaid expenses and other current assets, net	(214)	(2,381)
Other assets, net	(1,021)	2,583
Customer deposits	43,193	43,575
Deferred revenue	846	(1,071)
Accounts payable, accrued expenses, accrued interest and other long-term liabilities	(4,138)	(2,489)
Net cash provided by operating activities	40,306	38,955
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,072)	(5,443)
Proceeds from sales of property, plant and equipment	-	61
Business acquisition, purchase price adjustment	(83)	-
Net cash used in investing activities	(3,155)	(5,382)
Cash flows from financing activities:
Payments on revolving credit facility	(6,000)	(21,905)
Proceeds from revolving credit facility	6,000	14,100
Payments on term loan	(28,485)	(6,185)
Contribution of capital	400
Change in book overdraft	338	(3,726)
Net cash used in financing activities	(27,747)	(17,716)
Net increase in cash and cash equivalents	9,404	15,857
Cash and cash equivalents, beginning of period	9,735	620
Cash and cash equivalents, end of period	$19,139	$16,477

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,251	$10,030
Income taxes	$521	$887
Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$119	$4,479
Increase in goodwill for purchase price adjustment included in other long-term liabilities	$167	-
Non-cash distribution of net operating loss deferred tax asset to Intermediate Holdings	$27,556	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

1. Summary of Organization and Significant Accounting Policies

Organization

The consolidated financial statements of AAC Group Holding Corp. (“Intermediate Holdings”) include the accounts of its indirect wholly-owned subsidiary, American Achievement Corporation (“AAC”), each of which are separate public reporting companies.  Intermediate Holdings is a wholly-owned subsidiary of American Achievement Group Holding Corp. (“Parent Holdings”).

Intermediate Holdings and AAC are treated as entities under common control.  Intermediate Holdings and AAC together with their consolidated subsidiaries are referred to as the “Company.” Unless separately stated, the notes herein relate to Intermediate Holdings and AAC.

Description of Business

The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school, college, junior high school and elementary school markets and of recognition products, such as letter jackets, and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company markets its products and services primarily in the United States and operates in four reporting segments: class rings, yearbooks, graduation products and other. The Company’s corporate office is located in Austin, Texas and its manufacturing facilities are located in Austin, Dallas, El Paso and Waco, Texas, Louisville, Kentucky, Manhattan, Kansas, and Juarez, Mexico.

As described in Note 3, during the first quarter of fiscal year 2008, the Company decided to shut down its achievement publications segment.  This segment sold achievement publications in the specialty directory publishing industry nationwide.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2009. The interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 30, 2008 included in the Company’s Report on Form 10-K (File No. 333-84294 and 333-121479) filed on November 25, 2008.

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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for the Company beginning with its fiscal year 2009. The adoption of the standard did not have a material impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plans as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.   The Company adopted the recognition and disclosure provisions of SFAS 158 in fiscal 2007. The measurement date provisions of SFAS 158 will be effective for the Company beginning with its fiscal year 2009 and the Company will use a measurement date as of the end of its fiscal year for its defined benefit postretirement plans in fiscal 2009.

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

2. Comprehensive Loss

The following amounts were included in determining comprehensive loss for the three and six months ended February 28, 2009 and February 23, 2008.

	For the three months ended		For the six months ended
	February 28, 2009	February 23, 2008	February 28, 2009	February 23, 2008
Intermediate Holdings
Net loss	$(4,116)	$(3,406)	$(9,998)	$(14,026)
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax	(74)	(78)	(148)	(151)
Total comprehensive loss	$(4,190)	$(3,484)	$(10,146)	$(14,177)

	For the three months ended		For the six months ended
	February 28, 2009	February 23, 2008	February 28, 2009	February 23, 2008
AAC
Net loss	$(2,453)	$(1,922)	$(6,598)	$(10,978)
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax	(74)	(78)	(148)	(151)
Total comprehensive loss	$(2,527)	$(2,000)	$(6,746)	$(11,129)

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

The results of operations of the achievement publications business are reported as discontinued operations in the condensed consolidated income statements for the three and six months ended February 23, 2008.  Prior to the shutdown, the achievement publications business was included as the Company’s achievement publications reporting segment.  Net sales and loss from discontinued operations for the three and six months ended February 23, 2008 are as follows:

	For the three months ended	For the six months ended
	February 23, 2008	February 23, 2008
Discontinued operations:
Net sales	$-	$1,758

Operating loss	$(38)	$(7,128)
Benefit for income taxes	(15)	(2,787)
Loss from discontinued operations	$(23)	$(4,341)

The Company recognized charges of $5.5 million during the six months ended February 23, 2008 primarily related to the write-off of the remaining carrying value of tangible and intangible assets upon shutdown of the achievement publications segment.  These charges are included in the loss from discontinued operations in the condensed consolidated statements of operations and in other charges in the condensed consolidated statements of cash flows. Also included in loss from discontinued operations for the six months ended February 23, 2008, are $0.7 million of costs incurred for contract termination and employee termination costs related to the shutdown.  All such costs had been paid as of November 29, 2008.

4. Inventories

	February 28, 2009	August 30, 2008

Raw materials	$9,341	$15,840
Work in process	16,950	5,431
Finished goods	7,743	6,540
Less—Reserves	(661)	(400)
	$33,373	$27,411

The Company’s cost of sales includes depreciation of $1,867 and $1,639 for the three months ended February 28, 2009 and February 23, 2008, respectively, and $4,135 and $3,681 for the six months then ended, respectively.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

5. Goodwill and Other Intangible Assets

Goodwill

Segment:	February 28, 2009	August 30, 2008
Class Rings	$67,092	$67,092
Yearbooks	65,241	65,241
Graduation Products	23,781	23,781
Other	15,209	14,959
Total	$171,323	$171,073

On January 6, 2009, Commemorative Brands, Inc. (“CBI”) ”), a wholly owned subsidiary of AAC, entered into an amendment to the stock purchase agreement related to the acquisition of Powers Embroidery Inc. in fiscal 2007.  The amended agreement provides for $250 of additional purchase price instead of the provision in the original agreement that provided for up to $1.5 million additional purchase price payment that was contingent upon the acquired business achieving certain financial goals through August 2010.  The $250 of additional purchase price is to be paid over three years beginning January 2009.

Other Intangible Assets

	February 28, 2009
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$36,826	$-	$36,826
Patents	14 to 17 years	7,317	(2,180)	5,137
Customer lists and distribution contracts	3 to 12 years	98,340	(48,127)	50,213

Total		$142,483	$(50,307)	$92,176

	August 30, 2008
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$36,826	$-	$36,826
Patents	14 to 17 years	7,317	(1,960)	5,357
Customer lists and distribution contracts	3 to 12 years	97,740	(42,923)	54,817

Total		$141,883	$(44,883)	$97,000

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company tests goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if impairment indicators occur.  If the fair value of each reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  The Company determines the fair value of each reporting unit using a discounted cash flow analysis to measure the present value of anticipated future net cash flows of the reporting unit.  Significant judgments and assumptions including projecting future cash flows, determining appropriate discount rates and other assumptions are inherent in the discounted cash flow analysis.  Actual results may vary from the assumptions used in the Company’s fair value calculations.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

The recent and current weak economic conditions have had an unfavorable impact on the Company’s sales and results of operations, which is expected to continue for the rest of this fiscal year and into next year.  This change in the Company’s forecasts constituted a triggering event requiring an interim impairment analysis as of February 28, 2009. At February 28, 2009, the estimated fair value of each of the Company’s reporting units exceeded its carrying value, thus indicating that no impairment existed as of that date.  Significant judgments were required in the preparation of the forecasts. Unforeseen future events could adversely affect such forecasts and thereby the reported value of goodwill in the future.

Total amortization on other intangible assets was $2,712 and $5,424 for the three and six months ended February 28, 2009, respectively, and was $2,692 and $5,254 for the three and six months ended February 23, 2008, respectively, which is recorded as selling, general and administrative expenses. Estimated annual amortization expense is as follows:

Year	Amount
2009	$10,849
2010	10,249
2011	10,249
2012	9,816
2013	9,220

6. Long-term Debt

	February 28, 2009	August 30, 2008
Intermediate Holdings
10.25% Senior discount notes due October 1, 2012 (net of unamortized discount of $0 and $1,079, respectively)	$131,500	$130,421
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due 2010	-	-
Term loan due 2011	47,000	75,485
Total	328,500	355,906
Less current portion of long-term debt	(493)	(2,908)
Total long-term debt	$328,007	$352,998

	February 28, 2009	August 30, 2008
AAC
8.25% Senior subordinated notes due April 1, 2012	$150,000	$150,000
Senior secured credit facility:
Revolving credit facility due 2010	-	-
Term loan due 2011	47,000	75,485
Total	197,000	225,485
Less current portion of long-term debt	(493)	(2,908)
Total long-term debt	$196,507	$222,577

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

During the six months ended February 28, 2009 and February 23, 2008, the Company paid down $28.5 million and $6.2 million of the term loan of the Amended Senior Credit Facility, of which $2.5 million and $0.7 million were mandatory payments.

Availability under the revolving credit facility is restricted to a total revolving commitment of $40.0 million as defined in the credit agreement governing the Amended Senior Credit Facility. Availability under the revolving credit facility as of February 28, 2009 was approximately $38.3 million with $1.7 million in letters of credit outstanding.

The following table represents the amount of interest income included in interest expense, net, for the three and six months ended February 28, 2009 and February 23, 2008:

	For the three months ended		For the six months ended
	February 28, 2009	February 23, 2008	February 28, 2009	February 23, 2008
Intermediate Holdings	$109	$229	$224	$348
AAC	109	224	224	336

7. Commitments and Contingencies

Pending Litigation

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on the Company’s results of operations, financial condition or cash flows.

Gold Consignment Agreement

Under the Company’s gold consignment financing agreement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facility and other approved locations, as specified in the agreement. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to price variation on such inventory until the Company pays the supplier for quantities purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of February 28, 2009, the Company held consigned gold valued at $3.2 million, while as of August 30, 2008, the Company held no gold on consignment.

On March 4, 2009, the Company received notice from The Bank of Nova Scotia electing to terminate the consignment agreement in accordance with its terms.  The termination will be effective May 5, 2009.  The Company does not anticipate replacing the consignment agreement at this time and instead may use availability under its revolving credit facility to finance its purchases of gold going forward.

8. Income Taxes

The Company had recorded a deferred tax benefit related to net operating losses with the expectation that the net operating loss carryforward would be used to offset future earnings at AAC.  During the quarter ended February 28, 2009, $27,556 of this deferred tax benefit was transferred from AAC to Intermediate Holdings and then to Parent Holdings to be utilized to offset income generated by Parent Holdings in the consolidated income tax return.  This transfer has been accounted for as a distribution by the Company to Parent Holdings and is reflected as a reduction to additional paid-in capital and a reduction of deferred tax assets as of February 28, 2009.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

9. Postretirement Pension and Medical Benefits

CBI provides certain healthcare and life insurance benefits for former employees of L.G. Balfour Company, Inc. (“CBI Plan”). Certain hourly employees of Taylor Publishing Company (“Taylor”), a wholly owned subsidiary of AAC, are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI Plan and TPC Plan are based primarily on the employees’ years of service and compensation near retirement. The CBI Plan was frozen to new entrants effective January 1991. Effective September 2003, the TPC Plan is open for enrollment only for certain hourly employees of Taylor. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.

For fiscal 2008, the measurement date for the CBI Plan was August 30, 2008, and the measurement date for the TPC Plan was June 30, 2008.  The Company will use a measurement date as of the end of its fiscal year for both plans in fiscal 2009.

The net periodic postretirement benefit income includes the following components:

	For the three months ended		For the three months ended
	February 28, 2009		February 23, 2008
		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to service during the period	$18	$-	$22	$-
Interest cost	220	22	228	27
Expected return on assets	(265)	-	(292)	-
Amortization of unrecognized net gain	(6)	(75)	(9)	(78)
Amortization of unrecognized net prior service costs	-	(37)	-	(37)
Net periodic postretirement benefit income	$(33)	$(90)	$(51)	$(88)

	For the six months ended		For the six months ended
	February 28, 2009		February 23, 2008
		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to service during the period	$36	$-	$44	$-
Interest cost	439	45	457	54
Expected return on assets	(529)	-	(584)	-
Amortization of unrecognized net gain	(12)	(151)	(18)	(155)
Amortization of unrecognized net prior service costs	-	(74)	-	(74)
Net periodic postretirement benefit income	$(66)	$(180)	$(101)	$(175)

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

Amounts recognized in accumulated other comprehensive income consist of:

	February 28, 2009		August 30, 2008
	Taylor pension	CBI post-retirement	Taylor pension	CBI post-retirement
Net actuarial gain	$(1,715)	$(1,805)	$(1,727)	$(1,956)
Prior service cost	-	(633)	-	(707)
	$(1,715)	$(2,438)	$(1,727)	$(2,663)

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

10. Related-Party Transactions

On March 25, 2004, AAC entered into a management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts expensed by the Company related to the management agreement totaled $943 and $1,693 for the three and six months ended February 28, 2009, respectively, and $949 and $1,699 for the three and six months ended February 23, 2008, respectively.

As of February 28, 2009 and August 30, 2008, the Company had prepaid management fees of approximately $244.

11. Business Segments

The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school, college, junior high school and elementary school markets and of recognition products, such as letter jackets, and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company markets its products and services primarily in the United States and operates in four reporting segments: class rings, yearbooks, graduation products and other.

The Company’s operating segments, on-campus class rings and retail class rings, have been aggregated into one reporting segment, class rings, in accordance with paragraph 26.a. of SFAS 131. The other segment consists primarily of jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

As discussed in Note 3, the achievement publications business was shut down during the first quarter of fiscal year 2008.  This business historically was included as an additional reporting segment.  As all of the results of operations of the achievement publications business are included in discontinued operations, they are not presented in the tables below.

Assets not allocated to the operating segments as of August 30, 2008 represent affiliate receivables from Parent Holdings and are presented in the tables below. The affiliate receivables were fully repaid prior to February 28, 2009.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Three Months Ended February 28, 2009
Net sales	$29,182	$1,698	$15,765	$9,469	$56,114
Segment operating income (loss)	1,731	(4,886)	3,103	29	(23)

Three Months Ended February 23, 2008
Net sales	$32,855	$2,335	$15,478	$9,960	$60,628
Segment operating income (loss)	3,779	(5,486)	3,793	(67)	2,019

Six Months Ended February 28, 2009
Net sales	$59,806	$10,074	$19,075	$16,372	$105,327
Segment operating income (loss)	4,932	(8,606)	1,983	(659)	(2,350)

Six Months Ended February 23, 2008
Net sales	$65,516	$11,955	$18,942	$16,155	$112,568
Segment operating income (loss)	6,539	(8,793)	2,053	(503)	(704)

	Intermediate Holdings
	Class		Graduation		Assets not
	Rings	Yearbooks	Products	Other	Allocated	Total
As of February 28, 2009
Goodwill	$67,092	$65,241	$23,781	$15,209	$-	$171,323
Segment assets	188,376	161,186	64,338	47,911	-	461,811

As of August 30, 2008
Goodwill	$67,092	$65,241	$23,781	$14,959	$-	$171,073
Segment assets	189,633	162,727	55,377	44,703	2,333	454,773

	AAC
	Class		Graduation		Assets not
	Rings	Yearbooks	Products	Other	Allocated	Total
As of February 28, 2009
Goodwill	$67,092	$65,241	$23,781	$15,209	$-	$171,323
Segment assets	187,282	160,333	64,070	47,555	-	459,240

As of August 30, 2008
Goodwill	$67,092	$65,241	$23,781	$14,959	$-	$171,073
Segment assets	189,939	163,139	55,541	44,718	1,777	455,114

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

General

We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, and recognition products and affinity jewelry in the United States. We market and sell yearbooks to the college, high school, junior high school and elementary school markets. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. We also sell jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

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

Company Background

Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L.G. Balfour Company, Inc., were combined through various asset purchase agreements in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing Company (“Taylor”), whose primary business is designing and printing student yearbooks. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.  In April 2007, Commemorative Brands, Inc. (“CBI”), a wholly-owned subsidiary of AAC, acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers Embroidery, Inc. (“Powers”). Powers is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise.

Basis of Presentation

We present financial information relating to Intermediate Holdings, AAC and its subsidiaries in this discussion and analysis.  Intermediate Holdings owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of AAC.

Other than debt obligations, cash, interest expense related to the debt obligations, amortization of deferred financing costs, interest income on cash balances, and the related income taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Intermediate Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is the stock of AAC. AAC and Intermediate Holdings are treated as entities under common control.

The Company uses a 52/53-week fiscal year ending on the last Saturday of August.

Significant Developments

Impairment Analysis. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we test goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if impairment indicators occur.  If the fair value of each reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  We determine the fair value of each reporting unit using a discounted cash flow analysis to measure the present value of anticipated future net cash flows of the reporting unit.  Significant judgments and assumptions including projecting future cash flows, determining appropriate discount rates and other assumptions are inherent in the discounted cash flow analysis.  Actual results may vary from the assumptions used in our fair value calculations.

The recent and current weak economic conditions have had an unfavorable impact on our sales and results of operations, which is expected to continue for the rest of this fiscal year and into next year.  This change in our forecasts constituted a triggering event requiring an interim impairment analysis as of February 28, 2009. At February 28, 2009, the estimated fair value of each of our reporting units exceeded its carrying value, thus indicating that no impairment existed as of that date.  Significant judgments were required in the preparation of the forecasts. Unforeseen future events could adversely affect such forecasts and thereby the reported value of goodwill in the future.

Termination of Gold Consignment Agreement.  On March 4, 2009, we received notice from The Bank of Nova Scotia electing to terminate the First Amended and Restated Agreement for Fee Consignment and Purchase of Gold dated March 25, 2004. The termination is pursuant to a provision in the agreement allowing either party to terminate the agreement upon 60 days written notice without cause. The termination will be effective May 5, 2009. We do not anticipate replacing the agreement at this time and instead may use availability under our revolving credit facility as necessary to finance purchases of gold going forward.

Discontinued Operations.  In the first quarter of fiscal 2008, we recorded charges of approximately $5.5 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment and incurred approximately $0.7 million related to contract termination and employee severance costs as a consequence of the decision in October 2007 to shutdown the achievement publications business. These charges are included in loss from discontinued operations for the six months ended February 23, 2008 in the accompanying condensed consolidated statements of operations.

The results of operations of the achievement publications business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.

Parent Holdings Transactions.  On December 5, 2008, the parent company of Intermediate Holdings, American Achievement Group Holdings Corp. (“Parent Holdings”), and Herff Jones, Inc., together with the equity holders of Parent Holdings, announced that such parties had terminated the proposed transaction pursuant to which Parent Holdings would be sold to Herff Jones, Inc.  Parent Holdings received proceeds in connection with that termination that, after considering transaction related costs incurred by Parent Holdings, amounted to net proceeds of approximately $26.5 million.  On February 25, 2009, Parent Holdings announced the repurchase of $104.3 million aggregate principal amount of its outstanding 12.75% Senior PIK Notes due October 1, 2012 (the “Parent Holdings Notes”) for $24.0 million.  This repurchase was funded from the net proceeds received by Parent Holdings in connection with the aforementioned settlement.  Prior to that repurchase, Parent Holdings entered into a supplemental indenture to the indenture governing Parent Holdings Notes to remove substantially all of the restrictive and reporting covenants set forth in such indenture, as well as certain events of default and related provisions.  Accordingly, Parent Holdings is no longer obligated to file reports with the Securities and Exchange Commission.  As of February 28, 2009 (after the repurchase described herein) there was approximately $108.7 million of indebtedness related to Parent Holdings Notes.

Deferred tax benefits of net operating losses generated by AAC that will be utilized by Parent Holdings in the 2009 consolidated tax return to offset the income generated from the aforementioned settlement and repurchase transactions were transferred from AAC to Intermediate Holdings and then to Parent Holdings in the second quarter of 2009.  This transfer was accounted for as a distribution by AAC to Intermediate Holdings and then to Parent Holdings which is reflected as a reduction to paid in capital and a reduction of a deferred tax asset at AAC and Intermediate Holdings.

Results of Operations

Three Months Ended February 28, 2009 Compared to Three Months Ended February 23, 2008

The following tables set forth selected information for Intermediate Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	Intermediate Holdings
	For the Three	% of	For the Three	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	February 28, 2009	Sales	February 23, 2008	Sales
Net sales	$56,114	100.0%	$60,628	100.0%
Cost of sales	25,107	44.7%	26,865	44.3%
Gross profit	31,007	55.3%	33,763	55.7%
Selling, general & administrative expenses	31,030	55.3%	31,744	52.4%
Operating income (loss)	(23)	(0.0)%	2,019	3.3%
Interest expense, net	7,413	13.2%	8,350	13.7%
Loss from continuing operations before income taxes	(7,436)	(13.2)%	(6,331)	(10.4)%
Benefit for income taxes	(3,320)	(5.9)%	(2,948)	(4.9)%
Loss from continuing operations	(4,116)	(7.3)%	(3,383)	(5.5)%
Discontinued operations:
Loss from discontinued operations before income taxes	-	-%	(38)	(0.1)%
Benefit for income taxes	-	-%	(15)	(0.0)%
Loss from discontinued operations	-		(23)	(0.1)%
Net loss	$(4,116)	(7.3)%	$(3,406)	(5.6)%

	AAC
	For the Three	% of	For the Three	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	February 28, 2009	Sales	February 23, 2008	Sales
Net sales	$56,114	100.0%	$60,628	100.0%
Cost of sales	25,107	44.7%	26,865	44.3%
Gross profit	31,007	55.3%	33,763	55.7%
Selling, general & administrative expenses	31,030	55.3%	31,744	52.4%
Operating loss	(23)	(0.0)%	2,019	3.3%
Interest expense, net	3,931	7.0%	5,176	8.5%
Loss from continuing operations before income taxes	(3,954)	(7.0)%	(3,157)	(5.2)%
Benefit for income taxes	(1,501)	(2.7)%	(1,258)	(2.1)%
Loss from continuing operations	(2,453)	(4.4)%	(1,899)	(3.1)%
Discontinued operations:
Loss from discontinued operations before income taxes	-	-%	(38)	(0.1)%
Benefit for income taxes	-	-%	(15)	(0.0)%
Loss from discontinued operations	-	-%	(23)	(0.1)%
Net loss	$(2,453)	(4.4)%	$(1,922)	(3.2)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $4.5 million, or 7.4%, to $56.1 million for the three months ended February 28, 2009 from $60.6 million for the three months ended February 23, 2008. The following details the changes in net sales during such periods by business segment.

     Class Rings. Net sales decreased $3.7 million to $29.2 million for the three months ended February 28, 2009 from $32.9 million for the three months ended February 23, 2008. The decrease in net sales in class ring sales was primarily a result of lower sales volumes and change in product mix from gold to other metals due to softness in the economy.

    Yearbooks. Net sales decreased $0.6 million to $1.7 million for the three months ended February 28, 2009 from $2.3 million for the three months ended February 23, 2008. The decrease in net sales was primarily the result of lower contract volume and a decrease in the average contract value from the second quarter of fiscal 2008 due to contract mix and softness in the economy.

     Graduation Products. Net sales increased $0.3 million to $15.8 million for the three months ended February 28, 2009 from $15.5 million for the three months ended February 23, 2008. The increase in net sales was primarily the result of timing of shipments between the second and third quarters of fiscal 2009 compared to the comparable quarters of fiscal 2008.  This increase was partially offset by a decrease due to lower sales volume and product mix.

     Other. Net sales decreased $0.5 million to $9.5 million for the three months ended February 28, 2009 from $10.0 million for the three months ended February 23, 2008. The decrease in net sales was primarily related to a decline in sales of personalized family jewelry due to softness in the economy, partially offset by an increase in professional championship rings.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 55.3% for the three months ended February 28, 2009, a 0.4 percentage point decrease from 55.7% for the three months ended February 23, 2008. Overall, gross profit decreased $2.8 million. The decrease in gross profit was primarily a result of the sales declines and higher cost of gold, partially offset by cost savings from efficiencies realized from improvements in our manufacturing processes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.7 million, or 2.2%, to $31.0 million for the three months ended February 28, 2009 from $31.7 million for the three months ended February 23, 2008. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

     Selling and marketing expenses decreased $0.7 million to $20.8 million or 37.1% of net sales, for the three months ended February 28, 2009 from $21.5 million or 35.6% of net sales, for the three months ended February 23, 2008 due to decreased marketing expenditures.

     General and administrative expenses for the three months ended February 28, 2009 were $10.2 million, or 18.2% of net sales, as compared to $10.2 million, or 16.8% of net sales, for the three months ended February 23, 2008.

Operating Loss.  As a result of the foregoing, operating loss was $0.02 million, or less than 0.1% of net sales, for the three months ended February 28, 2009 as compared with operating income of $2.0 million, or 3.3% of net sales, for the three months ended February 23, 2008.

The class rings segment reported operating income of $1.7 million for the three months ended February 28, 2009 as compared with operating income of $3.8 million for the three months ended February 23, 2008. The yearbooks segment reported operating loss of $4.8 million for the three months ended February 28, 2009 as compared with operating loss of $5.5 million for the three months ended February 23, 2008. The graduation products segment reported operating income of $3.1 million for the three months ended February 28, 2009 as compared with operating income of $3.8 million for the three months ended February 23, 2008. The other segment reported an operating income of $0.0 million for the three months ended February 28, 2009 as compared with operating loss of $0.1 million for the three months ended February 23, 2008.

Interest Expense, Net. For Intermediate Holdings, net interest expense was $7.4 million for the three months ended February 28, 2009 and $8.4 million for the three months ended February 23, 2008. The average debt outstanding of Intermediate Holdings for the three months ended February 28, 2009 and the three months ended February 23, 2008 was $340 million and $362 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the three months ended February 28, 2009 and the three months ended February 23, 2008 was 8.4% and 8.7%, respectively.

     For AAC, net interest expense was $3.9 million for the three months ended February 28, 2009 and $5.2 million for the three months ended February 23, 2008. The average debt outstanding of AAC for the three months ended February 28, 2009 and the three months ended February 23, 2008 was $209 million and $239 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended February 28, 2009 and the three months ended February 23, 2008 was 7.0% and 7.8%, respectively.

Benefit for Income Taxes. For the three months ended February 28, 2009 and February 23, 2008, Intermediate Holdings recorded an income tax benefit of $3.3million and $2.9 million, respectively, which represents an effective tax rate of 45% and 47%, respectively. The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt. Intermediate Holdings’ effective rates for the three months ended February 28, 2009 and February 23, 2008 represent an estimate of the annual federal and state income tax rate.

     For the three months ended February 28, 2009 and February 23, 2008, AAC recorded an income tax benefit of $1.5 million and $1.3 million, respectively, which represents an effective tax rate of 38% and 40%, respectively.  The effective tax rates vary from the statutory federal rate due to the impact of state income taxes. AAC’s effective rates for the three months ended February 28, 2009 and February 23, 2008 represent an estimate of the annual federal and state income tax rate.

Loss from Discontinued Operations.  As described in “Significant Developments”, the results of operations of the achievement publications business are reported as discontinued operations.  Loss from discontinued operations before income taxes during the three months ended February 23, 2008 was $0.04 million.

Six Months Ended February 28, 2009 Compared to Six Months Ended February 23, 2008

The following tables set forth selected information Intermediate Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	Intermediate Holdings
	For the Six	% of	For the Six	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	February 28, 2009	Sales	February 23, 2008	Sales
Net sales	$105,327	100.0%	$112,568	100.0%
Cost of sales	50,158	47.6%	52,182	46.4%
Gross profit	55,169	52.4%	60,386	53.6%
Selling, general & administrative expenses	57,519	54.6%	61,090	54.2%
Operating loss	(2,350)	(2.2)%	(704)	(0.6)%
Interest expense, net	15,286	14.5%	16,521	14.7%
Loss from continuing operations before income taxes	(17,636)	(16.7)%	(17,225)	(15.3)%
Benefit for income taxes	(7,638)	(7.3)%	(7,540)	(6.7)%
Loss from continuing operations	(9,998)	(9.5)%	(9,685)	(8.6)%
Discontinued operations:
Loss from discontinued operations before income taxes	-	-%	(7,128)	(6.3)%
Benefit for income taxes	-	-%	(2,787)	(2.4)%
Loss from discontinued operations	-		(4,341)	(3.9)%
Net loss	$(9,998)	(9.5)%	$(14,026)	(12.5)%

	AAC
	For the Six	% of	For the Six	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	February 28, 2009	Sales	February 23, 2008	Sales
Net sales	$105,327	100.0%	$112,568	100.0%
Cost of sales	50,158	47.6%	52,182	46.4%
Gross profit	55,169	52.4%	60,386	53.6%
Selling, general & administrative expenses	57,519	54.6%	61,090	54.2%
Operating loss	(2,350)	(2.2)%	(704)	(0.6)%
Interest expense, net	8,368	7.9%	10,281	9.2%
Loss from continuing operations before income taxes	(10,718)	(10.2)%	(10,985)	(9.8)%
Benefit for income taxes	(4,120)	(3.9)%	(4,348)	(3.9)%
Loss from continuing operations	(6,598)	(6.3)%	(6,637)	(5.9)%
Discontinued operations:
Loss from discontinued operations before income taxes	-	-%	(7,128)	(6.3)%
Benefit for income taxes	-	-%	(2,787)	(2.4)%
Loss from discontinued operations	-	-%	(4,341)	(3.9)%
Net loss	$(6,598)	(6.3)%	$(10,978)	(9.8)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $7.3 million, or 6.5%, to $105.3 million for the six months ended February 28, 2009 from $112.6 million for the six months ended February 23, 2008. The following details the changes in net sales during such periods by business segment.

     Class Rings. Net sales decreased $5.7 million to $59.8 million for the six months ended February 28, 2009 from $65.5 million for the six months ended February 23, 2008. The decrease in net sales in class ring sales was primarily a result of lower sales volumes and change in product mix from gold to other metals due to softness in the economy, partially offset by an increase in average selling price of college class rings.

    Yearbooks. Net sales decreased $1.9 million to $10.1 million for the six months ended February 28, 2009 from $12.0 million for the six months ended February 23, 2008. The decrease in net sales was the result of timing of shipments between the fourth quarter of 2008 and the first quarter of 2009 and a result of softness in the economy. This decrease was partially offset by a higher average contract value due to contract mix.

     Graduation Products. Net sales increased $0.2 million to $19.1 million for the six months ended February 28, 2009 from $18.9 million for the six months ended February 23, 2008. The increase in net sales was primarily the result of timing of shipments between the second and third quarters of fiscal 2009 compared to the comparable quarters of fiscal 2008.  This increase was partially offset by a decrease due to lower sales volume and product mix.

     Other. Net sales increased $0.2 million to $16.4 million for the six months ended February 28, 2009 from $16.2 million for the six months ended February 23, 2008. The increase in net sales was primarily related to an increase in professional championship rings, partially offset by a decline in sales of personalized family jewelry due to softness in the economy.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 52.4% for the six months ended February 28, 2009, a 1.2 percentage point decrease from 53.6% for the six months ended February 23, 2008. Overall, gross profit decreased $5.2 million. The decrease in gross profit was primarily a result of the sales declines and higher cost of gold, partially offset by cost savings from efficiencies realized from improvements in our manufacturing processes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.6 million, or 5.9%, to $57.5 million for the six months ended February 28, 2009 from $61.1 million for the six months ended February 23, 2008. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

     Selling and marketing expenses decreased $3.1 million to $37.5 million or 35.6% of net sales, for the six months ended February 28, 2009 from $40.6 million or 36.1% of net sales, for the six months ended February 23, 2008 due to decreased marketing expenditures and lower commissions.

     General and administrative expenses for the six months ended February 28, 2009 were $20.0 million, or 19.0% of net sales, as compared to $20.5 million, or 18.2% of net sales, for the six months ended February 23, 2008. The decrease in general and administrative expenses was primarily the result of decreases in professional fees and consulting fees.

Operating Loss.  As a result of the foregoing, operating loss was $2.4 million, or 2.2% of net sales, for the six months ended February 28, 2009 as compared with operating loss of $0.7 million, or 0.6% of net sales, for the six months ended February 23, 2008.

The class rings segment reported operating income of $4.9 million for the six months ended February 28, 2009 as compared with operating income of $6.5 million for the six months ended February 23, 2008. The yearbooks segment reported operating loss of $8.6 million for the six months ended February 28, 2009 as compared with operating loss of $8.8 million for the six months ended February 23, 2008. The graduation products segment reported operating income of $2.0 million for the six months ended February 28, 2009 as compared with operating income of $2.1 million for the six months ended February 23, 2008. The other segment reported an operating loss of $0.7 million for the six months ended February 28, 2009 as compared with operating loss of $0.5 million for the six months ended February 23, 2008.

Interest Expense, Net. For Intermediate Holdings, net interest expense was $15.3 million for the six months ended February 28, 2009 and $16.5 million for the six months ended February 23, 2008. The average debt outstanding of Intermediate Holdings for the six months ended February 28, 2009 and the six months ended February 23, 2008 was $350 million and $365 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the six months ended February 28, 2009 and the six months ended February 23, 2008 was 8.4% and 8.7%, respectively.

     For AAC, net interest expense was $8.4 million for the six months ended February 28, 2009 and $10.3 million for the six months ended February 23, 2008. The average debt outstanding of AAC for the six months ended February 28, 2009 and the six months ended February 23, 2008 was $218 million and $244 million, respectively. The weighted average interest rate on debt outstanding of AAC for the six months ended February 28, 2009 and the six months ended February 23, 2008 was 7.2% and 8.0%, respectively.

Benefit for Income Taxes. For the six months ended February 28, 2009 and February 23, 2008, Intermediate Holdings recorded an income tax benefit of $7.6 million and $7.5 million, respectively, which represents an effective tax rate of 43% and 44%, respectively. The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt. Intermediate Holdings’ effective rates for the six months ended February 28, 2009 and February 23, 2008 represent an estimate of the annual federal and state income tax rate.

     For the six months ended February 28, 2009 and February 23, 2008, AAC recorded an income tax benefit of $4.1 million and $4.3 million, respectively, which represents an effective tax rate of 38% and 40%, respectively.  The effective tax rates vary from the statutory federal rate due to the impact of state income taxes. AAC’s effective rates for the six months ended February 28, 2009 and February 23, 2008 represent an estimate of the annual federal and state income tax rate.

Loss from Discontinued Operations.  As described in “Significant Developments”, the results of operations of the achievement publications business are reported as discontinued operations.  Loss from discontinued operations before income taxes during the six months ended February 23, 2008 was $7.1 million and included charges of $5.5 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment and charges of approximately $0.7 million related to contract termination and employee severance costs.

Liquidity and Capital Resources

     Operating Activities.  Operating activities for Intermediate Holdings provided $41.0 million of cash for the six months ended February 28, 2009 compared to cash provided of $39.0 million for the six months ended February 23, 2008. Operating activities for AAC provided $40.5 million of cash for the six months ended February 28, 2009 compared to cash provided of $39.0 million for the six months ended February 23, 2008. Cash provided by operating activities during fiscal year 2009 was favorably impacted by lower interest payments partially offset by lower earnings and higher working capital. Cash provided by operating activities in fiscal year 2008 was negatively impacted by the losses incurred and higher working capital requirements of the discontinued achievement publications segment.

     Investing Activities.   Capital expenditures for the six months ended February 28, 2009 were $3.1 million compared to capital expenditures of $5.4 million for the six months ended February 23, 2008. Our projected capital expenditures for the entire fiscal year 2009 are expected to be between $6.0 million and $7.0 million.

     Financing Activities.   During the six months ended February 28, 2009, cash was used to pay down $28.5 million of the term loan, of which $2.5 million were mandatory payments.  During the six months ended February 23, 2008, cash was used to pay down $6.2 million of the term loan, of which approximately $0.7 million were mandatory payments and there were net payments under the revolving credit facility of $7.8 million.

      Capital Resources.  We have a significant amount of indebtedness. On February 28, 2009, Intermediate Holdings had total indebtedness of $328.5 million, of which $131.5 million was 10.25% senior discount notes, $150.0 million was 8.25% senior subordinated notes and $47.0 million was indebtedness under the existing senior secured credit facility. We also have $38.3 million in available revolving loan borrowings under our senior secured credit facility as of February 28, 2009.  We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.

Interest accrued on the 10.25% senior discount notes in the form of an increase in the accreted value of the notes through October 1, 2008. Thereafter, cash interest on the 10.25% senior discount notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009 at a rate of 10.25% per annum.

At February 28, 2009, Parent Holdings had indebtedness in addition to the indebtedness at Intermediate Holdings and AAC of $116.2 million, of which $108.7 million consisted of the Parent Holdings Notes and $7.5 million consisted of mandatory redeemable series A preferred stock of Parent Holdings.

Interest accrues on the Parent Holdings Notes at 16.75% per annum.  Through April 2011, interest on such notes is payable in the form of additional notes semi-annually in arrears on April 1 and October 1 of each year.  On October 1, 2011 and thereafter, interest will be payable in cash semi-annually in arrears on April 1 and October 1 of each year.  The Parent Holdings Notes mature on October 1, 2012.  At maturity, Parent Holdings is required to repay the notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest through the maturity date.

The holders of the mandatory redeemable preferred stock of Parent Holdings are entitled to receive cumulative dividends at a rate of 14% per annum, when, as and if declared by the board of directors of Parent Holdings.  The redemption obligation for the mandatory redeemable preferred stock of Parent Holdings matures in January 2013.

We expect that cash generated from operating activities and availability under the senior secured credit facility will be our principal sources of liquidity. Due to the current unfavorable economic environment, we expect continued softness in sales for the rest of this year and into next year.  We expect our productivity initiatives and cost containment measures to partially offset the impact of lower sales on our operating income. We expect most of our net operating loss carryforward will be utilized by the end of fiscal year 2009, which will impact our future cash outflows for income taxes.  Based on our current and planned level of operations, we believe our cash flow from operations, available cash on hand and available borrowings under the senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months.

Off Balance-Sheet Obligations

     Gold Consignment Agreement.  On March 25, 2004, we signed the First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold with The Bank of Nova Scotia. Under this agreement, we have an ability to have on consignment gold with aggregate value less than or equal to the lowest of: (i) the dollar value of 27,000 troy ounces of gold, (ii) $14.2 million or (iii) a borrowing base, calculated based on a percentage of the gold held at our facilities and other approved locations, as specified by the agreement. Under the terms of this arrangement, we do not own the consigned gold nor do we have risk of loss related to price variance on such inventory until we pay The Bank of Nova Scotia for quantities purchased. Accordingly, we do not reflect the value of consigned gold in our inventory, nor do we reflect the corresponding liability for financial statement purposes. As of February 28, 2009, we held consigned gold valued at $3.2 million, while as of August 30, 2008 we held no consigned gold.

On March 4, 2009, we received notice from The Bank of Nova Scotia electing to terminate the consignment agreement.  The termination is pursuant to a provision in the agreement allowing either party to terminate the agreement upon 60 days written notice without cause.  The termination will be effective May 5, 2009.  We do not anticipate replacing the consignment agreement at this time and instead may use availability under our revolving credit facility to finance purchases of gold going forward.

     Letters of Credit.  As of February 28, 2009, and August 30, 2008, we had commitments for $1.7 million and $2.1 million on letters of credit outstanding, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have exposure to market risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements. Each quarter point change in interest rates on our senior secured credit facility, which bears interest at variable rates, would result in a $0.2 million change in annual interest expense, assuming the entire revolving loan was drawn.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report in enabling us to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.   Additionally, our Chief Executive Officer and Chief Financial Officer determined that during our most recent fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a)	Exhibits

EXHIBIT
NUMBER	DESIGNATION
3.1	Amended and Restated Certificate of Incorporation of AAC Group Holding Corp. (incorporated by reference to Exhibit 3.1 to AAC Group Holding Corp.’s Form 8-K as filed on January 24, 2006).

3.2	Certificate of Amendment of Certificate of Incorporation of AAC Group Holding Corp., filed with the Delaware Secretary of State on December 28, 2007.

3.3	Certificate of Incorporation of American Achievement Corporation (incorporated by reference to Exhibit 3.1 to American Achievement Corporation’s Form S-4/A as filed on March 14, 2002).

3.2	Certificate of Amendment of Certificate of Incorporation of American Achievement Corporation, filed with the Delaware Secretary of State on December 28, 2007.

31.1	CEO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: April 14, 2009

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DONALD J. PERCENTI
Donald J. Percenti
CHIEF EXECUTIVE OFFICER
(principal executive officer)

By:	/s/ KRIS G. RADHAKRISHNAN
Kris G. Radhakrishnan
CHIEF FINANCIAL OFFICER
(principal financial officer)