Form 10-K
period 2009-08-29
AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2009-11-18
CIK 1168468, 1311835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 29, 2009
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

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No☐

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☐    No ☑. Although the registrants are not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrants have filed all reports for the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ⁭                                                                                                   Accelerated filer ⁭
Non-accelerated filer ☑(do not check if smaller reporting company)      Smaller reporting company ⁭

Indicate by check mark whether any of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑.

Number of shares outstanding of AAC Group Holding Corp. as of October 31, 2009: 100 shares of common stock.
Number of shares of American Achievement Corporation outstanding as of October 31, 2009: 100 shares of common stock.

This Form 10-K is a combined annual report being filed separately by AAC Group Holding Corp. and American Achievement Corporation. Unless the context indicates otherwise, any reference in this report to “Intermediate Holdings” refers to AAC Group Holding Corp. and “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Intermediate Holdings. The “Company”, “we”, “us” and “our” refer to AAC Group Holding Corp. together with American Achievement Corporation.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 29, 2009

Explanatory Note

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

PART I

Item 1. Business

Registrants

AAC Group Holding Corp. (“Intermediate Holdings”), formed in November 2004, owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of American Achievement Corporation (“AAC”).  Intermediate Holdings conducts all of its business through AAC Holding Corp. and AAC and its subsidiaries. Intermediate Holdings and AAC are treated as entities under common control. Accordingly, the financial results are being presented for Intermediate Holdings for all periods for which the financial results of AAC are presented.  The financial results of Intermediate Holdings prior to its formation represent entirely those of its wholly owned indirect subsidiary, AAC. Unless the context indicates otherwise, any reference in this report to “Intermediate Holdings” refers to AAC Group Holding Corp. and “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Intermediate Holdings. The “Company”, “we”, “us”, and “our” refer to AAC Group Holding Corp. together with American Achievement Corporation.

General

We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, and recognition products and affinity jewelry in the United States. We market and sell yearbooks to the college, high school, junior high school and elementary school markets. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the college, high school and junior high school markets. We also sell jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

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

On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into AAC, with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. The merger was financed by a cash equity investment by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under AAC’s senior secured credit facility and the issuance of AAC’s 8.25% senior subordinated notes due 2012.  In November 2004, AAC Holding Corp. underwent a recapitalization transaction pursuant to which its stockholders exchanged their shares of AAC Holding Corp. common stock for shares of Intermediate Holdings common stock and, as a result, AAC Holding Corp. became a wholly owned subsidiary of Intermediate Holdings.

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

As fully described under the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, during the first quarter of fiscal year 2008, we decided to shut down the operations of our achievement publications segment, which produced, marketed and sold publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers.  All shutdown activities were substantially complete prior to November 24, 2007 and were fully complete by May 31, 2008.

Business Segments

Our product business segments consist of four principal categories: Class Rings, Yearbooks, Graduation Products and Other. Sales for these segments for the most recent three fiscal years were:

($ in thousands)	Fiscal Year Ended
Segment	August 29, 2009	August 30, 2008	August 25, 2007
Class Rings	$108,568	$120,282	$120,949
Yearbooks	108,705	115,084	115,207
Graduation Products	42,012	45,846	44,428
Other	30,375	32,191	30,004
Total	$289,660	$313,403	$310,588

The table below sets forth our principal product lines, various brand names, and the distribution channels through which we sell our products.

Product Lines	Brand Names	Distribution Channel
High School Class Rings:	ArtCarved®	Independent jewelry stores Jewelry chains
	ArtCarved Class Rings®	Independent jewelry stores Jewelry chains
	Balfour®	On-campus On-line
	Keystone Class Rings®	Mass merchandisers On-line
	Master Class Rings®	Mass merchandisers
	R. Johns®	Independent jewelry stores
College Class Rings:	Balfour®	College bookstores Direct marketing On-line
Yearbooks:	Taylor Publishing	On-campus On-line
High School Graduation Products:	Balfour®	On-campus On-line
College Graduation Products:	Balfour®	Direct marketing College bookstores On-line
	CB Grad	College bookstores On-line
Affinity Group Jewelry:	Keepsake®	Direct marketing On-line
	R. Johns®	Direct marketing
	Balfour®	Direct marketing
Personalized Fashion Jewelry:	Celebrations of Life®	Independent jewelry stores Jewelry chains
	ArtCarved®	Independent jewelry stores Jewelry chains Mass merchandisers
	Keepsake®	Mass merchandisers On-line
	Generations of Love®	Mass merchandisers
	Namesake®	Mass merchandisers On-line
Fan Affinity Sports Jewelry:	Balfour Sports®	Mass merchandisers Catalogues
Professional Sports Championship Jewelry:	Balfour®	Direct marketing
Commercial Printing:	Taylor Publishing	Direct marketing
	Taylor Specialty Books	Direct marketing
Other Recognition Products:	Balfour®	On-campus
	Powers	Sporting goods stores
	Keepsake Fine Paper®	Mass merchandisers

Class Rings

We manufacture class rings for high school, college and university students and, to a lesser extent, junior high school students. Our rings are marketed under various brand names, including ArtCarved, Balfour, R. Johns, Keystone and Master Class Rings. Our ArtCarved and Balfour brand names have been known in the market place for over 68 years and 95 years, respectively. For most of the schools that we serve, we are the sole on-campus class ring supplier. Our independent sales representatives operate under contracts with us and coordinate ring design, promotion and order processing.

We custom manufacture each ring. We maintain an extensive inventory of unique proprietary ring dies.  The production process takes approximately two to eight weeks from receipt of the customer’s order to product shipment, depending on style, option selections and new or custom tooling requirements. We use computer aided design software to quickly and cost-effectively convert new custom designs such as school seals, mascots and activities into physical tools capable of producing rings in large quantities. Rings are generally produced only upon receipt of a customer order and deposit, which reduces our credit risk. We manufacture many of the products in this segment in our own facilities and some of the products are also manufactured at independent overseas manufacturers.  Class ring products contributed approximately 37%, 38% and 39% of our net sales in fiscal years 2009, 2008 and 2007, respectively.

Yearbooks

We produce yearbooks for college, high school, junior high school and elementary school students. We also publish specialty commercial books including military yearbooks, which, for example, commemorate naval tours of duty at sea. We are one of the leading providers of yearbooks. All of our yearbooks are sold under the Taylor Publishing brand name.

We typically enter into one-year contracts with schools, although some of our contracts are multi-year agreements. Our independent sales representatives operate under contracts with us and develop strong relationships with schools as they assist students and faculty advisors throughout the design process and provide technical and marketing support. We have made major advances in yearbook systems and design. We believe we were the first yearbook provider to fully integrate digital technology throughout our production process which has led to increased output speed and enhanced print quality. We provide our customers with exceptional versatility and productivity in publishing their yearbook through the use of online desktop publishing technology.

We publish yearbooks in our own facilities. Since 1993, we have made significant expenditures on proprietary software and hardware to support electronic platforms for creating, transmitting and managing yearbook production and printing technology. We also offer full production support for off-the-shelf desktop publishing tools. We have upgraded our printing presses and fully integrated digital technology throughout our production process to, among other things, increase the speed of output and automatically monitor ink flow and control color composition. This new technology allows Taylor to fulfill the dominant customer need in the industry over the past several years; high-quality full-color printing. The foregoing technology upgrades and enhancements have enabled us to reduce manufacturing costs and improve on-time delivery, performance and print quality. Yearbook products contributed approximately 38% of our net sales in fiscal year 2009 and 37% in fiscal years 2008 and 2007.

Graduation Products

We offer a full array of graduation products to high school and college students through our network of independent class ring sales representatives, as well as through college bookstores. Our graduation product line includes personalized graduation announcements, name cards, thank you notes, diplomas, mini diplomas, diploma covers, certificates, appreciation gifts, graduation soft goods and other fine paper accessory items. In addition to our fine paper accessories, we also offer caps and gowns for high school and college students. Most of our graduation products are sold under the Balfour or CB Grad brand names.

A majority of our graduation products are personalized to some degree and have short production runs and cycles. We manufacture these products at our own facilities and distribute them through our independent high school class ring sales representatives and college bookstores.  Graduation products contributed approximately 15% of our net sales in each of the fiscal years 2009 and 2008 and 14% in fiscal year 2007.

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

•
Personalized Fashion Jewelry. Our personalized fashion jewelry products include rings commemorating children’s birth dates, featuring a level of personalization, such as birthstones and names. We also sell other personalized jewelry, such as necklaces and bracelets.  We provide personalized family jewelry under our Celebrations of Life, ArtCarved, Generations of Love, Keepsake and Namesake brand names.

•
Professional Sports Championship Jewelry. We provide sports championship jewelry for professional teams and their members and have, for example, produced several World Series, Super Bowl and Stanley Cup rings, including all of the rings for the New York Yankees’ 26 championships, and most recently supplied the 2007 Boston Celtics National Championship rings. We provide sports championship jewelry under the Balfour brand.

•	Commercial Printing. We provide a variety of printing products for the commercial market. We provide these products under the Taylor Publishing and Taylor Specialty Books brands.

•
Other Recognition Products.  Our other recognition products include letter jackets, loose and applied chenille, inserts, pins, banners, and embroidered soft goods that commemorate accomplishments in sports, band or other school based organizations.  Our products are marketed under Balfour to on-campus and Powers to sporting goods retailers.  These products are also marketed to corporations and businesses as corporate affinity products.

We manufacture many of the products in this segment in our own facilities and some of the products are also manufactured at independent overseas manufacturers.  Other products contributed approximately 10% of our net sales in each of the fiscal years 2009, 2008 and 2007.

Sales and Marketing

At the high school level, class rings are sold through two distribution channels: independent sales representatives selling directly to students on campus and on-line; and retail stores. Our high school class rings are sold by retailers including independent jewelry retailers, many of the nation’s largest jewelry chains, including Zales, Gordons and Sterling, and by mass merchandisers, such as Wal-Mart, JC Penney, and K-Mart. We sell different brands and product lines in retail stores in order to enable them to differentiate their products from those sold by our independent sales representatives directly to students at schools and on-line. College rings are sold primarily through college bookstores and colleges by our employee sales representatives. Historically, college bookstores have been owned and operated by academic institutions. Over the last several years, an increasing number of college bookstores have been leased to contract operators, primarily Barnes and Noble Bookstores and Follett Corporation, with whom we have longstanding relationships. Decisions to include our products are typically made on a national basis by each bookstore operator.

Yearbooks are produced under an exclusive contract with each school for the academic year and are sold directly to students by the school. Under the terms of the contract, the school agrees to pay us a base price for producing the yearbook. This price sometimes increases between order receipt and production as a result of enhancements to the contract specifications, such as additional color pages. Our independent yearbook sales representatives call on schools at the contract stage and coordinate with the school’s yearbook committee to ensure satisfactory quality and service throughout the contract term.

Graduation products are sold directly to students through our network of independent high school class ring sales representatives and in college bookstores and colleges through our network of employee and independent sales representatives.

Other products are sold through a variety of distribution channels, including direct marketing, mass merchandisers, catalogs and retail stores.  Several of our products are also marketed on-line.

We compensate our independent sales representatives and college bookstores on a commission basis. Some colleges also receive compensation in the form of royalty payments.  Independent sales representatives also receive a monthly advance against commissions earned, although all expenses, including promotional materials made available by us, are the responsibility of the representative. Our independent sales representatives operate under exclusive contracts that include non-compete arrangements. Our independent high school class ring and independent yearbook sales representatives have average tenures with our company of approximately 13 and 8 years, respectively.   Employee sales representatives receive a combination of salary and bonus incentives.

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

The marks registered pursuant to applicable intellectual property laws are listed in the table of our product lines in "Business Segments" herein.  These marks and the various logos related to the brands are the property of AAC or its subsidiaries.

Competition

We face competition for most of our principal products.  While the class ring, graduation products and yearbook markets were once highly concentrated and consisted primarily of a few large national manufacturers (of which we were one) advances in technology and the emergence of international manufacturing have significantly lowered the costs of entry.  Additionally, traditional yearbook and graduation products businesses now face considerable competition from regional and local printers and internet-based purveyors of yearbook and alternative web-based virtual products.  Competition from alternative sales channels is robust in virtually all market categories.

 Our principal competitors in the class ring and graduation products markets are Jostens, Inc. and Herff Jones, Inc., both of which compete with us nationally across all product lines. Our principal competitors in the yearbook market are Jostens, Inc., Herff Jones, Inc. and Walsworth Publishing Company. All competitors in the scholastic products market compete primarily on the basis of quality, marketing and customer service and, to a lesser extent, price.

Our affinity group jewelry products, fan affinity sports jewelry and products and our professional sports championship jewelry businesses compete with Jostens, Inc. and, to a lesser extent, with various other companies. Our personalized fashion jewelry products compete mainly with smaller regional companies. We compete with our affinity product competitors primarily on the basis of quality, marketing, customer service and price.

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

Prices of these materials, especially gold, continually fluctuate. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case. We periodically reset our prices to reflect the then current prices of raw materials. In addition, we may engage in various hedging transactions to reduce the effects of fluctuations in the price of gold. We also negotiate paper prices on an annual basis so that we are able to estimate yearbook and graduation announcement costs with greater certainty.

Seasonality

The seasonal nature of our various businesses tends to be tempered by our broad product mix. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are also seasonal with highest sales during the winter holiday season and in the period leading up to Mother’s Day.

We have experienced operating losses during our first and fourth fiscal quarters, which include the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

Backlog

Because of the nature of our business, all orders (except yearbooks) are generally filled between two and eight weeks after the time of placement. We enter into yearbook contracts several months prior to delivery. While yearbook base prices are established at the time of order, final prices are often not calculated at that time since the content typically changes prior to publication. We estimate (calculated on the basis of the base price of yearbooks ordered) that the backlog of orders was approximately $104 million as of August 29, 2009, almost exclusively related to student yearbooks. We expect substantially all of this backlog to be filled in fiscal 2010.

Employees

Given the seasonality of our business, the size of our employee base fluctuates throughout the year, with the number typically being highest during September through May and lowest from June to August. As of August 29, 2009, we had approximately 1,507 employees. We believe that we maintain strong employee relationships.  Some of our production employees are represented by unions. Hourly production and maintenance employees located at our Austin, Texas manufacturing facility are represented by the UBC Local Union No. 1751 Carpenters Industrial Council. A 3-year labor agreement was reached with this union in May 2009 and covers the period June 1, 2009 through May 31, 2012. Bindery hourly production employees at our Dallas facility are represented by the Graphic Communications Conference/International Brotherhood of Teamsters Local 367M. A three year labor agreement was reached with these Bindery employees in July 2009 and covers the period July 11, 2009 through July 11, 2012.  This same union also represents the Litho employees in our Dallas facility and will enter into contract negotiations with us in February 2010 when that contract expires.

Environmental

We are subject to applicable federal, state and local laws, ordinances and regulations that establish various health and environmental quality standards. Past and present manufacturing operations subject us to environmental laws and regulations that seek to protect human health or the environment, governing among other things the use, handling and disposal or recycling of, or exposure to, hazardous or toxic substances, the remediation of contaminated sites, emissions into the air and the discharge of wastewaters. We believe that our business, operations and facilities are in substantial compliance with all material environmental laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. We believe that we have adequate environmental insurance and indemnities to sufficiently cover any currently known material environmental liabilities and that we do not currently face environmental liabilities that could have a material adverse affect on our financial condition or results of operations.

Item 1A. Risk Factors

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.

We have a significant amount of indebtedness. On August 29, 2009, our total indebtedness was $328.3 million (of which $131.5 million consisted of the 10.25% senior discount notes due October 2012, $150.0 million consisted of the 8.25% senior subordinated notes due April 2012 and $46.8 million consisted of indebtedness under the existing senior secured credit facility due March 2011).

Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;
•	increase our vulnerability to general adverse economic and industry conditions;
•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit our ability to borrow additional funds.

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures depends on our ability to generate cash. Our ability to do so, to a certain extent, is subject to general economic, financial, competitive, legislative and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations and that anticipated cost savings and operating improvements will be realized or that future borrowings will be available under the existing senior secured credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the existing senior secured credit facility, the 10.25% senior discount notes and the 8.25% senior subordinated notes on commercially reasonable terms or at all.

Repayment of the obligations of our indirect parent company could adversely affect our financial health.

As of August 29, 2009, American Achievement Group Holding Corp. (“Parent Holdings”), the indirect parent company of Intermediate Holdings, had indebtedness in addition to the indebtedness at Intermediate Holdings and AAC of $55.4 million, of which $47.9 million consisted of outstanding 12.75% Senior PIK Notes due October 1, 2012 (the “Parent Holdings Notes”) and $7.5 million consisted of mandatory redeemable series A preferred stock.  Through April 2011, interest on the Parent Holdings Notes is payable in the form of additional notes semi-annually in arrears on April 1 and October 1 of each year.  On October 1, 2011 and thereafter, interest on the Parent Holdings Notes will be payable in cash semi-annually in arrears on April 1 and October 1 of each year.  The Parent Holdings Notes mature on October 1, 2012.  At maturity, Parent Holdings is required to repay the notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest through the maturity date.  Additionally, the redemption obligation for the mandatory redeemable series A preferred stock of Parent Holdings matures in January 2013.  Accumulated undeclared dividends of Parent Holdings’ series A preferred stock at August 29, 2009 totaled $4.8 million.

Although the Parent Holdings Notes and the series A preferred stock are Parent Holdings’ unsecured obligations and are structurally subordinated to all indebtedness and other obligations of Parent Holdings’ subsidiaries, including Intermediate Holdings and AAC, in order to service this indebtedness, we will have to make dividends of cash up to Parent Holdings in amounts sufficient to repay such indebtedness.   Beginning in October 2011, such dividends may limit our cash flow available to fund working capital, capital expenditures and other general corporate purposes, and may generally exacerbate the risks associated with indebtedness as described above.  The indenture governing the 8.25% notes contains certain restrictions on AAC, including restrictions on its ability to pay dividends.

Restrictions in the indentures governing the 10.25% senior discount notes, the 8.25% senior subordinated notes and the existing senior secured credit facility may prevent us from taking actions that we believe would be in the best interest of our business.

The indentures governing the 10.25% senior discount notes, the 8.25% senior subordinated notes and the existing senior secured credit facility contain customary restrictions on us or our subsidiaries, including covenants that restrict us or our subsidiaries, as the case may be, from:

•	incurring additional indebtedness and issuing preferred stock;
•	granting liens on our assets;
•	making investments;
•	consolidating, merging with or acquiring another business;
•	selling or otherwise disposing of our assets;
•	paying dividends and making other distributions with respect to our capital stock, or purchasing, redeeming or retiring our capital stock;
•	entering into transactions with our affiliates; and
•	entering into sale and leaseback transactions.

The existing senior secured credit facility also requires AAC to meet specified financial ratios. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

The current disruptions in the financial markets could affect our ability to obtain financing on favorable terms (or at all).

The U.S. capital markets have recently experienced historic dislocations and liquidity disruptions which have caused financing to be unavailable in many cases and, even if available, have caused the cost of prospective financings to increase. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers able to find financing less attractive, and in many cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the debt and equity markets may negatively impact our ability to access financing on favorable terms or at all. In addition, Federal legislation to deal with the current disruptions in the financial markets could have an adverse affect on our ability to raise other types of financing.

The Company may find it advantageous to raise capital in order to fund operations or to refinance certain of its debt obligations prior to their maturities.  In the event that disruptions in the U.S. capital markets continue or worsen, our ability to refinance indebtedness may be materially adversely affected.

If we are unable to maintain our business or further implement our business strategy, our business and financial condition could be adversely affected.

Our ability to meet our debt service and other obligations depends significantly on how successful we are in maintaining our business and further implementing our business strategy. We may not be able to do either of the foregoing and the anticipated results of our strategy may not be realized. Our business plan envisions several long-term growth initiatives, including the development of new products. The components of our strategy are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unable to continue to successfully maintain our business and implement our business strategy, our long-term growth and profitability may be adversely affected.

In addition, the business strategy that we intend to pursue is based on our operations and strategic planning process. We may decide to alter or discontinue parts of this strategy or may adopt alternative or additional strategies. The strategies implemented may not be successful and may not improve our operating results. Further, other conditions may occur, including increased competition, which may offset any improved operating results attributable to our business strategy.

We face significant competition from various competitors.

We face competition for most of our principal products.  While the class ring, graduation products and yearbook markets were once highly concentrated and consisted primarily of a few large national manufacturers (of which we were one) advances in technology and the emergence of international manufacturing have significantly lowered the costs of entry.  As a result, we expect to meet significant competition from existing competitors with entrenched positions and may face additional competition from new competitors, with respect to our existing product lines and new products we might introduce.  Major domestic mass merchant and jewelry chain retailers now effectively compete in the class ring business and the traditional yearbook and graduation products businesses now face considerable competition from regional and local printers and internet-based purveyors of yearbook and alternative web-based virtual products.  Competition from alternative sales channels is robust in virtually all market categories.

Our future financial performance will depend, in large part, on our ability to establish and maintain an advantageous market position.  We may not be able to compete successfully with our competitors, some of whom may have greater resources, including financial resources, than we have. Some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer preferences or to devote greater resources to the promotion and sale of their products than we can.  Further, competitors might expand their product offerings, either through internal product development or acquisitions of our direct competitors. These competitors could introduce products or establish prices for their products in a manner that could adversely affect our ability to compete or result in pricing pressures. Increases in competition could have an adverse effect on our business, financial condition and results of operations. To maintain a competitive advantage, we may need to make increased investment in product development, manufacturing capabilities and sales and marketing.

The recent global market and economic conditions, as well as the effects of these conditions on our material suppliers’ businesses and our customers’ demand for our products and services, could have an adverse effect on our business.

Our business and operating results have been and will continue to be affected by global economic conditions and, in particular, conditions in our suppliers’ businesses and the market segments they serve, and our customers’ demand for our products and services. As a result of slowing global economic growth, constrained credit market conditions, declining consumer and business confidence, reduced consumer spending, increased unemployment, bankruptcies and other challenges currently affecting the global economy, our suppliers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing. Additionally, as a result of the economic downturn, existing or potential customers may delay or decline to purchase our products and related services, and our suppliers and customers may not be able to fulfill their obligations to us in a timely fashion.  Jewelry purchases are discretionary and may be affected by adverse trends in the general economy (and consumer perceptions of those trends).  As a result, any reduction in consumer discretionary spending or disposable income may affect our industry more significantly than other industries.  Economic weakness and reduced demand for our products and services may result in decreased revenue, gross margin, earnings or growth rates and increased challenges with respect to collection of customer receivables.  In addition, customer difficulties could result in increases in bad debt write-offs and to our allowance for doubtful accounts receivable.  Further, our suppliers may experience a deterioration in their financial condition as a result of the economic downturn, which may impact their viability and their ability to fulfill their obligations to us.  Economic downturns may also result in restructuring actions and associated expenses and impairment of long-lived assets, including goodwill and other intangibles. If the global economic slowdown continues for a significant period or there is significant further deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

A decrease in the availability of, or an increase in the cost of, consumer credit could have a negative impact on our business.

Our net sales include transactions involving major credit cards such as Visa, MasterCard, American Express and others.  A general decrease in the availability of such credit to customers, or an increase in the cost of such credit to customers, could have a material adverse effect on our results of operations or financial condition.  During periods of increasing consumer credit delinquencies in the retail industry generally, financial institutions may reexamine their lending practices and procedures.

Increased prices for raw materials or finished goods used in our products could adversely affect our profitability or revenues.

Numerous raw materials are used in the manufacture of our products. Gold and other metals, precious, semi-precious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. Any material long-term increase in the price of one or more of our raw materials could have a direct adverse impact on our cost of sales. In addition, we may be unable to pass on the increased costs to our customers since it could affect the demand for our products or cause our customers to choose lower priced options, which could adversely affect our revenues.  Our inability to pass on these increased costs could adversely affect our results of operations, financial condition and cash flow.

As discussed in the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the First Amended and Restated Agreement for Fee Consignment and Purchase of Gold dated March 25, 2004, between the Company and the Bank of Nova Scotia, was terminated effective May 5, 2009.  The facility with the Bank of Nova Scotia was one method by which the Company managed its risk related to fluctuations in the price of gold, and the loss of the ability to purchase gold on consignment may expose the Company to additional risk related to fluctuations in the price of gold.

Our operating results are dependent upon the market price of gold. We have no control over gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. We will at times, enter into forward sale contracts and/or put/call option contracts to hedge the effects of price fluctuations. We continually evaluate the potential benefits of engaging in these strategies based on current market conditions, but there can be no assurance that we will be able to hedge in the future on similar economic terms, or that any of the hedges we enter into will be effective. We may be exposed to nonperformance by counterparties or, during periods of significant price fluctuation, margin calls as a result of our hedging activities. Each ten percent change in the price of gold would result in a change of $2.2 million in cost of goods sold, assuming gold purchase levels approximate the levels in the fiscal year 2009. An unfavorable change in the cost of gold, or an improper hedging strategy, could adversely affect our results of operations.

Currency exchange rate fluctuations may adversely affect our results of operations.

We have been subject to market risk associated with foreign currency exchange rates. We purchase the majority of our semi-precious and synthetic stones from a single supplier in Germany. The prices for these products are denominated in Euros.  We also operate a manufacturing plant in Juarez, Mexico where we conduct business in the Mexican Peso.  In order to hedge market risk, we have from time-to-time purchased forward currency contracts; however, during the fiscal years 2009 and 2008, we did not purchase any forward contracts and did not have any such contracts outstanding. Each ten percent change in the Euro exchange rate would result in a $0.5 million change in cost of goods sold, assuming stone purchase levels approximate those levels in the fiscal 2009. Each ten percent change in the Peso would result in a $.02 million change in operating income, assuming operations approximate the levels in fiscal 2009.  An unfavorable change in the exchange rates could adversely affect our results of operations.

Many of our products or components of our products are provided by a limited number of third-party suppliers.

Virtually all of the synthetic and semi-precious stones used in our class rings are purchased from a single supplier. We believe that most of the class ring manufacturers in the United States purchase substantially all of these types of stones from this supplier. If this supplier was unable to supply us with stones, or if this supplier’s inventory of stones significantly decreased, our ability to manufacture rings featuring these stones would be adversely affected. If we were required to secure a new source for these stones, we might not be able to do so on terms as favorable as our current terms, which could adversely affect our results of operations and financial condition. Even if acceptable alternatives were found, the process of locating and securing such alternatives might be disruptive to our business. Extended unavailability of a necessary raw material or finished good used in our products could cause us to cease manufacturing one or more products for a period of time.

Our future operating results are dependent on maintaining our relationships with our independent sales representatives.

We rely on the efforts and abilities of our network of independent sales representatives to sell our class rings, yearbooks, graduation products and letter jackets. Most of our relationships with customers and schools are cultivated and maintained by our independent sales representatives. If we were to lose a significant number of our independent sales representatives, it could adversely affect our results of operations, financial condition and cash flow.

Our performance may fluctuate with the financial condition of, or loss of, our retail customers.

A portion of our jewelry products are sold through major retail stores, including mass merchandisers, jewelry store chains and independent jewelry stores. As a result, our business and financial results may be adversely impacted by adverse changes in the financial conditions of these retailers, loss of the retailer’s business, the general condition of the retail industry and the economy overall. Specifically, bankruptcy filings by these retailers could adversely affect our results of operations, financial condition and cash flow.

The seasonality of our sales may have an adverse effect on our operations and our ability to service our debt.

Our business experiences strong seasonal swings that correspond to the typical U.S. academic year. Class ring sales are highest during October through December and early spring, yearbook sales are highest during April through June, and our graduation product sales are highest during February through April. The seasonality of our businesses requires us to manage our capital carefully over the course of the year. If we fail to manage our capital effectively in response to seasonal fluctuations, or if our sales were to fall substantially below what we would normally expect during these periods, our annual financial results would be adversely impacted and our ability to service our debt could also be adversely affected.  Additionally, if we fail to monitor production and distribution accurately during these peak seasonal periods and are unable to satisfy our customers’ delivery requirements, we could jeopardize our relationships with our customers.

We are subject to environmental laws and regulations that could impose substantial costs upon us and may adversely affect our financial results.

We are subject to applicable federal, state and local laws, ordinances and regulations that establish various health and environmental quality standards. Past and present manufacturing operations subject us to environmental laws and regulations that seek to protect human health or the environment governing, among other things, the use, handling and disposal or recycling of, or exposure to, hazardous or toxic substances, the remediation of contaminated sites, emissions into the air and discharge of wastewaters. In the event that environmental liabilities are in excess of, or not covered by, our environmental insurance and indemnities, this could have a material adverse affect on our results of operations, financial condition and cash flow.

We rely on proprietary rights which may not be adequately protected.

Our efforts to protect and defend our intellectual property rights may not be successful, and the costs associated with protecting our rights in certain jurisdictions could be extensive. Third parties may initiate litigation against us asserting that our businesses infringe or otherwise violate their intellectual property rights. Our intellectual property rights may not have the value that we believe them to have, and our products or processes may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others.  The loss or reduction of any of our significant proprietary rights could hurt our ability to distinguish our products from competitors’ products and retain our leading market shares.

We depend on numerous complex information systems, and any failure to successfully maintain those systems or implement new systems could materially harm our operations.

We depend upon numerous information systems for operational and financial information and billing operations. We may not be able to maintain or enhance existing or implement new information systems. We intend to continue to invest in and administer sophisticated information systems, and we may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems. Furthermore, our information systems may require modifications, improvements or replacements that may require substantial expenditures and may require interruptions in operations during periods of implementation. Moreover, implementation of these systems is subject to the availability of information technology and skilled personnel to assist us in creating and implementing the systems. The failure to successfully implement and maintain operational, financial and billing information systems could have an adverse effect on our results of operations, financial condition and cash flow.

Our results of operations are dependent on certain principal production facilities.

We are dependent on certain key production facilities. Any disruption of production capabilities at our production facilities, including our Dallas yearbook and Austin class ring facilities, or at independent overseas manufacturers for a significant term could lead to the loss of customers during any period in which production is interrupted, and could adversely affect our business, financial condition and results of operations.

Operating internationally carries risks and uncertainties which could negatively affect our results of operations.

We maintain manufacturing facilities outside of the United States, including the operation of a manufacturing plant in Juarez, Mexico.  The Company's international operations are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk discussed above, which may include the following:

•
legal and regulatory requirements or limitations imposed by foreign governments, which are often complex and subject to variation and unexpected changes, and could result in unexpected costs and potential litigation;

•	labor practices and difficulties in staffing and managing foreign operations;
•	disruptions or delays in shipments caused by customs compliance or government agencies;
•	political, social and criminal instability;
•	health crises or similar issues; and
•	potentially adverse tax consequences.

These risks could have an adverse effect on the Company's financial position, results of operations, or cash flows.

Our stockholders’ interests may conflict with interests of our other investors.

The Company is wholly owned by American Achievement Intermediate Holding Corp. (“AAIH”), a subsidiary of Parent Holdings.  An investor group led by Fenway Partners Capital Fund II, L.P. owns a majority of the voting securities of Parent Holdings’ outstanding stock. As a result, these investors are in a position to control all matters affecting us, including controlling decisions made by our board of directors, such as the approval of acquisitions and other extraordinary business transactions, the appointment of members of our management and the approval of mergers or sales of substantially all of our assets. The interests of these investors in exercising control over our business may conflict with interests of our other investors.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

Our headquarters and principal executive offices are located at 7211 Circle S Road, Austin, Texas. A summary of the physical properties that we use follows in the table below.  We believe that our facilities are suitable for their purpose and adequate to meet our business operations requirements. The extent of utilization of individual facilities varies due to the seasonal nature of our business.

Approximate Location	Type of Property	Leased or Owned	Square Footage
Austin, TX	Corporate headquarters	Owned	23,000
Austin, TX	Jewelry manufacturing and administration	Owned	108,000
Austin, TX	Warehouse facility	Leased	38,600
Dallas, TX	Yearbook administration and manufacturing	Owned	327,000
El Paso, TX	Yearbook pre-press	Leased	50,000
El Paso, TX	Yearbook pre-press	Leased	5,493
Louisville, KY	Graduation products manufacturing	Leased	100,000
Manhattan, KS	Graduation products manufacturing	Leased	6,000
Juarez, Mexico	Jewelry manufacturing	Leased	20,000
Waco, TX	Recognition product manufacturing	Leased	51,000

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

None of our stock is publicly traded. 100% of the shares of common stock of Intermediate Holdings is held by AAIH.

Item 6. Selected Financial Data

Intermediate Holdings and AAC are treated as entities under common control. The Selected Financial Data of Intermediate Holdings prior to its formation date of November 2004 represents entirely those of its wholly-owned indirect subsidiary, AAC. For periods subsequent to the formation date, other than debt, cash, interest expense related to the debt, amortization of deferred financing costs, interest income on cash balances, and the related income taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC.

The summary historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

As fully described under the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, on October 26, 2007, the Company decided to shut down the operations of its achievement publications segment.  The results of operations of the achievement publications business are reported as discontinued operations in the consolidated statements of operations for all periods presented.

	Intermediate Holdings

	Fiscal Year Ended
	August 29,	August 30,	August 25,	August 26,	August 27,
($ in thousands)	2009	2008	2007 (1)	2006	2005
Statement of Operations Data:
Net sales	$289,660	$313,403	$310,588	$299,936	$293,678
Cost of sales	125,540	140,373	138,892	130,145	130,755
Gross profit	164,120	173,030	171,696	169,791	162,923
Selling, general and administrative expenses	124,336	132,809	126,731	129,334	133,712
Other charges (2)	3,595	-	5,262	-	-
Operating income	36,189	40,221	39,703	40,457	29,211
Interest expense, net	30,734	32,769	33,522	34,265	31,271
Income (loss) before income taxes	5,455	7,452	6,181	6,192	(2,060)
Provision (benefit) for income taxes	2,981	3,765	3,875	3,170	(456)
Income (loss) from continuing operations	2,474	3,687	2,306	3,022	(1,604)
Discontinued operations:
Income (loss) from discontinued operations before income taxes (3)	-	(6,375)	(28,406)	2,085	5,610
Provision (benefit) for income taxes	-	(9,123)	(11,108)	815	2,194
Income (loss) from discontinued operations	-	2,748	(17,298)	1,270	3,416
Net income (loss)	$2,474	$6,435	$(14,992)	$4,292	$1,812

Balance Sheet Data (at end of period):
Total assets (3)	$408,535	$442,058	$454,554	$488,198	$499,361
Total debt (4)	328,253	355,906	362,909	374,093	388,492
Total stockholder's equity (deficit) (6)	(4,818)	31,031	24,876	36,714	23,818

Other Data:
EBITDA (5)	$61,438	$59,075	$36,289	$67,618	$60,102
Capital expenditures	5,928	12,579	10,594	12,511	12,795
Depreciation and amortization	25,249	25,229	25,000	25,095	25,281

	AAC

	Fiscal Year Ended
	August 29,	August 30,	August 25,	August 26,	August 27,
($ in thousands)	2009	2008	2007 (1)	2006	2005
Statement of Operations Data:
Net sales	$289,660	$313,403	$310,588	$299,936	$293,678
Cost of sales	125,540	140,373	138,892	130,145	130,755
Gross profit	164,120	173,030	171,696	169,791	162,923
Selling, general and administrative expenses	124,336	132,809	126,731	129,334	133,712
Other charges (2)	3,595	-	5,262	-	-
Operating income	36,189	40,221	39,703	40,457	29,211
Interest expense, net	16,849	19,775	22,064	23,308	23,497
Income before income taxes	19,340	20,446	17,639	17,149	5,714
Provision for income taxes	7,933	8,122	7,986	7,092	2,423
Income from continuing operations	11,407	12,324	9,653	10,057	3,291
Discontinued operations:
Income (loss) from discontinued operations before income taxes (3)	-	(6,375)	(28,406)	2,085	5,610
Provision (benefit) for income taxes	-	(9,123)	(11,108)	815	2,194
Income (loss) from discontinued operations	-	2,748	(17,298)	1,270	3,416
Net income (loss)	$11,407	$15,072	$(7,645)	$11,327	$6,707

Balance Sheet Data (at end of period):
Total assets (3)	$403,623	$442,399	$451,744	$484,967	$495,977
Total debt (4)	196,753	225,485	245,055	267,276	291,836
Total stockholder's equity (6)	110,192	143,847	129,055	133,546	114,263

Other Data:
EBITDA (5)	$61,438	$59,075	$36,289	$67,618	$60,102
Capital expenditures	5,928	12,579	10,594	12,511	12,795
Depreciation and amortization	25,249	25,229	25,000	25,095	25,281
 _____________________________

(1)	Includes the results of Powers from April 1, 2007, the date of our acquisition of Powers.

(2)
Other charges in fiscal 2009 includes a non-cash charge of $3.6 million related to the impairment of capitalized software development costs.  Other charges in fiscal 2007 includes non-cash charges of $4.9 million for the class rings segment related to impairment of goodwill and trademarks in retail class rings, and $0.4 million for the other segment related to impairment of trademarks in personalized fashion jewelry.  See the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these charges.

(3)
As discussed in Note 7 to the Consolidated Financial Statements, we have restated the Consolidated Balance Sheets for all years presented and loss from discontinued operations for the year ended August 30, 2008.

(4)	Total debt includes all borrowings outstanding under notes, credit facilities, and capital lease obligations.

(5)
EBITDA represents net income (loss) before interest expense, income taxes, depreciation, and amortization. EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity.  Fiscal 2009, 2008 and 2007 EBITDA were unfavorably impacted by other charges of $3.6 million, $4.7 million and $28.0 million, respectively related to the write-down of certain assets, as discussed in the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(6)
Reflects distributions to Parent Holdings of $35.9 million during fiscal 2009.  See "Parent Transactions" in the "Significant Developments" Section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

EBITDA is not a defined term under generally accepted accounting principals in the United States (“GAAP”) and should not be considered an alternative to operating income or net income as a measure of operating results or to cash flows as a measure of liquidity. EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. For example, EBITDA: (i) does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (ii) does not reflect changes in or cash requirements for our working capital needs; (iii) does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debts; and (iv) excludes tax payments that represent a reduction in cash available to us. Despite these limitations, we believe that EBITDA is useful since it provides investors with additional information not available in a GAAP presentation. To compensate for these limitations, however, we rely primarily on our GAAP results and use EBITDA only supplementally.

The following sets forth a reconciliation of Intermediate Holdings’ net income (loss) to EBITDA and operating cash flow:

	Intermediate Holdings

	Fiscal Year Ended
($ in thousands)	August 29,	August 30,	August 25,	August 26,	August 27,
	2009	2008	2007	2006	2005
Income (loss) from continuing operations	$2,474	$3,687	$2,306	$3,022	$(1,604)
Interest expense, net	30,734	32,769	33,522	34,265	31,271
Provision (benefit) for income taxes	2,981	3,765	3,875	3,170	(456)
Depreciation and amortization expense	25,249	24,829	23,652	23,009	23,304
EBITDA from continuing operations	$61,438	$65,050	$63,355	$63,466	$52,515

Income (loss) from discontinued operations	$-	$2,748	$(17,298)	$1,270	$3,416
Interest expense, net	-	-	(8)	(19)	-
Provision (benefit) for income taxes	-	(9,123)	(11,108)	815	2,194
Depreciation and amortization expense	-	400	1,348	2,086	1,977
EBITDA from discontinued operations	$-	$(5,975)	$(27,066)	$4,152	$7,587

Total EBITDA(1)	$61,438	$59,075	$36,289	$67,618	$60,102
Other charges - continuing operations	$3,595	$-	$5,262	$-	$-
Other charges - discontinued operations	-	4,682	22,751	-	-
Changes in assets and liabilities	6,646	948	(14,369)	(15,623)	(335)
Deferred income taxes	2,055	(6,293)	(7,274)	3,824	1,521
Interest expense, net	(30,734)	(32,769)	(33,514)	(34,246)	(31,271)
(Provision) benefit for income taxes	(2,981)	5,358	7,233	(3,985)	(1,738)
Amortization of debt discount and deferred financing fees	2,186	1,976	1,976	1,959	1,882
Accretion of interest on 10.25% senior discount notes	1,079	12,567	11,037	10,161	7,387
Provision for doubtful accounts	2,074	198	(233)	(464)	(107)
Loss (gain) on operating lease agreement	-	(222)	961	-	-
Loss (gain) on sales of plant, property and equipment	8	13	(1,989)	79	-
Net cash provided by operating activities	$45,366	$45,533	$28,130	$29,323	$37,441

The following sets forth a reconciliation of AAC’s net income (loss) to EBITDA and operating cash flow:

	AAC

	Fiscal Year Ended
($ in thousands)	August 29,	August 30,	August 25,	August 26,	August 27,
	2009	2008	2007	2006	2005
Income from continuing operations	$11,407	$12,324	$9,653	$10,057	$3,291
Interest expense, net	16,849	19,775	22,064	23,308	23,497
Provision for income taxes	7,933	8,122	7,986	7,092	2,423
Depreciation and amortization expense	25,249	24,829	23,652	23,009	23,304
EBITDA from continuing operations	$61,438	$65,050	$63,355	$63,466	$52,515

Income (loss) from discontinued operations	$-	$2,748	$(17,298)	$1,270	$3,416
Interest expense, net	-	-	(8)	(19)	-
Provision (benefit) for income taxes	-	(9,123)	(11,108)	815	2,194
Depreciation and amortization expense	-	400	1,348	2,086	1,977
EBITDA from discontinued operations	$-	$(5,975)	$(27,066)	$4,152	$7,587

Total EBITDA(1)	$61,438	$59,075	$36,289	$67,618	$60,102
Other charges - continuing operations	$3,595	$-	$5,262	$-	$-
Other charges - discontinued operations	-	4,682	22,751	-	-
Changes in assets and liabilities	603	1,508	(14,382)	(16,010)	(379)
Deferred income taxes	6,872	(1,940)	(3,150)	7,737	4,392
Interest expense, net	(16,849)	(19,775)	(22,056)	(23,289)	(23,497)
(Provision) benefit for income taxes	(7,933)	1,001	3,122	(7,907)	(4,617)
Amortization of debt discount and deferred financing fees	1,741	1,530	1,530	1,498	1,527
Provision for doubtful accounts	2,074	198	(233)	(464)	(107)
Loss (gain) on operating lease agreement	-	(222)	961	-	-
Loss (gain) on sales of plant, property and equipment	8	13	(1,989)	79	-
Net cash provided by operating activities	$51,549	$46,070	$28,105	$29,262	$37,421

(1)
Fiscal 2009, 2008 and 2007 EBITDA were unfavorably impacted by other charges of $3.6 million, $4.7 million and $28.0 million, respectively related to the write-down of certain assets, as discussed in the "Significant Developments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes included elsewhere in this report. The consolidated financial statements, and the notes thereto, have been prepared in accordance with GAAP. All amounts are in U.S. dollars except otherwise indicated.

    The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the effects of the restatement of our consolidated financial statements. See Note 7 in the Notes to Consolidated Financial Statements.

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

General

We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, and recognition products and affinity jewelry in the United States. We market and sell yearbooks to the college, high school, junior high school and elementary school markets. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the college, high school and junior high school markets. We also sell jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

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

We experience seasonal fluctuations in our net sales tied primarily to the school year. We recorded approximately 50% of our fiscal year 2009 net sales in our third quarter. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are seasonal. The recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day. We have experienced operating losses during our first and fourth fiscal quarters, which include the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

We also have exposure to market risk relating to changes in interest rates on our variable rate debt. Our senior secured credit facility (revolver and term loan) is a variable rate arrangement.

Basis of Presentation

We present financial information relating to Intermediate Holdings, AAC and its subsidiaries in this discussion and analysis.   Intermediate Holdings owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of AAC.

Other than debt, cash, interest expense related to the debt, amortization of deferred financing costs, interest income on cash balances, and the related income taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Intermediate Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is the stock of AAC. AAC and Intermediate Holdings are treated as entities under common control.

We use a 52/53-week fiscal year ending on the last Saturday of August.  Fiscal 2009, 2008 and 2007 consisted of 52, 53 and 52 weeks, respectively.

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

On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into AAC, with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. The merger was financed by a cash equity investment by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under AAC’s senior secured credit facility and the issuance of AAC’s 8.25% senior subordinated notes due 2012.  In November 2004, AAC Holding Corp. underwent a recapitalization transaction pursuant to which its stockholders exchanged their shares of AAC Holding Corp. common stock for shares of Intermediate Holdings common stock and, as a result, AAC Holding Corp. became a wholly owned subsidiary of Intermediate Holdings.

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

During the first quarter of fiscal year 2008, we decided to shut down the operations of our achievement publications segment, which produced, marketed and sold publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers.  All shutdown activities were substantially complete prior to November 24, 2007 and were fully complete by May 31, 2008.

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

Allowance for Product Returns. We make estimates of potential future product returns related to current period product revenue. We analyze average historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowance for sales returns and allowances in any accounting period. Product returns as a percentage of net sales were 2.7%, 2.1% and 2.3% for the fiscal years 2009, 2008 and 2007, respectively. A ten percent increase in product returns would result in a reduction of annual net sales of approximately $0.8 million, based on fiscal year end 2009 rates. Material differences could result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.

Allowance for Doubtful Accounts and Reserve on Independent Sales Representative Advances. We make estimates of potentially uncollectible customer accounts receivable and receivables arising from independent sales representative advances paid in excess of earned commissions. Our reserves are based on an analysis of individual customer and salesperson accounts and historical write-off experience. Our analysis includes the age of the receivable, customer or salesperson creditworthiness and general economic conditions. Write-offs of doubtful accounts as a percentage of net sales were 0.3%, 0.4% and 0.4% for the fiscal years 2009, 2008 and 2007, respectively. Write-offs of independent sales representative advances as a percentage of net sales were 0.5%, 0.6% and 0.2% for the fiscal years ended 2009, 2008 and 2007, respectively. A ten percent increase in expense for uncollectible customer accounts and independent sales representative advances would result in an increase in expense of approximately $0.2 million and $0.2 million, respectively, based on fiscal year ended 2009 rates. We believe that our results could be materially different if historical trends do not reflect future results or if economic conditions worsened.

Goodwill and Other Intangible Assets. We account for our long-lived assets with indefinite lives under Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142 we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units and determining fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results.

As fully described under “Significant Developments” below, during fiscal 2007 and the first quarter of fiscal 2008, we recorded an impairment of our goodwill and intangible assets with indefinite lives.  We believe that we had no impairment as of August 29, 2009 and August 30, 2008; however, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets.  As of August 29, 2009, goodwill and indefinite-lived intangible assets totaled $195.4 million and represented 48% of total assets of Intermediate Holdings and of AAC.

Long-lived Tangible and Intangible Assets with Definite Lives. We test our long-lived tangible and intangible assets with definite lives for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires us to review long-lived tangible and intangible assets with definite lives whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination is made. In applying this standard, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments.

As fully described under “Significant Developments” below, during fiscal 2009, we recorded a non-cash charge of $3.6 million related to the impairment of capitalized software development costs previously included in construction in progress, reported in property, plant and equipment in the accompanying consolidated balance sheets. During fiscal 2007 and first quarter of fiscal 2008 we recorded an impairment of long-lived tangible and intangible assets in our achievement publications segment.

  We believe that we had no other impairment to our long-lived tangible and intangible assets with definite lives as of August 29, 2009 or August 30, 2008; however, unforeseen future events could adversely affect the reported value of long-lived tangible and intangible assets with definite lives. As of August 29, 2009, long-lived tangible and intangible assets with definite lives totaled $106.5 million and represented 26% of total assets of Intermediate Holdings and of AAC.

Revenue Recognition. Our revenues from product sales are generally recognized at the time the product is shipped, the risks and rewards of ownership have passed to the customer and collectibility is reasonably assured. Our stated shipping terms are FOB shipping point. Provisions for sales returns, warranty costs and rebate expenses are recorded based upon historical information and current trends.

Our accounting method for recognizing revenue and related gross profit on class ring sales through independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue, is to defer the revenue until the independent sales representative delivers the product to the end customer.

We recognize revenue on our publishing operations based upon the completed contract method, when the products are shipped.

Income Taxes.  As part of the process of preparing consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income.  To the extent we believe that recovery is not likely, a valuation allowance must be established.  Significant management judgment is required in determining any valuation allowance recorded against net deferred income tax assets.  Based on our estimates of taxable income in each jurisdiction in which we operate and the period over which deferred income tax assets will be recoverable, we have not recorded a valuation allowance as of August 29, 2009 or August 30, 2008.  In the event that actual results differ from these estimates or we make adjustments to these estimates in future periods, we may need to establish a valuation allowance.

Significant Developments

Following are some significant developments in fiscal years 2009, 2008 and 2007.

Amendment of Senior Secured Credit Facilities. As described in Note 9 in the Notes to Condensed Consolidated Financial Statements, on May 20, 2009, we executed an amendment (the “Second Amendment”) to our senior secured credit facility (as amended, the “Amended Senior Credit Facility”). Among other things, the Second Amendment: (i) modified the existing $40 million revolving facility to a $25 million revolving facility available through March 25, 2011 and eliminated incremental facilities of up to $75 million available under the agreement, (ii) increased interest rates, term loan quarterly amortization, and revolving commitment fees paid to lenders, (iii) modified the limitations on restricted payments, dividends or distributions, and permitted acquisitions, and (iv) modified covenants relating to the maintenance of a maximum leverage ratio and minimum interest coverage ratio to be less restrictive for fiscal quarters beginning August 30, 2009.

In connection with the Second Amendment, we incurred costs totaling $2.5 million, of which $1.1 million was recorded as selling, general and administrative expense during the three months ended May 30, 2009, and $1.4 million is included in other assets and is being be amortized over the remaining term of the Amended Senior Credit Facility.

Termination of Gold Consignment Agreement.  On March 4, 2009, we received notice from The Bank of Nova Scotia electing to terminate the First Amended and Restated Agreement for Fee Consignment and Purchase of Gold dated March 25, 2004. The termination is pursuant to a provision in the agreement allowing either party to terminate the agreement upon 60 days written notice without cause. The termination was effective May 5, 2009. We do not anticipate replacing the agreement at this time and instead may use availability under our revolving credit facility as necessary to finance purchases of gold.

Discontinued Operations.  During the first quarter of fiscal year 2008, we decided to shut down the operations of our achievement publications segment, which produced, marketed and sold publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers.  All shutdown activities were substantially complete prior to November 24, 2007 and were fully complete by May 31, 2008. The results of operations of the achievement publications business are reported as discontinued operations in the consolidated income statements for all periods presented. Certain shared costs that were previously allocated to the achievement publications segment in fiscal 2007 were reallocated to continuing operations since such costs will continue to be incurred.

Impairment Charges. During fiscal 2009, we recorded a non-cash charge of $3.6 million related to the impairment of capitalized software development costs previously included in construction in progress, reported in property, plant and equipment in the accompanying consolidated balance sheets.  In August 2009, as a result of redefined business needs, we determined that it was probable that the software would not perform as required.  We discontinued all efforts associated with this project and performed an assessment of recoverability in accordance with SFAS 144.  It was determined that the carrying amount was not recoverable and that there was no fair value related to the software development costs, resulting in a write-off of the entire carrying amount of the asset.  The charge related to this impairment is included in other charges in the accompanying consolidated statements of operations and consolidated statements of cash flows.

In the fourth quarter 2007 we recorded $28.0 million in impairment charges of which $22.8 million was in our achievement publications segment, $4.9 million was in the class rings segment related to retail class rings, and $0.4 million was in our other business segment related to personalized fashion jewelry.

The sale or shutdown options being pursued for our achievement publications segment at fiscal 2007 year end constituted a triggering event requiring that the assets of our achievement publications segment be tested for recoverability in accordance with SFAS 144 and SFAS 142.  This analysis indicated that an impairment in goodwill, trademarks, and tangible assets existed as of August 25, 2007.  We recorded a charge in August 2007 of $22.8 million, of which $12.1 million reduced the carrying value of trademarks, $9.5 million reduced the carrying value of goodwill, and $1.2 million reduced the carrying value of fixed assets.  Additionally, as a consequence of the decision in October 2007 to shutdown the achievement publications business, we recorded charges of approximately $4.7 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment.  These charges are included in loss from discontinued operations in the accompanying consolidated statements of operations and in other charges in the consolidated statements of cash flows.

Under the provisions of SFAS 142, we test goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if impairment indicators occur. As a result of the annual impairment review performed in the fourth quarter of fiscal 2007, we recorded an impairment of $4.9 million related to goodwill and trademarks in our retail class rings business that is included in our class rings business segment and $0.4 million related to trademarks in our personalized fashion jewelry business that is included in our other business segment to adjust the carrying value to the net realizable value. These charges are included in other charges in the accompanying consolidated statements of operations and in other charges in the consolidated statements of cash flows.  The annual impairment review performed in 2007 for our other businesses did not reveal any impairment.

The annual impairment reviews performed in the fourth quarters of fiscal 2009 and fiscal 2008 did not reveal additional impairment in any of our reporting units.

Business Acquisition.  In April 2007, CBI acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers. Powers, located in Waco, Texas, is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise. The purchase price in connection with this acquisition was approximately $6.2 million, including transaction costs. The Powers acquisition was accounted for using the purchase method of accounting.

On January 6, 2009, CBI entered into an amendment to finalize the stock purchase agreement related to the acquisition of Powers.  The amended agreement provided for $0.3 million of additional purchase price instead of the provision in the original agreement that provided for up to $1.5 million of additional purchase price payment that was contingent upon the acquired business achieving certain financial goals through August 2010.  The $0.3 million of additional purchase price is to be paid over three years beginning January 2009 and $0.1 million was paid during year ended August 29, 2009.

Parent Transactions.  The following are fiscal 2009 transactions of American Achievement Intermediate Holdings Corp. (“AAIH”) and American Achievement Group Holdings Corp. (“Parent Holdings”), the direct and indirect parent companies of Intermediate Holdings, respectively.  These transactions impact the separate financial statements of Parent Holdings and AAIH, which are not presented herein and had no impact on our financial position and results of operations, except as specifically referenced below.

•
On December 5, 2008, Parent Holdings and Herff Jones, Inc., together with the equity holders of Parent Holdings, announced that such parties had terminated the proposed transaction pursuant to which Parent Holdings would be sold to Herff Jones, Inc.  Parent Holdings received proceeds in connection with the settlement of that termination that, after considering transaction related costs incurred by Parent Holdings, amounted to net proceeds of approximately $26.5 million.

•
On February 25, 2009, Parent Holdings repurchased $104.3 million aggregate principal amount of its outstanding 12.75% Senior PIK Notes due October 1, 2012 (the “Parent Holdings Notes”) for an aggregate purchase price of $24.0 million.  This repurchase was funded from the net proceeds received by Parent Holdings in connection with the aforementioned settlement.  For no additional consideration, sellers of the Parent Holdings Notes representing a majority in principal amount of the Parent Holdings Notes consented to a second supplemental indenture (“the Second Supplemental Indenture”), which was entered into on February 25, 2009, by Parent Holdings and the trustee under the indenture.  The Second Supplemental Indenture removed substantially all of the restrictive and reporting covenants set forth in such indenture, as well as certain events of default and related provisions.  Accordingly, Parent Holdings is no longer obligated to file reports with the Securities and Exchange Commission.

Deferred tax benefits of net operating losses generated by AAC that will be utilized by Parent Holdings in the 2009 consolidated tax return to offset the income generated from the aforementioned settlement and repurchase transactions were transferred from AAC to Parent Holdings in the second quarter of fiscal 2009.  This transfer was accounted for as a distribution by AAC to Intermediate Holdings to Parent Holdings which is reflected as a reduction to additional (distributions in excess of) paid-in capital and a reduction of a deferred tax asset at AAC and Intermediate Holdings.

•
On June 4, 2009, Parent Holdings and AAIH, entered into a Securities Purchase Agreement with the Purchasers party thereto with respect to the issuance of shares of new preferred stock by AAIH and warrants to purchase Parent Holdings’ common stock.  AAIH received gross proceeds of $14.3 million in connection with the issuance of the new preferred stock and warrants.  The holders of the redeemable series A preferred stock of AAIH are entitled to receive cumulative dividends at a rate of 25% per annum, when, as and if declared by the board of directors of Parent Holdings. AAIH is obligated to redeem its series A preferred stock upon the occurrence of certain events of default, in the event of a change of control or upon an adjusted EBITDA shortfall event, as such terms are defined in AAIH’s certificate of incorporation.  The Purchase Agreement contains restrictions on the ability of AAIH and its subsidiaries, including the Company, to incur additional debt or issue preferred stock; pay dividends or make distributions on its capital stock, or redeem or repurchase its capital stock or subordinated debt; make certain investments; enter into sale and leaseback transactions; engage in transactions with affiliates; create liens on assets to secure debt; transfer or sell assets; guarantee debt; restrict dividend or other payments to the issuer; in the case of the issuer, consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries; and engage in unrelated businesses.

•
On August 7, 2009, Parent Holdings repurchased $65.3 million aggregate principal amount of Parent Holdings Notes for an aggregate purchase price of $22.9 million. This purchase was funded with (i) $8.3 million cash distributed to Parent Holdings by the Company, (ii) proceeds from the sale of new preferred stock by AAIH and (iii) cash on hand. As of August 29, 2009 there was approximately $47.9 million aggregate principal amount of Parent Holdings Notes outstanding.

The cash distributed by the Company to Parent Holdings was accounted for as a distribution by AAC to Intermediate Holdings to Parent Holdings, which is reflected as a reduction to accumulated earnings, to the extent that it exists, and then to additional (distributions in excess of) paid-in capital.

Results of Operations

Fiscal Year Ended August 29, 2009 Compared to Fiscal Year Ended August 30, 2008

The following tables set forth selected information for Intermediate Holdings and AAC from our consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	Intermediate Holdings
	Fiscal Year Ended	% of	Fiscal Year Ended	% of	Increase/
($ in millions)	August 29, 2009	Net Sales	August 30, 2008	Net Sales	(Decrease)

Net sales	$289.7	100.0%	$313.4	100.0%	$(23.7)
Cost of sales	125.6	43.4%	140.4	44.8%	(14.8)
Gross profit	164.1	56.6%	173.0	55.2%	(8.9)
Selling, general and administrative expenses	124.3	42.9%	132.8	42.4%	(8.5)
Other charges	3.6	1.2%	-	-%	3.6
Operating income	36.2	12.5%	40.2	12.8%	(4.0)
Interest expense, net	30.7	10.6%	32.8	10.5%	(2.1)
Income before income taxes	5.5	1.9%	7.4	2.4%	(1.9)
Provision for income taxes	3.0	1.0%	3.7	1.2%	(0.7)
Income from continuing operations	2.5	0.9%	3.7	1.2%	(1.2)
Discontinued operations:
Loss from discontinued operations before income taxes	-	-%	(6.4)	(2.0)%	6.4
Benefit for income taxes	-	-%	(9.1)	(2.9)%	9.1
Income from discontinued operations	-	-%	2.7	0.9%	(2.7)
Net income	$2.5	0.9%	$6.4	2.1%	$(3.9)

	AAC
	Fiscal Year Ended	% of	Fiscal Year Ended	% of	Increase/
($ in millions)	August 29, 2009	Net Sales	August 30, 2008	Net Sales	(Decrease)

Net sales	$289.7	100.0%	$313.4	100.0%	$(23.7)
Cost of sales	125.6	43.4%	140.4	44.8%	(14.8)
Gross profit	164.1	56.6%	173.0	55.2%	(8.9)
Selling, general and administrative expenses	124.3	42.9%	132.8	42.4%	(8.5)
Other charges	3.6	1.2%	-	-%	3.6
Operating income	36.2	12.5%	40.2	12.8%	(4.0)
Interest expense, net	16.9	5.8%	19.8	6.3%	(2.9)
Income before income taxes	19.3	6.7%	20.4	6.5%	(1.1)
Provision for income taxes	7.9	2.8%	8.1	2.6%	(0.2)
Income from continuing operations	11.4	3.9%	12.3	3.9%	(0.9)
Discontinued operations:
Loss from discontinued operations before income taxes	-	-%	(6.4)	(2.0)%	6.4
Benefit for income taxes	-	-%	(9.1)	(2.9)%	9.1
Income from discontinued operations	-	-%	2.7	0.9%	(2.7)
Net income	$11.4	3.9%	$15.0	4.8%	$(3.6)

We use a 52/53 week fiscal year.  Fiscal year 2009 consisted of 52 weeks, whereas fiscal year 2008 consisted of 53 weeks.  As a result, the current year reflects one week less of net sales, expenses and operating income as compared to the prior year.

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $23.7 million, or 7.6%, to $289.7 million in fiscal 2009 from $313.4 million in fiscal 2008. The decrease was primarily a result of lower sales volumes due to softness in the economy. The following details the changes in net sales by business segment.

Class Rings. Net sales decreased $11.7 million to $108.6 million in fiscal 2009 from $120.3 million in fiscal 2008. The decrease in net sales from class rings was the result of a decline of $8.7 million in on-campus class ring sales and a decline of $3.0 million in retail class ring sales. The decrease in class ring sales was primarily a result of lower sales volumes and change in product mix from gold to other metals with lower selling prices due to softness in the economy and higher gold prices, and timing of sales from the fourth quarter of fiscal 2009 to the first quarter of fiscal 2010.  These decreases were partially offset by an increase in average selling price of college class rings due to an increase in gold prices.

Yearbooks. Net sales decreased $6.4 million to $108.7 million in fiscal 2009 from $115.1 million in fiscal 2008.  The decrease in net sales was primarily the result of lower contract volume and a decrease in the average contract value due to softness in the economy.  Net sales also decreased as a result of timing of shipments from the fourth quarter of fiscal 2009 to the first quarter of fiscal 2010 and as a result of the timing of shipments between the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.

Graduation Products. Net sales decreased $3.8 million to $42.0 million in fiscal 2009 from $45.8 million in fiscal 2008.  The decrease in net sales was primarily the result of lower sales volume due to softness in the economy and product mix.

Other. Net sales decreased $1.8 million to $30.4 million in fiscal 2009 from $32.2 million in fiscal 2008.  The decrease in net sales was primarily related to a decline in sales of personalized family jewelry due to softness in the economy, partially offset by an increase in professional championship rings and letter jackets due to new business.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 56.6% in fiscal 2009 as compared to 55.2% in fiscal 2008.   The improvement in gross margin in fiscal 2009 is primarily a result of savings from productivity and cost reduction measures.

Overall, gross profit decreased $8.9 million, or 5.1%. The decrease in gross profit was primarily a result of several factors including the following, partially offset by cost savings from productivity and cost reduction measures:
•	$3.0 million decrease in on-campus class rings gross profit due to sales declines
•	$1.0 million decrease in retail class rings gross profit primarily related to the decline in net sales
•	$1.7 million decrease in yearbooks gross profit primarily due to lower contract volume
•	$3.9 million decrease in graduation products gross profit primarily attributable to lower sales volume
•
$1.1 million decrease in other segment gross profit due to the decline in sales of recognition and affinity jewelry and commercial books and due to unfavorable product mix in recognition and affinity jewelry

These decreases in gross profit were partially offset by the following:
•	$1.5 million increase in other segment gross profit due to higher sales of professional championship rings and higher gross margin on military rings
•	$0.3 million increase in other segment gross profit attributable to the increase in sales of letter jackets

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $8.5 million to $124.3 million in fiscal 2009 from $132.8 million in fiscal 2008.  Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

Selling and marketing expenses decreased $7.1 million to $83.7 million, or 28.9% of net sales, in fiscal 2009 from $90.8 million, or 29.0% of net sales, in fiscal 2008. The decrease in selling and marketing expenses was primarily the result of lower marketing expenditures as a result of cost reduction efforts and a decrease in commission expenses related to sales decreases.

General and administrative expenses in fiscal 2009 were $40.6 million, or 14.0% of net sales, as compared to $42.0 million, or 13.4% of net sales, in fiscal 2008. The $1.4 million decrease in general and administrative expenses was primarily the result of:
•	$1.6 million decrease in employee costs including decreased headcount, recruiting and relocation expenses
•	$2.0 million decrease in professional fees, consulting fees and other expenses

These decreases in general and administrative expenses were partially offset by the following:
•	$1.1 million increase as a result of fees incurred to amend our credit facility
•	$1.1 million increase in expense for uncollectible accounts receivable

Other Charges. As described in “Significant Developments,” other charges in fiscal 2009 include a non-cash charge of $3.6 million related to the impairment of capitalized software development costs previously included in construction in progress, reported in property, plant and equipment in the accompanying balance sheets.

Operating Income. As a result of the foregoing, operating income was $36.2 million, or 12.5% of net sales for fiscal 2009, as compared with operating income of $40.2 million, or 12.8% of net sales, for fiscal 2008. The class rings segment reported operating income of $5.4 million for fiscal 2009 as compared with operating income of $7.9 million for fiscal 2008. The yearbooks segment reported operating income of $27.7 million for fiscal 2009 as compared with operating income of $28.0 million for fiscal 2008. The graduation products segment reported operating income of $4.6 million for fiscal 2009 as compared with operating income of $6.5 million for fiscal 2008. The other segment reported operating loss of $1.5 million for fiscal 2009 as compared with operating loss of $2.2 million for fiscal 2008.

Interest Expense, Net.  For Intermediate Holdings, net interest expense was $30.7 million for fiscal 2009 and $32.8 million for fiscal 2008. The average debt outstanding of Intermediate Holdings for fiscal 2009 and fiscal 2008 was $339 million and $359 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for fiscal 2009 and fiscal 2008 was 8.5% and 8.7%, respectively.

For AAC, net interest expense was $16.9 million for fiscal 2009 and $19.8 million for fiscal 2008. The average debt outstanding of AAC for fiscal 2009 and fiscal 2008 was $208 million and $235 million, respectively. The weighted average interest rate on debt outstanding of AAC for fiscal 2009 and fiscal 2008 was 7.3% and 7.8%, respectively.

Provision for Income Taxes.   For fiscal 2009 and fiscal 2008, Intermediate Holdings recorded an income tax provision of $3.0 million and $3.7 million, respectively, which represents an effective tax rate of 55% and 50%, respectively. The effective tax rates for fiscal 2009 and 2008, respectively, vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of its interest on high-yield debt.

For fiscal 2009 and fiscal 2008, AAC recorded an income tax provision of $7.9 million and $8.1 million, respectively, which represents an effective tax rate of 41% and 40%, respectively. The effective tax rates for the fiscal 2009 and 2008 vary from the statutory federal tax rate due to the impact of state income taxes.

Income from Discontinued Operations.  As described in “Significant Developments,” the results of operations of the achievement publications business are reported as discontinued operations.  Loss from discontinued operations before income taxes for fiscal 2008 was $6.4 million.  Loss from discontinued operations for fiscal 2008 included charges of approximately $4.7 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment and approximately $0.7 million related to contract termination and employee severance costs.

The tax benefit from discontinued operations was 143% for fiscal 2008.  The tax benefit as a percentage of loss from discontinued segment in fiscal 2008 was impacted by a portion of the tax loss related to the shutdown of the achievement publications segment resulting in a permanent difference for tax purposes.

Fiscal Year Ended August 30, 2008 Compared to Fiscal Year Ended August 25, 2007

The following tables set forth selected information for Intermediate Holdings and AAC from our consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	Intermediate Holdings
	Fiscal Year Ended	% of	Fiscal Year Ended	% of	Increase/
($ in millions)	August 30, 2008	Net Sales	August 25, 2007	Net Sales	(Decrease)

Net sales	$313.4	100.0%	$310.6	100.0%	$2.8
Cost of sales	140.4	44.8%	138.9	44.7%	1.5
Gross profit	173.0	55.2%	171.7	55.3%	1.3
Selling, general and administrative expenses	132.8	42.4%	126.7	40.8%	6.1
Other charges	-	-%	5.3	1.7%	(5.3)
Operating income	40.2	12.8%	39.7	12.8%	0.5
Interest expense, net	32.8	10.5%	33.5	10.8%	(0.7)
Income before income taxes	7.4	2.4%	6.2	2.0%	1.2
Provision for income taxes	3.7	1.2%	3.9	1.3%	(0.2)
Income from continuing operations	3.7	1.2%	2.3	0.7%	1.4
Discontinued operations:
Loss from discontinued operations before income taxes	(6.4)	(2.0)%	(28.4)	(9.1)%	22.0
Benefit for income taxes	(9.1)	(2.9)%	(11.1)	(3.6)%	2.0
Income (loss) from discontinued operations	2.7	0.9%	(17.3)	(5.6)%	20.0
Net income (loss)	$6.4	2.1%	$(15.0)	(4.8)%	$21.4

	AAC
	Fiscal Year Ended	% of	Fiscal Year Ended	% of	Increase/
($ in millions)	August 30, 2008	Net Sales	August 25, 2007	Net Sales	(Decrease)

Net sales	$313.4	100.0%	$310.6	100.0%	$2.8
Cost of sales	140.4	44.8%	138.9	44.7%	1.5
Gross profit	173.0	55.2%	171.7	55.3%	1.3
Selling, general and administrative expenses	132.8	42.4%	126.7	40.8%	6.1
Other charges	-	-%	5.3	1.7%	(5.3)
Operating income	40.2	12.8%	39.7	12.8%	0.5
Interest expense, net	19.8	6.3%	22.0	7.1%	(2.2)
Income before income taxes	20.4	6.5%	17.7	5.7%	2.7
Provision for income taxes	8.1	2.6%	8.0	2.6%	0.1
Income from continuing operations	12.3	3.9%	9.7	3.1%	2.6
Discontinued operations:
Loss from discontinued operations before income taxes	(6.4)	(2.0)%	(28.4)	(9.1)%	22.0
Benefit for income taxes	(9.1)	(2.9)%	(11.1)	(3.6)%	2.0
Income (loss) from discontinued operations	2.7	0.9%	(17.3)	(5.6)%	20.0
Net income (loss)	$15.0	4.8%	$(7.6)	(2.4)%	$22.6

We use a 52/53 week fiscal year.  Fiscal year 2008 consisted of 53 weeks, whereas fiscal year 2007 consisted of 52 weeks.  As a result, the current reporting period reflects an extra week of net sales, expense and operating income as compared to the prior year.

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $2.8 million, or 0.9%, to $313.4 million in fiscal 2008 from $310.6 million in fiscal 2007. The increase was primarily a result of sales of letter jackets attributed to the acquisition of Powers in April 2007 and stronger sales of graduation products, partially offset by lower sales of retail class rings.

Class Rings. Net sales decreased $0.7 million to $120.3 million in fiscal 2008 from $121.0 million in fiscal 2007. The decrease in net sales from class rings was the result of a decline of $1.1 million in retail high school class ring sales, partially offset by a $0.4 million increase in on-campus class ring sales. The decrease in retail class ring sales was due to a continuing softness in the jewelry market offset by an increase in prices.  The increase in on-campus class ring sales was primarily due to higher average sales prices.  These increases were partially offset by a volume decrease, reflecting market softness, and a change in product sales mix caused by continuing increases in gold prices, causing buyers to purchase lower priced non-gold rings.

Yearbooks. Net sales decreased $0.1 million to $115.1 million in fiscal 2008 from $115.2 million in fiscal 2007.

Graduation Products. Net sales increased $1.4 million to $45.8 million in fiscal 2008 from $44.4 million in fiscal 2007. The increase was due to an increase in pricing and volume shipments of high school graduation products.

Other. Net sales increased $2.2 million to $32.2 million in fiscal 2008 from $30.0 million in fiscal 2007. The increase in net sales was the result of a $3.9 million increase in sales of letter jackets related to the acquisition of Powers in April 2007, a $0.5 million increase in commercial book sales due to new business and a $0.2 million increase in sales of military rings.  This increase was partially offset by a $2.2 million decrease in recognition and affinity jewelry due to a decline in professional championship rings and affinity jewelry, as well as a product mix shift to rings with a lower average sales price in our personalized family jewelry.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 55.2% in fiscal 2008 compared to 55.3% in fiscal 2007. Overall, gross profit increased $1.3 million, or 0.8%. The increase in gross profit was a result of several factors including the following:
•
$4.0 million improvement in yearbooks gross profit resulting mainly from efficiencies related to continuous expansion of our on-line publishing software, reduced medical costs and savings related to ongoing investments in equipment and technology

•	$1.1 million increase in other segment gross profit attributable to increased letter jacket sales resulting from the Powers acquisition
•	$0.9 million increase in graduation products gross profit directly attributable to higher sales of high school graduation products
•	$0.3 million increase in commercial books related to the increase in net sales resulting from expansion of product line

These increases in gross profit were partially offset by the following:
•	$2.4 million decrease in other segment gross profit due to the decline in net sales, increased material cost and unfavorable product mix in recognition and affinity jewelry
•
$2.6 million decline in retail class rings gross profit directly related to the decline in net sales, increases in material costs, increased labor costs, and outside consulting fees related to productivity improvement initiatives

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.1 million to $132.8 million in fiscal 2008 from $126.7 million in fiscal 2007.  Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

Selling and marketing expenses increased $0.9 million to $90.8 million, or 29.0% of net sales, in fiscal 2008 from $89.9 million, or 28.9% of net sales, in fiscal 2007. The increase in selling and marketing expenses was primarily the result of an increase in marketing related to new products in yearbooks and personalized family jewelry and an increase in commission expenses related to higher sales of graduation products and military rings, partially offset by a reduction in selling and marketing expenses in retail class rings as a result of cost reduction efforts.

General and administrative expenses in fiscal 2008 were $42.0 million, or 13.4% of net sales, as compared to $36.8 million, or 11.9% of net sales, in fiscal 2007. The $5.2 million increase in general and administrative expenses was primarily the result of:
•	$2.0 million gain on the sale of the land located at our Austin, Texas facility recognized during fiscal 2007
•	$1.0 million increase as a result of the acquisition of Powers in April 2007
•	$0.6 million increase in employee costs including increased headcount, recruiting and relocation expenses
•	$1.6 million increase in professional fees consulting fees and other expenses

Other Charges. As described in “Significant Developments” above, other charges in fiscal 2007 consist of impairment charges of $4.9 million in our class rings segment related to retail class rings, and $0.4 million related to personalized fashion jewelry included in our other segment.

Operating Income. As a result of the foregoing, operating income was $40.2 million, or 12.8% of net sales for fiscal 2008, as compared with operating income of $39.7 million, or 12.8% of net sales, for fiscal 2007. The class rings segment reported operating income of $7.9 million for fiscal 2008 as compared with operating income of $7.3 million for fiscal 2007. The yearbooks segment reported operating income of $28.0 million for fiscal 2008 as compared with operating income of $25.2 million for fiscal 2007. The graduation products segment reported operating income of $6.5 million for fiscal 2008 as compared with operating income of $6.3 million for fiscal 2007. The other segment reported operating loss of $2.2 million for fiscal 2008 as compared with operating income of $0.9 million for fiscal 2007.

Interest Expense, Net.  For Intermediate Holdings, net interest expense was $32.8 million for fiscal 2008 and $33.5 million for fiscal 2007. The average debt outstanding of Intermediate Holdings for fiscal 2008 and fiscal 2007 was $359 million and $368 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for both fiscal 2008 and fiscal 2007 was 8.7%.

For AAC, net interest expense was $19.8 million for fiscal 2008 and $22.0 million for fiscal 2007. The average debt outstanding of AAC for fiscal 2008 and fiscal 2007 was $235 million and $256 million, respectively. The weighted average interest rate on debt outstanding of AAC for fiscal 2008 and fiscal 2007 was 7.8% and 8.0%, respectively.

Provision for Income Taxes.  For fiscal 2008 and fiscal 2007, Intermediate Holdings recorded an income tax provision of $3.7 million and $3.9 million, respectively, which represents an effective tax rate of 50% and 63%, respectively. The effective tax rates for fiscal 2008 and 2007 vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of our interest on high-yield debt.

For fiscal 2008 and fiscal 2007, AAC recorded an income tax provision of $8.1 million and $8.0 million, respectively, which represents an effective tax rate of 40% and 45%, respectively. The effective tax rates for the fiscal 2008 and 2007 vary from the statutory federal tax rate due to the impact of state income taxes.

Loss from Discontinued Operations.  As described in “Significant Developments,” the results of operations of the achievement publications business are reported as discontinued operations.  Loss from discontinued operations before income taxes for fiscal 2008 and 2007 were $6.4 million and $28.4 million, respectively.  Loss from discontinued operations for fiscal 2007 included impairment charges of $22.8 million related to the achievement publications business.  Loss from discontinued operations for fiscal 2008 included charges of approximately $4.7 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment and approximately $0.7 million related to contract termination and employee severance costs.

The tax benefit from discontinued operations was 143% and 39% for fiscal 2008 and 2007, respectively.  The tax benefit as a percentage of loss from discontinued segment in fiscal 2008 was impacted by a portion of the tax loss related to the shutdown of the achievement publications segment resulting in a permanent difference for tax purposes.

Liquidity and Capital Resources

Operating Activities. Operating activities for AAC provided $51.5 million of cash after servicing $15.1 million in interest payments during fiscal 2009 compared to cash provided of $46.1 million after servicing $18.2 million in interest payments during fiscal 2008. The increase in cash provided by operating activities during fiscal year 2009 compared to fiscal year 2008 at AAC was a result of decreased working capital and lower interest payments. Cash provided by operating activities in fiscal year 2008 was negatively impacted by the losses incurred and higher working capital requirements of the discontinued achievement publications segment.  Operating activities for Intermediate Holdings provided $45.4 million of cash after servicing interest payments of $21.9 million during fiscal 2009 compared to cash provided of $45.5 million after servicing $18.2 million in interest payments during fiscal 2008.  In addition to the items impacting cash flow from operating activities of AAC, cash provided by operating activities in fiscal 2009 for Intermediate Holdings was further impacted by cash interest payments related to the 10.25% Notes.

Operating activities provided $45.5 million and $46.1 million of cash from operating activities for Intermediate Holdings and AAC, respectively, during fiscal 2008 after servicing $18.2 million in interest payments compared to $28.1 million of cash from operating activities during fiscal 2007 after servicing $21.0 million in interest payments. Cash provided by operating activities was higher in fiscal 2008 due to lower interest payments and lower use of working capital in fiscal 2008 compared to fiscal 2007 primarily as a result of lower inventories and partially due to the extra week in fiscal 2008.  Additionally, cash provided by operating activities in fiscal 2007 was negatively impacted by significantly poor earnings of the achievement publications segment.

Investing Activities.  Capital expenditures in fiscal 2009, fiscal 2008 and fiscal 2007 were $5.9 million, $12.6 million and $10.6 million, respectively. The majority of capital expenditures in fiscal 2009 were attributable to information technology and manufacturing assets.  The majority of capital expenditures in fiscal 2008 were primarily attributable to purchases of new printing presses, equipment, information technology and infrastructure. The majority of capital expenditures in fiscal 2007 were attributable to acquisition and implementation of information technology systems and fully integrating digital technology throughout our yearbook production process.

Our projected capital expenditures for fiscal 2010 are expected to be approximately $9.0 million.  Projected capital expenditures for fiscal 2010 are higher than fiscal 2009 expenditures mainly due to expected capitalized software development costs.

In fiscal 2007 there was an additional outflow from investing activities of $5.9 million for the acquisition of Powers and an additional inflow from investing activities of $4.7 million in net proceeds from the sale of land located at our Austin, Texas facility.

Financing Activities.  In fiscal 2009, cash was used to pay down $28.7 million of the term loan, of which $2.8 million were mandatory payments. During fiscal 2009, AAC paid $6.7 million related to an interest payment on the 10.25% senior discount notes of Intermediate Holdings which is reflected as a cash distribution to Intermediate Holdings.  Additionally, during fiscal 2009, we made a cash distribution of $8.3 million to Parent Holdings in connection with the repurchase of Parent Holdings Notes, as previously discussed in “Significant Developments.”

In fiscal 2008, cash was used to pay down $11.6 million of the term loan, of which $1.1 million were mandatory payments. In addition, net revolver payments were made of $7.8 million.

In fiscal 2007, cash was used to pay down $19.4 million of the term loan, of which $1.9 million were mandatory payments. In addition, net revolver payments were made of $1.5 million.

Capital Resources. We expect that cash generated from operating activities and availability under our senior secured credit facility will be our principal sources of liquidity. Due to the current unfavorable economic environment, we expect continued softness in sales into next year.  We expect our productivity initiatives and cost containment measures to partially offset the impact of lower sales on our operating income. Most of our net operating loss carryforward will be utilized by the end of fiscal year 2010; therefore, we expect higher future cash outflows for income taxes.  Based on our current and planned level of operations, we believe our cash flow from operations, available cash on hand and available borrowings under the senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months.

We have a significant amount of indebtedness. On August 29, 2009, Intermediate Holdings had total indebtedness of $328.3 million, of which $131.5 million was 10.25% senior discount notes, $150.0 million was 8.25% senior subordinated notes and $46.8 million was indebtedness under the existing senior secured credit facility. Certain provisions of these financing arrangements are described below. We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.

Senior Secured Credit Facility

The Second Amendment to the Amended Senior Credit Facility modified the availability under the existing revolving facility from $40 million to $25 million, extended the term though March 25, 2011 and increased the base interest rate and applicable margin on our outstanding term loan effective May 20, 2009.  The Second Amendment to the Amended Senior Credit Facility also permits AAC to make distributions to Intermediate Holdings and Parent Holdings in an aggregate amount not to exceed $15 million to repurchase indebtedness and to pay related fees and expenses.  As of August 29, 2009, $8.3 million of such distributions had been made by the AAC, as previously discussed in “Significant Developments.”

As of August 29, 2009, $46.8 million was outstanding on the term loan.  The interest rate on the term loan was 6.25% at August 29, 2009.  As of August 29, 2009, there was no borrowing outstanding on the revolving loan and we have $23 million in available revolving loan borrowings under this agreement.  We had commitments for $2 million on letters of credit outstanding.

The Amended Senior Credit Facility imposes certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the Amended Senior Credit Facility contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on its ability to make capital expenditures. The Amended Senior Credit Facility is secured by substantially all of the assets of AAC, is guaranteed by and secured by the assets of its existing and future domestic subsidiaries, if any, and by a pledge of all of the capital stock of its existing and future domestic subsidiaries, if any. The Amended Senior Credit Facility is also guaranteed by AAC Holding Corp.

8.25% Senior Subordinated Notes

AAC is required to pay cash interest on the $150 million outstanding of 8.25% notes semi-annually in arrears on April 1 and October 1 of each year. The 8.25% notes have no scheduled amortization and mature on April 1, 2012. The indenture governing the 8.25% notes contains certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. The 8.25% notes are guaranteed by AAC’s existing and future domestic subsidiaries.

10.25% Senior Discount Notes

Interest accrued on the 10.25% senior discount notes in the form of an increase in the accreted value of the notes from $89.3 million at issuance in November 2004 to $131.5 million at October 1, 2008. Thereafter, cash interest on the 10.25% senior discount notes accrues and is payable semiannually in arrears on April 1 and October 1 of each year, at a rate of 10.25% per annum.  The initial interest payment of $6.7 million was made on April 1, 2009.  This payment was funded by AAC, and was accounted for as a capital distribution from AAC and reflected as a reduction of AAC’s accumulated earnings.  Interest payments in fiscal year 2010 are also expected to be funded by AAC.

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

Parent Obligations

At August 29, 2009, Parent Holdings had indebtedness in addition to the indebtedness at Intermediate Holdings and AAC of $55.4 million, of which $47.9 million consisted of the Parent Holdings Notes and $7.5 million consisted of mandatory redeemable series A preferred stock of Parent Holdings.

Interest accrues on the Parent Holdings Notes at 16.75% per annum.  Through April 2011, interest on such notes is payable in the form of additional notes semi-annually in arrears on April 1 and October 1 of each year.  On October 1, 2011 and thereafter, interest will be payable in cash semi-annually in arrears on April 1 and October 1 of each year.  The Parent Holdings Notes mature on October 1, 2012.  At maturity, Parent Holdings is required to repay the notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest through the maturity date.   If Parent Holdings is unable to refinance its obligations to pay interest in cash on the Parent Holdings Notes and to repay the Parent Holdings Notes upon maturity, such obligations will be funded with cash from AAC.  Currently, the terms of the 10.25% Notes, the 8.25% Notes and the Amended Senior Credit Facility place certain limitations on the ability of AAC to distribute cash to Parent Holdings.  Under the terms of the Amended Senior Credit Facility, AAC may only make dividend payments to Parent Holdings up to an aggregate amount of $15.0 million to repay, redeem or repurchase of indebtedness of Parent Holdings and Intermediate Holdings, of which amount $8.3 million has been paid to Parent Holdings as of August 29, 2009.

The Parent Holdings Notes are Parent Holdings’ unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness. The notes are effectively subordinated to Parent Holdings’ future secured indebtedness to the extent of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Parent Holdings’ subsidiaries, including Intermediate Holdings and AAC.

The holders of the mandatory redeemable series A preferred stock of Parent Holdings are entitled to receive cumulative dividends at a rate of 14% per annum, when, as and if declared by the board of directors of Parent Holdings.  The redemption obligation for the mandatory redeemable series A preferred stock of Parent Holdings matures in January 2013. Accumulated undeclared dividends at August 29, 2009 totaled $4.8 million.

Off Balance-Sheet Obligations

Gold Consignment Agreement.  On March 4, 2009, we received notice from The Bank of Nova Scotia electing to terminate the First Amended and Restated Agreement for Fee Consignment and Purchase of Gold dated March 25, 2004.  The termination was pursuant to a provision in the agreement allowing either party to terminate the agreement upon 60 days written notice without cause.  The termination was effective May 5, 2009.  We do not anticipate replacing the consignment agreement at this time and instead may use availability under our revolving credit facility to finance purchases of gold going forward.

Letters of Credit.  We had commitments for $2.0 million and $2.1 million on letters of credit outstanding as of August 29, 2009, and August 30, 2008, respectively.

Contractual Obligations

As of August 29, 2009, the due dates and amounts of our contractual obligations are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2010	2011	2012	2013	2014	Thereafter	Total
10.25% Notes (principal)	$-	$-	$-	$131,500	$-	$-	$131,500
8.25% Senior Subordinated Debt (principal)		-	150,000	-	-	-	150,000
Term loan (principal)	4,000	42,753	-	-	-	-	46,753

Interest on fixed rate debt (1)	25,854	25,854	25,854	6,739	-	-	84,301
Term loan (interest) (2)	2,797	1,586	-	-	-	-	4,383
Operating leases (3)	1,331	736	545	440	422	1,896	5,370
Management agreement (4)	3,520	3,520	3,520	3,520	1,812	-	15,892
Postretirement plans (5)	1,052	1,059	1,054	1,048	1,044	5,149	10,406

Total	$38,554	$75,508	$180,973	$143,247	$3,278	$7,045	$448,605
______________________

(1)	Represents interest payments due on the 10.25% Notes and 8.25% Notes.

(2)	Assumes an interest rate on the term loan of 6.25%.

(3)	Some of our rental property leases contain options to renew the leased space for periods up to an additional ten years.

(4)
AAC and Intermediate Holdings have entered into a management agreement with an affiliate of Fenway Partners Capital Fund II, L.P. pursuant to which they, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). In arriving at the future obligations above, 5% of fiscal 2009 EBITDA was used. This agreement has a 10-year minimum term. See “Certain Relationships and Related Transactions.”

(5)
CBI provides certain healthcare and life insurance benefits for former employees of L.G. Balfour Company, Inc. Certain hourly employees of Taylor are covered by a defined benefit pension plan established by Taylor.

Seasonality

The seasonal nature of our various businesses tends to be tempered by our broad product mix. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are also seasonal with highest sales during the winter holiday season and in the period leading up to Mother’s Day.

We have experienced operating losses during our first and fourth fiscal quarters, which include the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS  168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative generally accepted accounting principles. The Codification will supersede all existing non-SEC accounting and reporting standards. The issuance of SFAS 168 does not change generally accepted accounting principles; it will, however, change the applicable citations and naming conventions used when referencing generally accepted accounting principles. SFAS 168 is effective for interim and annual periods beginning with the first quarter of our fiscal year 2010. We do not expect the adoption of this standard to have an impact on our financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted SFAS 165 in the fourth quarter of our fiscal year 2009, and, accordingly, have evaluated all subsequent events through November 17, 2009, the date of the issuance of our financial statements, for potential recognition or disclosure in our financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” (“FAS 132(R)-1”).  FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits,” and provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan.  FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, that is, beginning with our fiscal year 2010. We do not expect the adoption of this standard to have a material impact, if any, on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances for the first annual reporting period beginning after December 15, 2008, that is, beginning with our fiscal year 2010.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for us beginning with our fiscal year 2009.  The standard did not have an impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for us beginning with our fiscal year 2009. The adoption of the standard did not have an impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.   We adopted the recognition and disclosure provisions of SFAS 158 in fiscal 2007 and the measurement date provisions in fiscal 2009. The adoption of the measurement date provisions of SFAS 158 resulted in an immaterial increase to retained earnings, decrease in other long-term liabilities and decrease in other comprehensive income.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk. We have exposure to market risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments.  The Amended Senior Credit Facility (revolver and term loan) is a variable rate arrangement. The Second Amendment to the Amended Senior Credit Facility provides that the Eurodollar rate used in determining our interest rate shall not be less than 2.0%.  Because current market rates are significantly below this threshold, our exposure to market rate risk is limited at this time.  However, should market rates increase, each quarter point above the 2% threshold would result in a $0.2 million change in annual interest expense, assuming the entire revolving loan was drawn.

Currency Exchange Rate Risk.  We purchase the majority of our precious, semi-precious and synthetic stones from a single supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. Each ten percent change in the Euro exchange rate would result in a $0.5 million annual change in cost of goods sold, assuming stone purchase levels approximate the levels of fiscal 2009.

Gold.  Each ten percent change in the price of gold would result in a $2.2 million annual change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2009.

Item 8. Financial Statement and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AAC Group Holding Corp.

     We have audited the accompanying consolidated balance sheets of AAC Group Holding Corp. and subsidiaries (“Intermediate Holdings”) as of August 29, 2009 and August 30, 2008, and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for the years ended August 29, 2009, August 30, 2008 and August 25, 2007. These financial statements are the responsibility of Intermediate Holdings’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Intermediate Holdings is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Intermediate Holdings’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Intermediate Holdings as of August 29, 2009 and August 30, 2008 and the results of their operations and their cash flows for the years ended August 29, 2009, August 30, 2008 and August 25, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
November 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Achievement Corporation

     We have audited the accompanying consolidated balance sheets of American Achievement Corporation and subsidiaries (“AAC”) (wholly-owned indirect subsidiary of AAC Group Holding Corp.) as of August 29, 2009 and August 30, 2008, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the years ended August 29, 2009, August 30, 2008 and August 25, 2007. These financial statements are the responsibility of AAC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AAC as of August 29, 2009 and August 30, 2008 and the results of their operations and their cash flows for the years ended August 29, 2009, August 30, 2008 and August 25, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
November 17, 2009

AAC GROUP HOLDING CORP.
Consolidated Balance Sheets

	Intermediate Holdings
	August 29, 2009	August 30, 2008
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$12,403	$9,746
Accounts receivable, net of allowances	32,267	36,920
Inventories	24,704	27,411
Deferred tax assets	10,167	12,196
Prepaid expenses and other current assets, net	14,574	19,395
Total current assets	94,115	105,668

Property, plant and equipment, net	56,526	68,477
Goodwill	158,608	158,358
Other intangible assets, net	86,752	97,000
Other assets, net	12,534	12,555
Total assets	$408,535	$442,058

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Book overdraft	$1,391	$61
Accounts payable	8,490	10,900
Customer deposits	7,743	8,102
Accrued expenses	13,617	16,863
Deferred revenue	2,710	2,750
Accrued interest	11,379	5,722
Current portion of long-term debt	4,000	2,908
Total current liabilities	49,330	47,306

Long-term debt, net of current portion	324,253	352,998
Deferred tax liabilities	33,816	8,020
Other long-term liabilities	5,954	2,703
Total liabilities	413,353	411,027

Commitments and contingencies (Note 10)

Stockholder's equity (deficit):
Common stock, $.000001 par value, 100 shares authorized, 100 shares issued and outstanding	-	-
Additional (distributions in excess of) paid-in capital	(4,648)	24,309
Accumulated earnings	-	4,013
Accumulated other comprehensive income (loss)	(170)	2,709
Total stockholder's equity (deficit)	(4,818)	31,031

Total liabilities and stockholder's equity (deficit)	$408,535	$442,058

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Consolidated Balance Sheets

	AAC
	August 29, 2009	August 30, 2008
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$11,836	$9,735
Accounts receivable, net of allowances	32,267	36,920
Inventories	24,704	27,411
Deferred tax assets	7,193	14,920
Prepaid expenses and other current assets, net	14,574	18,839
Total current assets	90,574	107,825

Property, plant and equipment, net	56,526	68,477
Goodwill	158,608	158,358
Other intangible assets, net	86,752	97,000
Other assets, net	11,163	10,739
Total assets	$403,623	$442,399

LIABILITIES AND STOCKHOLDER'S EQUITY
Book overdraft	$1,391	$61
Accounts payable	8,490	10,900
Customer deposits	7,743	8,102
Accrued expenses	13,740	16,852
Deferred revenue	2,710	2,750
Accrued interest	5,763	5,722
Current portion of long-term debt	4,000	2,908
Total current liabilities	43,837	47,295

Long-term debt, net of current portion	192,753	222,577
Deferred tax liabilities	50,920	26,005
Other long-term liabilities	5,921	2,675
Total liabilities	293,431	298,552

Commitments and contingencies (Note 10)

Stockholder's equity:
Common stock, $.000001 par value, 100 shares authorized, 100 shares issued and outstanding	-	-
Additional paid-in capital	82,055	109,211
Accumulated earnings	28,307	31,927
Accumulated other comprehensive income (loss)	(170)	2,709
Total stockholder's equity	110,192	143,847

Total liabilities and stockholder's equity	$403,623	$442,399

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
Consolidated Statements of Operations

	Intermediate Holdings
	For the year ended
	August 29, 2009	August 30, 2008	August 25, 2007
	(Dollars in thousands)
Net sales	$289,660	$313,403	$310,588
Cost of sales	125,540	140,373	138,892
Gross profit	164,120	173,030	171,696
Selling, general and administrative expenses	124,336	132,809	126,731
Other charges	3,595	-	5,262
Operating income	36,189	40,221	39,703
Interest expense, net	30,734	32,769	33,522
Income before income taxes	5,455	7,452	6,181
Provision for income taxes	2,981	3,765	3,875
Income from continuing operations	2,474	3,687	2,306
Discontinued operations:
Loss from discontinued operations before income taxes	-	(6,375)	(28,406)
Benefit for income taxes	-	(9,123)	(11,108)
Income (loss) from discontinued operations	-	2,748	(17,298)
Net income (loss)	$2,474	$6,435	$(14,992)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statements of Operations

	AAC
	For the year ended
	August 29, 2009	August 30, 2008	August 25, 2007
	(Dollars in thousands)
Net sales	$289,660	$313,403	$310,588
Cost of sales	125,540	140,373	138,892
Gross profit	164,120	173,030	171,696
Selling, general and administrative expenses	124,336	132,809	126,731
Other charges	3,595	-	5,262
Operating income	36,189	40,221	39,703
Interest expense, net	16,849	19,775	22,064
Income before income taxes	19,340	20,446	17,639
Provision for income taxes	7,933	8,122	7,986
Income from continuing operations	11,407	12,324	9,653
Discontinued operations:
Loss from discontinued operations before income taxes	-	(6,375)	(28,406)
Benefit for income taxes	-	(9,123)	(11,108)
Income (loss) from discontinued operations	-	2,748	(17,298)
Net income (loss)	$11,407	$15,072	$(7,645)

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional
			(Distributions	Accumulated
			in excess of)	other	Accumulated
	Common Stock		paid-in	comprehensive	earnings
Intermediate Holdings	Shares	Amount	capital	income (loss)	(deficit)	Total
	(Dollars in thousands)

Balance, August 26, 2006	100	$-	$24,144	$-	$12,570	$36,714
Comprehensive loss-
Net loss	-	-	-	-	(14,992)	(14,992)
Total comprehensive loss						(14,992)
Adjustment for initial adoption of SFAS 158, net of tax	-	-	-	3,154	-	3,154
Balance, August 25, 2007	100	$-	$24,144	$3,154	$(2,422)	$24,876
Issuance of CIP units in lieu of bonus			165			165
Comprehensive income -
Net income	-	-	-	-	6,435	6,435
Adjustment to minimum pension liability (net of tax impact)	-	-	-	(445)	-	(445)
Total comprehensive income						5,990
Balance, August 30, 2008	100	$-	$24,309	$2,709	$4,013	$31,031
Contribution of Capital	-	-	400	-	-	400
Distribution to Parent Holdings			(29,357)	-	(6,499)	(35,856)
Comprehensive loss -
Net income	-	-	-	-	2,474	2,474
Adjustment to minimum pension liability (net of tax impact)	-	-	-	(2,879)	12	(2,867)
Total comprehensive loss						(393)
Balance, August 29, 2009	100	$-	$(4,648)	$(170)	$-	$(4,818)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Accumulated
AAC	Shares	Amount	capital	income (loss)	earnings	Total
	(Dollars in thousands)

Balance, August 26, 2006	100	$-	$109,046	$-	$24,500	$133,546
Comprehensive loss-
Net loss	-	-	-	-	(7,645)	(7,645)
Total comprehensive loss						(7,645)
Adjustment for initial adoption of SFAS 158, net of tax	-	-	-	3,154	-	3,154
Balance, August 25, 2007	100	$-	$109,046	$3,154	$16,855	$129,055
Issuance of CIP units in lieu of bonus			165			165
Comprehensive income -
Net income	-	-	-	-	15,072	15,072
Adjustment to minimum pension liability (net of tax impact)	-	-	-	(445)	-	(445)
Total comprehensive income						14,627
Balance, August 30, 2008	100	$-	$109,211	$2,709	$31,927	$143,847
Contribution of Capital	-	-	400	-	-	400
Distribution to Intermediate Holdings	-	-	(27,556)	-	(15,039)	(42,595)
Comprehensive income -
Net income	-	-	-	-	11,407	11,407
Adjustment to minimum pension liability (net of tax impact)	-	-	-	(2,879)	12	(2,867)
Total comprehensive income						8,540
Balance, August 29, 2009	100	$-	$82,055	$(170)	$28,307	$110,192

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
Consolidated Statements of Cash Flows

	Intermediate Holdings
	For the year ended
	August 29, 2009	August 30, 2008	August 25, 2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$2,474	$6,435	$(14,992)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other charges - continuing operations	3,595	-	5,262
Other charges - discontinued operations	-	4,682	22,751
Depreciation and amortization	25,249	25,229	25,000
Deferred income taxes	2,055	(6,293)	(7,274)
Amortization of deferred financing fees	2,186	1,976	1,976
Accretion of interest on 10.25% senior discount notes	1,079	12,567	11,037
Loss (gain) on sale or disposal of property, plant and equipment	8	13	(1,989)
Allowance for doubtful accounts	2,074	198	(233)
Loss (gain) on operating lease agreement	-	(222)	961
Changes in assets and liabilities:
Accounts receivable	2,579	5,921	(2,632)
Inventories	2,810	3,713	(951)
Prepaid expenses and other current assets, net	4,821	(2,190)	(4,793)
Other assets, net	(1,852)	2,263	90
Deferred revenue	(40)	(1,710)	1,843
Accounts payable, accrued expenses, customer deposits and other long-term liabilities	(1,672)	(7,049)	(7,926)
Net cash provided by operating activities	45,366	45,533	28,130

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,928)	(12,579)	(10,594)
Business acquisitions, net of cash acquired	(83)	-	(5,914)
Proceeds from sales of property, plant and equipment	-	42	4,651
Net cash used in investing activities	(6,011)	(12,537)	(11,857)

Cash flows from financing activities:
Payments on term loan	(28,732)	(11,592)	(19,433)
Proceeds from revolving credit facility	6,000	14,100	28,000
Payments on revolving credit facility	(6,000)	(21,905)	(29,495)
Deferred financing fees	(1,396)	-	(16)
Distribution to Parent Holdings	(8,300)	-	-
Contribution of capital	400	-	-
Change in book overdraft	1,330	(5,021)	2,935
Net cash used in financing activities	(36,698)	(24,418)	(18,009)
Net increase (decrease) in cash and cash equivalents	2,657	$8,578	$(1,736)
Cash and cash equivalents, beginning of year	9,746	1,168	2,904
Cash and cash equivalents, end of year	$12,403	$9,746	$1,168

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$21,880	$18,189	$20,973
Income taxes	$1,382	$1,547	$921
Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$308	$192	$408
Increase in goodwill for purchase price adjustment included in accounts payable and other long-term liabilities	$167	$-	$-
Non-cash distribution of net operating loss deferred tax asset to Parent Holdings	$27,556	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statement of Cash Flows

	AAC
	For the year ended
	August 29, 2009	August 30, 2008	August 25, 2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$11,407	$15,072	$(7,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other charges - continuing operations	3,595	-	5,262
Other charges - discontinued operations	-	4,682	22,751
Depreciation and amortization	25,249	25,229	25,000
Deferred income taxes	6,872	(1,940)	(3,150)
Amortization of deferred financing fees	1,741	1,530	1,530
Loss (gain) on sale or disposal of property, plant and equipment	8	13	(1,989)
Allowance for doubtful accounts	2,074	198	(233)
Loss (gain) on operating lease agreement	-	(222)	961
Changes in assets and liabilities:
Accounts receivable	2,579	5,921	(2,632)
Inventories	2,810	3,713	(951)
Prepaid expenses and other current assets, net	4,265	(1,634)	(4,793)
Other assets, net	(1,852)	2,263	90
Deferred revenue	(40)	(1,710)	1,843
Accounts payable, accrued expenses, customer deposits and other long-term liabilities	(7,159)	(7,045)	(7,939)
Net cash provided by operating activities	51,549	46,070	28,105

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,928)	(12,579)	(10,594)
Business acquisitions, net of cash acquired	(83)	-	(5,914)
Proceeds from sales of property, plant and equipment	-	42	4,651
Net cash used in investing activities	(6,011)	(12,537)	(11,857)

Cash flows from financing activities:
Payments on term loan	(28,732)	(11,592)	(19,433)
Proceeds from revolving credit facility	6,000	14,100	28,000
Payments on revolving credit facility	(6,000)	(21,905)	(29,495)
Deferred financing fees	(1,396)	-	(16)
Distribution to Intermediate Holdings	(6,739)	-	-
Distribution to Parent Holdings	(8,300)	-	-
Contribution of capital	400	-	-
Change in book overdraft	1,330	(5,021)	2,935
Net cash used in financing activities	(43,437)	(24,418)	(18,009)
Net increase (decrease) in cash and cash equivalents	$2,101	$9,115	$(1,761)
Cash and cash equivalents, beginning of year	9,735	620	2,381
Cash and cash equivalents, end of year	$11,836	$9,735	$620

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$15,141	$18,189	$20,973
Income taxes	$1,382	$1,547	$921
Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$308	$192	$408
Increase in goodwill for purchase price adjustment included in accounts payable and other long-term liabilities	$167	$-	$-
Non-cash distribution of net operating loss deferred tax asset to Intermediate Holdings	$27,556	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

1. Summary of Organization and Significant Accounting Policies

Registrants

The consolidated financial statements of AAC Group Holding Corp. (“Intermediate Holdings”) include the accounts of its indirect wholly-owned subsidiary, American Achievement Corporation (“AAC”), each of which are separate public reporting companies.  Intermediate Holdings is a wholly-owned subsidiary of American Achievement Intermediate Holding Corp. (“AAIH”), a newly formed wholly-owned subsidiary of American Achievement Group Holding Corp. (“Parent Holdings”).

Intermediate Holdings and AAC are treated as entities under common control.  Intermediate Holdings and AAC together with their consolidated subsidiaries are referred to as the “Company.” Unless separately stated, the notes herein relate to Intermediate Holdings and AAC.

Description of Business

The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the college, high school, junior high school and elementary school markets and of recognition products, such as letter jackets, and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company markets its products and services primarily in the United States and operates in four reporting segments: class rings, yearbooks, graduation products and other. The Company’s corporate office is located in Austin, Texas and its manufacturing facilities are located in Austin, Dallas, El Paso and Waco, Texas; Louisville, Kentucky; Manhattan, Kansas; and Juarez, Mexico.

As described in Note 2, during the first quarter of fiscal year 2008, the Company shut down its achievement publications segment.  This segment sold achievement publications in the specialty directory publishing industry nationwide.

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

Fiscal Year-End

The Company uses a 52/53-week fiscal year ending on the last Saturday of August. The fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007 consisted of 52 weeks, 53 weeks and 52 weeks, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with maturities of three months or less at the date of purchase.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Allowance for Doubtful Accounts and Product Returns

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

Allowances for doubtful accounts deducted from accounts receivable were as follows:

	Balance at			Balance at
	Beginning of	Charged to		End of
	Year	Expense	Write-offs	Year
Year ended August 29, 2009	$1,516	$2,074	$(902)	$2,688
Year ended August 30, 2008	1,318	1,329	(1,131)	1,516
Year ended August 25, 2007	1,321	1,116	(1,119)	1,318

The Company makes estimates of its potential future product returns based on average historical returns, current economic trends and changes in customer demand and acceptance of products. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Allowances for product returns deducted from accounts receivable were as follows:

	Balance at			Balance at
	Beginning of	Reduction	Returns	End of
	Year	of Revenue	Processed	Year
Year ended August 29, 2009	$1,676	$7,950	$(7,753)	$1,873
Year ended August 30, 2008	557	7,994	(6,875)	1,676
Year ended August 25, 2007	711	7,016	(7,170)	557

Inventories

Inventories, which include raw materials, work-in-process and finished goods, are stated at the lower of cost or market using the first-in, first-out (FIFO) method, net of allowance for obsolete inventory.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Independent Sales Representative Advances and Related Reserve

The Company advances commissions to independent sales representatives as prepaid commissions against anticipated earnings. Such advances are offset against commissions earned by the independent sales representatives on product sales and are included in prepaid expenses and other current assets in the accompanying balance sheets. The portion of the advances that are not expected to be earned through commissions during the next fiscal year are classified as other assets in the accompanying consolidated balance sheets.  The Company makes payments to predecessor independent sales representatives on behalf of successor independent sales representatives when a sales representative sells a portion or all of his/her business to another sales representative. Such amounts are offset against payments for commissions earned by the successor independent sales representatives. The Company provides reserves to cover those amounts that it estimates to be uncollectible.

Reserves on independent sales representative advances deducted from asset accounts were as follows:

	Balance at			Balance at
	Beginning of	Charged to		End of
	Year	Expense	Write-offs	Year
Year ended August 29, 2009	$1,918	$1,662	$(1,553)	$2,027
Year ended August 30, 2008	1,978	1,842	(1,902)	1,918
Year ended August 25, 2007	1,103	1,590	(715)	1,978

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost net of accumulated depreciation. Maintenance, repairs and minor replacements are charged against operations as incurred; major replacements and betterments are capitalized at cost. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in operating results for the period. Depreciation is provided using the straight-line method based on estimated useful lives of the assets as follows:

Description	Useful life
Buildings and improvements	10 to 33 years
Tools and dies	8 years
Machinery and equipment	2 to 10 years
Leasehold improvements	Shorter of useful life or term of lease

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill and other intangible assets are originally recorded at their fair values at the date of acquisition. Goodwill and indefinite-lived intangibles are not amortized, but are tested annually for impairment, or more frequently if impairment indicators occur.

Definite-lived intangibles are amortized over their estimated useful lives and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using a process similar to that used to test other long-lived assets for impairment.

The impairment test for goodwill and intangible assets requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units and determining fair value of each reporting unit. Significant judgments and assumptions including projecting future cash flows, determining appropriate discount rates and other assumptions are inherent in the discounted cash flow analysis.  The projections are based on historical performance and future estimated results.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Impairment of Long-lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires an entity to review long-lived tangible and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to the future undiscounted cash flows the assets are expected to generate. In applying SFAS 144, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate it utilizes to evaluate potential investments.

Customer Deposits

Amounts received from customers in the form of cash down payments to purchase goods are recorded as a liability until the goods are shipped.

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

Revenue Recognition and Warranty Costs

The Company’s revenues from product sales are generally recognized at the time the product is shipped, the risks and rewards of ownership have passed to the customer and collectibility is reasonably assured. The Company’s stated shipping terms are FOB shipping point. Provisions for sales returns, warranty costs and rebate expenses are recorded based upon historical information and current trends.

The Company’s accounting method for recognizing revenue and related gross profit on class ring sales through independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue, is to defer the revenue until the independent sales representative delivers the product to the Company’s end customer.

The Company recognizes revenues on its publishing operations based upon the completed contract method, when the products are shipped.

Product warranty liabilities were as follows:

	Balance at			Balance at
	Beginning of	Charged to		End of
	Year	Expense	Claims	Year
Year ended August 29 2009	$982	$814	$(969)	$827
Year ended August 30, 2008	1,155	705	(878)	982
Year ended August 25, 2007	1,116	761	(722)	1,155

The portion of product warranty liabilities that are not expected to be paid during the next fiscal year are classified as other long-term liabilities in the accompanying consolidated balance sheets. The current portion of product warranty liability is included in accrued expenses.  At August 29, 2009 and August 30, 2008, $0.4 million and $0.5 million, respectively, was included in accrued expenses and $0.4 million and $0.5 million, respectively, was included in other long-term liabilities.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Seasonality

The seasonal nature of the Company’s various businesses tends to be tempered by its broad product mix. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. The Company’s recognition and affinity product line sales are also seasonal, with highest sales during the winter holiday season and in the period leading up to Mother’s Day.

The Company has historically experienced operating losses during its first and fourth fiscal quarters, which include the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, the Company’s working capital requirements tend to exceed its operating cash flows from May through September.

Concentration of Credit Risk

Credit is extended to certain industries, such as retail, which may be affected by changes in economic or other external conditions. The Company’s policy is to manage its exposure to credit risk through credit approvals and limits.

Shipping and Handling Fees

In accordance with Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company recognizes as revenue amounts billed to customers related to shipping and handling, with the related expense recorded as a component of cost of sales.

Supplier Concentration

The Company purchases substantially all synthetic and semi-precious stones from a single supplier located in Germany. The Company also purchases a majority of its gold from a single supplier.

Advertising

The Company expenses advertising costs as incurred; however in accordance with AICPA Statement of Position 93-7 “Reporting on Advertising Costs” the Company defers certain advertising costs until the first time the advertising takes place. These deferred advertising costs are included in prepaid expenses and other current assets.

Selling, general and administrative expenses included in income (loss) from continuing operations include advertising expenses of $3.9 million, $5.1 million and $5.2 million for the years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively.

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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS  168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative generally accepted accounting principles. The Codification will supersede all existing non-SEC accounting and reporting standards. The issuance of SFAS 168 does not change generally accepted accounting principles; it will, however, change the applicable citations and naming conventions used when referencing generally accepted accounting principles. SFAS 168 is effective for interim and annual periods beginning with the first quarter of the Company’s fiscal year 2010. The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted SFAS 165 in the fourth quarter of our fiscal year 2009, and, accordingly, has evaluated all subsequent events through November 17, 2009, the date of the issuance of the financial statements, for potential recognition or disclosure in the financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” (“FAS 132(R)-1”).  FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits,” and provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan.  FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, that is beginning with the Company’s fiscal year 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances for the first annual reporting period beginning after December 15, 2008, that is beginning with the Company’s fiscal year 2010.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for the Company beginning with fiscal year 2009.  The standard did not have an impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for the Company beginning with fiscal year 2009. The adoption of the standard did not have an impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plans as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.   The Company adopted the recognition and disclosure provisions of SFAS 158 in fiscal 2007 and the measurement date provisions in fiscal 2009. The adoption of the measurement date provisions of SFAS 158 resulted in an immaterial increase to retained earnings, decrease in other long-term liabilities and decrease in other comprehensive income.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

2. Discontinued Operations

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

The results of operations of the achievement publications business are reported as discontinued operations in the consolidated statements of operations for the years ended August 30, 2008 and August 25, 2007.  Prior to the shutdown, the achievement publications business was included as the Company’s achievement publications reporting segment.  Certain shared costs that were previously allocated to the achievement publications segment in fiscal 2007 were reallocated to the remaining continuing segments since such costs will continue to be incurred. Net sales and loss from discontinued operations for the years ended August 30, 2008 and August 25, 2007 are as follows:

	For the year ended
	August 30, 2008	August 25, 2007
Discontinued Operations:
Net sales	$1,752	$5,148

Operating loss	$(6,375)	$(28,406)
Benefit for income taxes	(9,123)	(11,108)
Income (loss) from discontinued operations	$2,748	$(17,298)

The Company recognized charges of $4.7 million during the first quarter of 2008, primarily related to the write-off of the remaining carrying value of tangible and intangible assets upon shutdown of the achievement publications segment.  These charges are included in the loss from discontinued operations in the consolidated statements of operations and in other charges in the consolidated statements of cash flows.

Also included in loss from discontinued operations for the year ended August 30, 2008 are $0.7 million of costs incurred for contract termination and employee termination costs related to the shutdown.  All such costs have been paid.

The income tax benefit of $9.1 million attributable to discontinued operations for fiscal 2008 includes a deferred tax benefit of approximately $8.7 million.  The tax benefit from discontinued operations in fiscal 2008 was impacted by a portion of the tax loss related to the shutdown of the achievement publications segment creating a permanent benefit for tax purposes.

3. Business Acquisitions

Effective April 1, 2007, Commemorative Brands, Inc. (“CBI”), a wholly-owned subsidiary of AAC, acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers Embroidery Inc. (“Powers”). Powers, located in Waco, Texas, is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise. The purchase price in connection with this acquisition was approximately $6.2 million, including transaction costs. The Powers acquisition was accounted for using the purchase method of accounting. Pro forma results of operations have not been presented since the effect of the Powers acquisition on AAC’s financial position and results of operations is not material.

On January 6, 2009, CBI entered into an amendment to the stock purchase agreement related to the acquisition of Powers.  The amended agreement provided for $0.3 million of additional purchase price instead of the provision in the original agreement that provided for up to $1.5 million of additional purchase price payment that was contingent upon the acquired business achieving certain financial goals through August 2010.  The $0.3 million of additional purchase price is to be paid over three years beginning January 2009 and $0.1 million was paid during year ended August 29, 2009.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

4. Inventories

A summary of inventories is as follows:

	August 29, 2009	August 30, 2008

Raw materials	$12,858	$15,840
Work in process	5,457	5,431
Finished goods	6,722	6,540
Less—Reserves	(333)	(400)
	$24,704	$27,411

The Company’s cost of sales includes depreciation of $11.4 million, $10.8 million and $10.3 million for the years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively.

5. Prepaid Expenses and Other Current Assets, Net

Prepaid expenses and other current assets, net consist of the following:

	August 29, 2009	August 30, 2008

Sales representative advances	$9,235	$10,683
Less—reserve on sales representative advances	(2,027)	(1,918)
Prepaid advertising and promotional materials	849	2,009
Prepaid commissions	1,617	1,736
Reimbursable travel advances	1,130	1,157
Other	3,770	3,395
Affiliate receivable:
Intermediate Holdings - due from Parent Holdings	-	2,333
AAC - due from Parent Holdings	-	1,777

Total prepaid expenses and other current assets:
Intermediate Holdings	$14,574	$19,395
AAC	$14,574	$18,839

6. Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	August 29, 2009	August 30, 2008

Land	$6,897	$6,897
Buildings and improvements	10,195	10,020
Tools and dies	28,227	26,771
Machinery and equipment	81,210	78,856
Construction in progress	1,242	4,468
Total	127,771	127,012
Less-accumulated depreciation	(71,245)	(58,535)
Property, plant, and equipment, net	$56,526	$68,477

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

The Company’s depreciation expense recorded in the accompanying consolidated statements of operations was $14.4 million, $14.0 million and $13.8 million for the years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively.

During fiscal 2009, the Company recorded a non-cash charge of $3.6 million related to the impairment of capitalized software development costs previously included in construction in progress.  In August 2009, as a result of redefined business needs, the Company determined that it was probable that the software would not perform as required.  The Company discontinued all efforts associated with this project and performed an assessment of recoverability in accordance with SFAS 144.  It was determined that the carrying amount was not recoverable and that there was no fair value related to the software development costs, resulting in a write-off of the entire carrying amount of the asset.  The charge related to this impairment is included in other charges in the accompanying consolidated statements of operations and consolidated statements of cash flows.

7. Goodwill and Other Intangible Assets

Goodwill

The changes in the net carrying amount of goodwill were as follows:

	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total

Balance at August 25, 2007, as previously reported	$67,092	$65,241	$23,781	$2,193	$14,970	$173,277
Restatement Adjustment	$(5,280)	(4,799)	(1,749)	(860)	(887)	(13,575)
Write-off related to shutdown of segment	-	-	-	(1,333)	-	(1,333)
Powers purchase price adjustment	-	-	-	-	(11)	(11)
Balance at August 30, 2008, as restated	$61,812	$60,442	$22,032	$-	$14,072	$158,358
Powers purchase price adjustment	-	-	-	-	250	250
Balance at August 29, 2009	$61,812	$60,442	$22,032	$-	$14,322	$158,608

Subsequent to the issuance of the Company's consolidated financial statements for the year ended August 30, 2008, the Company identified an error related to the original purchase price allocation in March 2004.  The Company did not consider certain transaction costs eligible for deduction for income tax purposes in 2004.  Therefore, deferred tax assets at acquisition of approximately $13.6 million were not recorded thereby overstating goodwill.   Instead, the Company incorrectly established deferred tax liabilities for approximately $13.6 million in 2004 when these amounts were deducted for income tax purposes.  The deductions taken in the 2004 tax return should have reduced deferred tax assets that should have been established at acquisition.  This overstatement of goodwill and deferred tax liabilities has remained since 2004.  The Company corrected goodwill as reflected in the above table and also reduced long term deferred tax liabilities by $13.6 million.  There was no impact on the cash flows from operations for any year.

During 2008, upon shutdown of the achievement publications segment, the remaining balance of goodwill was written off.  The remaining balance of goodwill was overstated as a result of the error noted above; accordingly the amount of the write-off recorded in the Company's Consolidated Statements of Operations was overstated by $0.9 million.  The effects of this restatement on the Consolidated Statements of Operations for the year ended August 30, 2008 is as follows:

	Intermediate Holdings		AAC
	As Previously Reported	As Restated	As Previously Reported	As Restated

Income from discontinued operations	$1,888	$2,748	$1,888	$2,748
Net income	5,575	6,435	14,212	15,072

The Powers purchase price adjustment recorded during the year ended August 29, 2009 is a result of the amendment to the stock purchase agreement related to the acquisition of Powers (see Note 3).

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Other Intangible Assets

Other intangible assets consisted of the following:

	August 29, 2009
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$36,826	$-	$36,826
Patents	14 to 17 years	7,317	(2,400)	4,917
Customer lists and distribution contracts	3 to 12 years	97,740	(52,731)	45,009

Total		$141,883	$(55,131)	$86,752

	August 30, 2008
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$36,826	$-	$36,826
Patents	14 to 17 years	7,317	(1,960)	5,357
Customer lists and distribution contracts	3 to 12 years	97,740	(42,923)	54,817

Total		$141,883	$(44,883)	$97,000

Under the provisions of SFAS No. 142, the Company tests goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if impairment indicators occur.  If the fair value of each reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  The Company determines the fair value of each reporting unit using a discounted cash flow analysis to measure the present value of anticipated future net cash flows of the reporting unit. Significant judgments and assumptions including projecting future cash flows, determining appropriate discount rates and other assumptions are inherent in the discounted cash flow analysis.  Actual results may vary from the assumptions used in the Company’s fair value calculations.  The annual impairment reviews performed as of August 29, 2009 and August 30, 2008 did not reveal any impairment.

During the fourth quarter of fiscal 2007, the Company began evaluating strategic options for the achievement publications segment due to a financial downturn in this segment.  At August 25, 2007, it was management’s expectation that the achievement publications segment would be sold or otherwise disposed of significantly before the end of its previously estimated useful life.  As this was an indicator that the carrying amount of the related assets may not be recoverable, it was considered a triggering event requiring that the assets of the achievement publications segment be tested for recoverability in accordance with SFAS 144 and SFAS 142.  The impairment analysis indicated that an impairment in goodwill, trademarks, and tangible assets existed as of August 25, 2007.  The Company recorded a charge of $22.8 million, of which $12.1 million reduced the carrying value of trademarks, $9.5 million reduced the carrying value of goodwill, and $1.2 million reduced the carrying value of fixed assets in the achievement publications segment. In fiscal 2008, upon shutdown of this segment, the Company wrote off trademarks of $0.3 million, customer lists of $5.8 million and accumulated amortization on customer lists of $5.8 million related to the discontinued segment. These charges are included in discontinued operations in the accompanying consolidated statements of operations and in other charges in the consolidated statements of cash flows.

As a result of the annual impairment review performed in the fourth quarter of fiscal 2007, the Company recorded an impairment of $4.9 million related to goodwill and trademarks in its retail class rings business that is included in the class rings business segment and $0.4 million related to trademarks in its personalized fashion jewelry business that is included in the other business segment to adjust the carrying value to the current net realizable value. These charges are included in other charges in the accompanying consolidated statements of operations and consolidated statements of cash flows.  The goodwill impairment in the retail class rings was primarily due to lower revenue forecasts reflecting the softness in the retail jewelry market serving class rings and the continued consolidation in the independent jeweler segment. The annual impairment review performed in the other businesses did not reveal any impairment.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Total amortization on other intangible assets was $10.8 million, $11.2 million and $11.2 million for the years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively, which is recorded as selling, general and administrative expense. Estimated annual amortization expense for fiscal years 2010 through 2014 is as follows:

Fiscal Year Ending	Amount
2010	$10,249
2011	10,249
2012	9,816
2013	9,220
2014	5,970
Thereafter	4,422

8. Accrued Expenses

Accrued expenses consists of the following:

	August 29, 2009	August 30, 2008
Intermediate Holdings
Commissions and royalties	$6,328	$7,145
Compensation and related costs	2,197	3,845
Accumulated pension and postretirement benefit cost	258	271
Accrued sales and property taxes	1,477	1,824
Accrued workman’s compensation and medical claims	857	858
Other	2,500	2,920
	$13,617	$16,863

	August 29, 2009	August 30, 2008
AAC
Commissions and royalties	$6,328	$7,145
Compensation and related costs	2,197	3,845
Accumulated pension and postretirement benefit cost	258	271
Accrued sales and property taxes	1,477	1,824
Accrued workman’s compensation and medical claims	857	858
Other	2,623	2,909
	$13,740	$16,852

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

9. Long-term Debt

Long-term debt consists of the following:

	August 29, 2009	August 30, 2008
Intermediate Holdings
10.25% Senior discount notes due October 1, 2012 (net of unamortized discount of $0 and $1,079, respectively)	$131,500	$130,421
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due March 25, 2011	-	-
Term loan due March 25, 2011	46,753	75,485
Total	328,253	355,906
Less current portion of long-term debt	(4,000)	(2,908)
Total long-term debt	$324,253	$352,998

	August 29, 2009	August 30, 2008
AAC
8.25% Senior subordinated notes due April 1, 2012	$150,000	$150,000
Senior secured credit facility:
Revolving credit facility due March 25, 2011	-	-
Term loan due March 25, 2011	46,753	75,485
Total	196,753	225,485
Less current portion of long-term debt	(4,000)	(2,908)
Total long-term debt	$192,753	$222,577

10.25% Senior Discount Notes

On November 16, 2004 Intermediate Holdings issued the 10.25% Notes.  Interest accrued on the 10.25% senior discount notes in the form of an increase in the accreted value of the notes through October 1, 2008. Thereafter, cash interest on the 10.25% senior discount notes accrues and is payable semiannually in arrears on April 1 and October 1 of each year, at a rate of 10.25% per annum.  The initial interest payment of $6.7 million was funded by AAC on April 1, 2009, and was accounted for as a capital distribution from AAC and reflected as a reduction of AAC’s accumulated earnings.

At any time on or after October 1, 2008, Intermediate Holdings may redeem the 10.25% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium of 5.125%, declining ratably to par, plus accrued and unpaid interest.

If a change in control as defined in the indenture relating to the 10.25% Notes occurs, Intermediate Holdings must give the holders of the 10.25% Notes the opportunity to sell their 10.25% Notes to Intermediate Holdings at 101% of the aggregate principal amount at maturity of the 10.25% Notes, plus accrued interest.

The terms of the 10.25% Notes limit Intermediate Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions to the indenture governing the 8.25% Notes and the Amended Senior Credit Facility (as defined below). As of August 29, 2009, Intermediate Holdings was in compliance with all such provisions.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

8.25% Senior Subordinated Notes

On March 25, 2004, AAC issued $150 million of the 8.25% Notes. The 8.25% Notes bear interest at a stated rate of 8.25%. The 8.25% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of AAC’s existing and future senior indebtedness, including obligations under the Company’s Amended Senior Credit Facility (as defined below), pari passu in right of payment with any of the Company’s future senior subordinated indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The 8.25% Notes are guaranteed by the Company’s existing domestic subsidiaries and will be guaranteed by the Company’s future domestic subsidiaries. The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the applicable guarantor, pari passu in right of payment with any future senior subordinated debt of such guarantor and senior in right of payment to any future subordinated indebtedness of such guarantor.

At any time on or after April 1, 2008, the Company may redeem the 8.25% Notes.  If a change in control as defined in the indenture relating to the 8.25% Notes occurs, the Company must give the holders of the 8.25% Notes the opportunity to sell their 8.25% Notes to the Company at 101% of the principal amount of the 8.25% Notes, plus accrued interest.

The 8.25% Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens and transactions with affiliates, among other restrictions (as defined in the indenture governing the 8.25% Notes). In addition, the 8.25% Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the indenture governing the 8.25% Notes). The Company was in compliance with the 8.25% Notes covenants as of August 29, 2009.

Senior Secured Credit Facility

On March 25, 2004, AAC entered into a $195.0 million senior credit facility which included a $155.0 million term loan and up to $40.0 million available under a revolving credit facility. On May 20, 2009, the Company executed an amendment (the “Second Amendment”) to the senior secured credit facility (as amended, the “Amended Senior Credit Facility”). Among other things, the Second Amendment: (i) modified the existing $40 million revolving facility to a $25 million revolving facility available through March 25, 2011 and eliminated incremental facilities of up to $75 million available under the original agreement, (ii) increased interest rates, term loan quarterly amortization, and revolving commitment fees paid to lenders, (iii) modified the limitations on restricted payments, dividends or distributions, and permitted acquisitions, and (iv) modified covenants relating to the maintenance of a maximum leverage ratio and minimum interest coverage ratio to be less restrictive for fiscal quarters beginning August 30, 2009.

In connection with the Second Amendment, the Company incurred costs totaling $2.5 million, of which $1.1 million was recorded as selling, general and administrative expense during the year ended August 29, 2009, and $1.4 million is included in other assets and will be amortized over the remaining term of the Amended Senior Credit Facility.

The Amended Senior Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of AAC, and AAC’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by AAC Holding Corp. and AAC’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). As of August 29, 2009, assets of AAC subject to lien under the Amended Senior Credit Facility were approximately $243.9 million. All of AAC’s obligations under the Amended Senior Credit Facility are fully and unconditionally guaranteed by AAC Holding Corp. and AAC’s direct and indirect domestic subsidiaries.

The term loan of the Amended Senior Credit Facility is due in March 2011. Quarterly payments of $1.0 million are required beginning August 30, 2009 through February 28, 2011. The term loan of the Amended Senior Credit Facility has an interest rate based upon the higher of 3.0% or the base rate, which is derived from the Prime Rate or Federal Funds Effective Rate as defined in the credit agreement, or the higher of 2.0% or London Interbank Offered Rate (“LIBOR”) depending on the type of loan AAC chooses, plus an applicable margin based on a calculated leverage ratio as defined in the agreement. The interest rate on the term loan of the Amended Senior Credit Facility was 6.25% at August 29, 2009.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

During the years ended August 29, 2009 and August 30, 2008, the Company paid down $28.7 million and $11.6 million, respectively, of the term loan of the Amended Senior Credit Facility, of which $2.8 million and $1.1 million, respectively, were mandatory payments. In the event that there is Consolidated Excess Cash Flow, as defined in the credit agreement governing the Amended Senior Credit Facility, the Company will be required to make an additional prepayment based on the Company’s Consolidated Excess Cash Flow and Leverage Ratio. Based on the Leverage Ratio calculated as of August 29, 2009, the Company will not be required to make an additional prepayment.

The revolving credit facility matures in March 2011. Availability under the revolving credit facility is restricted to a total revolving commitment of $25.0 million as defined in the credit agreement governing the Amended Senior Credit Facility. Availability under the revolving credit facility as of August 29, 2009 was approximately $23.0 million with $2.0 million in letters of credit outstanding.

Advances under the revolving credit facility may be made as base rate loans or LIBOR loans at AAC’s election. Interest rates on base rate loans are based upon the higher of 3.0% or the base rate, which is derived from the Prime Rate or Federal Funds Effective Rate as defined in the credit agreement, plus an applicable margin based on a leverage ratio as defined in the agreement.  Interest rates on LIBOR loans are based upon the higher of 2.0% or LIBOR plus an applicable margin based on a leverage ratio as defined in the agreement.

The Amended Senior Credit Facility contains restrictions on the ability of AAC to pay dividends and make certain other payments to Parent Holdings and its subsidiaries. Pursuant to each arrangement, AAC may, subject to certain limitations, pay dividends or make such payments in connection with (i) repurchases of certain capital stock of Parent Holdings and (ii) the payment by Parent Holdings of taxes, costs and other expenses required to maintain its legal existence and for legal, accounting and other overhead costs incurred in the ordinary course of business, (iii) the payment by Intermediate Holdings of interest on the 10.25% senior discount notes, and (iv) repayment, redemption or repurchase of indebtedness of Parent Holdings and Intermediate Holdings in an amount not to exceed $15.0 million.  During fiscal 2009, AAC made a cash distribution of $8.3 million to Parent Holdings in connection with the repurchase of indebtedness. The cash distribution was accounted for as a distribution by AAC to Intermediate Holdings to Parent Holdings, which is reflected as a reduction to accumulated earnings, to the extent that it exists, and then to additional (distributions in excess of) paid-in capital.

AAC was in compliance with the Amended Senior Credit Facility’s covenants as of August 29, 2009.

Long-term debt outstanding as of August 29, 2009 matures as follows:

	Intermediate
	Holdings	AAC
	Amount	Amount
Fiscal Year Ending	Maturing	Maturing
2010	4,000	4,000
2011	42,753	42,753
2012	150,000	150,000
2013	131,500	-
Thereafter	-	-
Total	$328,253	$196,753

Intermediate Holdings’ weighted average interest rate on debt outstanding as of August 29, 2009 and August 30, 2008 was 8.8% and 8.3%, respectively.

AAC’s weighted average interest rate on debt outstanding as of August 29, 2009 and August 30, 2008 was 7.8% and 7.2%, respectively.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

The following table presents the amount of interest income included in interest expense, net, for fiscal years 2009, 2008 and 2007:

	For the year ended
	August 29, 2009	August 30, 2008	August 25, 2007
Intermediate Holdings	$339	$562	$547
AAC	$339	$543	$523

10. Commitments and Contingencies

Leases

Certain Company facilities and equipment are leased under operating lease agreements expiring at various dates through 2018.  The Company had no capital leases as of August 29, 2009 and August 30, 2008.  The Company’s commitments under the noncancellable portion of all operating leases for each of the five years ending after August 29, 2009 and thereafter are approximately as follows:

Operating
Fiscal Year Ending	Expense
2010	$1,331
2011	736
2012	545
2013	440
2014	422
Thereafter	1,896
$5,370

Some of the Company’s rental property leases contain options to renew the leased space for periods up to an additional ten years.

Lease and rental expense included in income from continuing operations in the accompanying consolidated statements of operations was $2.5 million, $2.3 million and $2.3 million for the years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively.

Pending Litigation

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on the Company’s results of operations, financial condition or cash flows.

Plant Closure

In April 2006, AAC announced the closure of its yearbook facility in San Angelo, Texas. The Company decided to relocate the operations from this facility to its Dallas, Texas facility, in order to take advantage of the Dallas facility’s enhanced technology and service delivery. The closure and relocation was completed by the end of August 2006.  During the fourth quarter of fiscal 2007, management revised its estimated future cash flows for the San Angelo, Texas operating lease, which is no longer in use by the Company.  The revision was based on a change in timing and amount of the estimated sublease rentals that can reasonably be obtained in the market.  The cumulative effect of these changes resulted in additional expense of $1.0 million in fiscal 2007, which was recorded in cost of sales. A similar analysis performed in 2008 resulted in a reduction of expenses of $0.2 million in the third quarter and was recorded in cost of sales.   The consolidated balance sheets as of August 29, 2009 and August 30, 2008 reflect a current liability of $0.6 million included in accrued liabilities and a long-term liability of $0.2 million included in other long-term liabilities.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

11.  Fair Value Measurements

In fiscal year 2009, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

•	Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access

•
Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data.

•
Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of cash and cash equivalents, which include highly liquid investments. Fair value is determined based on observable quotes from banks at the reporting date. Cash and cash equivalents are classified as Level 1 because they are valued using quoted prices and other relevant information generated by market transactions involving identical assets and liabilities.

Financial assets and liabilities with carrying amounts approximating fair value include accounts receivable, book overdraft, accounts payable. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

Intermediate Holdings’ long-term debt (including current maturities) at August 29, 2009 had a carrying value of $328.3 million and a fair value of approximately $312.5 million.  AAC’s long-term debt (including current maturities) at August 29, 2009 had a carrying value of $196.8 million and a fair value of approximately $196.8 million.  The carrying value is based on rates available at the issuance of the debt, and the fair value is based on current rates available to the Company for debt with the same or similar terms.

12. Employee Compensation and Benefits

Postretirement Pension and Medical Benefits

CBI provides certain healthcare and life insurance benefits for former employees of L.G. Balfour Company, Inc. (“CBI Plan”). Certain hourly employees of Taylor Publishing Company (“Taylor”), an indirect wholly owned subsidiary of AAC, are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI Plan and TPC Plan are based primarily on the employees’ years of service and compensation near retirement. The CBI Plan was frozen to new entrants effective January 1991. Effective September 2009, the TPC Plan was amended to cease future benefit accruals and to fully vest any accrued pension benefits not fully vested as of September 30, 2009.  The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

For fiscal 2008, the measurement date for the CBI Plan was August 30, 2008, and the measurement date for the TPC Plan was June 30, 2008.  The Company used a measurement date as of the end of its fiscal year for both plans in fiscal 2009 in accordance with SFAS 158.

The following table sets forth the funded status of each plan:

	August 29, 2009		August 30, 2008
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Change in benefit obligation:
Obligation at prior measurement date	$13,087	$2,149	$14,651	$2,288
Service cost	86	-	87	-
Interest cost	1,020	91	914	108
Actuarial loss (gain)	2,075	(253)	(1,890)	(7)
Benefit payments	(812)	(260)	(675)	(293)
Plan Participant Contributions	-	48	-	53
Curtailments	(18)	-	-	-
Obligation, end of year	$15,438	$1,775	$13,087	$2,149
Change in fair value of plan assets:
Fair value of plan assets at prior measurement date	$13,569	$-	$14,498	$-
Actual return of plan assets	(1,152)	-	(988)	-
Employer contributions	51	212	734	240
Plan Participant Contributions	-	48	-	53
Benefit payments	(812)	(260)	(675)	(293)
Fair value of plan assets, end of year	$11,656	$-	$13,569	$-
Funded status:
Funded status at measurement date - net asset (liability)	$(3,782)	$(1,775)	$482	$(2,149)

        Amounts recognized in the Consolidated Balance Sheet consist of:

	August 29, 2009		August 30, 2008
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Other assets, net	$-	$-	$482	$-
Accrued expenses	-	(258)	-	(263)
Other long-term liabilities	(3,782)	(1,517)	-	(1,886)
Total	$(3,782)	$(1,775)	$482	$(2,149)

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

The net periodic postretirement benefit cost includes the following components:

	Fiscal Year Ended
	August 29, 2009		August 30, 2008		August 25, 2007
	TPC	CBI	TPC	CBI	TPC	CBI
	Plan	Plan	Plan	Plan	Plan	Plan
Service costs, benefits attributed to service during the period	$86	$-	$87	$-	$81	$-
Interest cost	1,020	91	914	108	899	108
Expected return on assets	(1,229)	-	(1,168)	-	(987)	-
Amortization of unrecognized net loss (gain)	(29)	(302)	(36)	(310)	-	(352)
Amortization of unrecognized net prior service costs	-	(150)	-	(149)	-	(149)
Net periodic postretirement benefit cost	$(152)	$(361)	$(203)	$(351)	$(7)	$(393)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	August 29, 2009		August 30, 2008
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Net actuarial loss (gain)	$2,738	$(1,907)	$(1,727)	$(1,956)
Prior service cost	-	(557)	-	(707)
	$2,738	$(2,464)	$(1,727)	$(2,663)

The estimated net loss for the TPC Plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $0.1 million.  The estimated net gain and estimated prior service credit for the CBI Plan that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost over the next fiscal year are $0.3 million and $0.1 million, respectively.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

The significant assumptions used in the measurement of the benefit obligation were as follows:

	August 29, 2009	August 30, 2008
CBI Plan-
Weighted average discount rate	4.18%	4.50%
Healthcare trend rate
Current year trend rate	9.00%	9.00%
Ultimate year trend rate	5.00%	5.00%
Year of ultimate trend rate	2013	2012

TPC Plan-
Weighted average discount rate	5.60%	6.90%
Annual salary increases	3.25%	3.25%

      The assumptions used to determine the net periodic postretirement benefit cost were as follows:

	August 29, 2009	August 30, 2008
CBI Plan-
Discount rate	4.50%	5.00%
TPC Plan-
Discount rate	6.90%	6.40%
Expected return on long-term assets	8.00%	8.00%
Rate of compensation increase	3.25%	3.25%

As the CBI Plan is unfunded, no assumption is needed as to the long-term rate of return on assets.

The healthcare cost trend rate assumption has a significant effect on the amounts reported. Increasing (or decreasing) the assumed healthcare cost trend rate one percentage point in each year would increase (or decrease) the accumulated postretirement benefit obligation by $0.1 million, or 4%, as of August 29, 2009 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $6, or 6%, for the fiscal year ended 2009.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

The weighted-average asset allocations for TPC Plan as of the measurement dates of 2009 and 2008, by asset category, are as follows:

Asset Category	2009	2008	Target
Equity securities	57.0%	71.0%	30% - 70%
Debt securities	34.0%	21.0%	10% - 50%
Other	9.0%	8.0%	1% - 20%
	100.0%	100.0%

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

Projections of future cash flows for the CBI Plan are as follows for each of the fiscal years ending:

Fiscal Year Ending	Amount
2010	$263
2011	247
2012	230
2013	211
2014	190
2015-2019	662

Projected contributions include $0.4 million to the TPC Plan in 2009. The actual amount of contributions is dependent upon the actual return on plan assets. Future benefit payments for the TPC Plan, which reflect expected future service, as appropriate, are expected to be paid as follows for each of the fiscal years ending:

Fiscal Year Ending	Amount
2010	$789
2011	812
2012	824
2013	837
2014	854
2015-2019	4,487

The policy, as established by the Corporate Pension Committee, is to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations stated above for equity and debt securities. Equity investments are diversified across U.S. and non-U.S. stocks as well as growth and value funds with small and large capitalizations. The asset allocation, investment risk, investment performance and the investment policy is reviewed on at least a semi-annual basis to determine if any changes are needed. The Company employs the services of a leading global financial services firm to advise on their views of important developments within the economy and securities markets and recommend actions when appropriate, taking into consideration the stated policies and objectives.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

American Achievement Corporation 401(K) Plan

The American Achievement Corporation 401(K) Plan (“Plan”) covers the Austin-based union employees and substantially all non-union employees of the Company. The Plan matches 50 percent of participants’ voluntary contributions up to a discretionary percent determined by the Company. The discretionary percentage in effect through February 2009 was 4 percent for salaried and hourly employees.  Effective March 1, 2009, the Company match contribution was suspended.  The Company made contributions of approximately $0.2 million, $0.7 million and $0.7 million during the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively.

Cash Incentive Plan

Certain members of senior management of the Company and specified members of the Board of Directors are eligible to participate in the American Achievement Corporation Executive Cash Incentive Plan (the “CIP”), as amended February 10, 2009.  Payment from the CIP occurs upon the occurrence of a qualified liquidity event, e.g. change of control.  The CIP is intended to reward an ownership mentality in its members.  Participants in the CIP earn the right to receive payment depending on the number of “units” held by that participant.  Units are typically granted by the Compensation Committee to key employees upon hire.  Units may also be granted on a discretionary basis to recognize exceptional performance.  The maximum number of units available to all plan participants is 150,000.  Units may either be awarded to the employee as Time-Based Units, which are vested over time or as Liquidity Event Units, which vest automatically upon occurrence of a qualified liquidity event; however, if not earlier vested, one fifth of the Liquidity Event units will vest on the sixth anniversary of the date of granting of such Liquidity Event units.  Participants become vested in the Time-Based Units ratably over a 5-year period with one-fifth vesting on each subsequent anniversary of the unit grant date. All Time-based units held by each unit holder employed by the Company on the date of any Qualified Liquidity Event will become vested on such date to the extent not previously vested.  The vesting of all or any portion of the participants’ units may be accelerated, at any time in the sole discretion of the Board of Directors.  Following a qualified liquidity event, a percentage of the participants’ available vested units over the maximum number of units available determines their right to receive from 5% to 15% (based on the net proceeds) of the net proceeds available to the CIP.  The net proceeds available to the CIP are determined by the amount paid for the company after certain debt and equity interests (including dividends previously received) of the owners have been realized, and may be adjusted by the board of directors of Parent Holdings in its sole discretion to reflect past purchases of 10.25% senior discount notes and Parent Holdings indebtedness.  As the payment under the CIP is contingent on occurrence of liquidity event which is not assessed to be probable as of the date of the financial statements, no expense has been recognized for units granted under the plan as of August 29, 2009.  Any expense that could result under the CIP would be recorded at the time of a qualified liquidity event.  At August 29, 2009 and August 30, 2008 there were 113,640 and 115,418 units, respectively, outstanding under the CIP.

Certain members of senior management of the Company are also eligible to participate in the American Achievement Corporation Supplemental Incentive Plan (the “SIP”).  Payment from the SIP occurs upon the occurrence of a qualified liquidity event, e.g. change of control.  The SIP was designed to provide a one-time incentive award to key senior management employees.  Participants in the SIP earn the right to receive payment depending on the number of “units” held by that participant.  Units are granted on a discretionary basis to recognize exceptional performance.  The maximum number of units available to all plan participants is 1,000. Units will vest automatically upon occurrence of a qualified liquidity event during the term of the participant’s employment with the Company.  Following a qualified liquidity event, a percentage of the participants’ available vested units over the maximum number of units available determines their right to receive a portion of the net proceeds available to the SIP.  The net proceeds available to the SIP are determined by the amount paid for the company after certain debt and equity interests (including dividends previously received) of the owners have been realized and payments pursuant to the CIP have been made, and may be adjusted by the board of directors of Parent Holdings in its sole discretion to reflect past purchases of 10.25% senior discount notes and Parent Holdings indebtedness.  As the payment under the SIP is contingent on occurrence of liquidity event which is not assessed to be probable as of the date of the financial statements, no expense has been recognized for units granted under the plan as of August 29, 2009.  Any expense that could result under the SIP would be recorded at the time of a qualified liquidity event. At August 29, 2009 and August 30, 2008 there were 353 outstanding under the SIP.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

13. Income Taxes

The Company and its wholly-owned and majority owned domestic subsidiaries file a consolidated federal income tax return.  Significant components of the provision for income taxes attributable to continuing operations consists of the following:

	Fiscal Year Ended
	August 29, 2009	August 30, 2008	August 25, 2007
Intermediate Holdings
Federal—
Current	$237	$330	$492
Deferred	1,869	2,585	1,358
State—
Current	699	1,044	2,134
Deferred	176	(194)	(109)
	$2,981	$3,765	$3,875

	Fiscal Year Ended
	August 29, 2009	August 30, 2008	August 25, 2007
AAC
Federal—
Current	$374	$338	$489
Deferred	6,270	6,658	4,819
State—
Current	698	1,046	2,124
Deferred	591	80	554
	$7,933	$8,122	$7,986

The provision for income taxes attributable to continuing operations differs from the amount that would be computed if the income before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

	Fiscal Year Ended
	August 29, 2009	August 30, 2008	August 25, 2007
Intermediate Holdings
Computed tax provision at statutory rate	$1,924	$2,608	$2,163
State taxes, net of federal benefit	633	485	1,278
Non-deductible interest on high yield debt	334	312	278
Other	90	360	156
Total income tax provision	$2,981	$3,765	$3,875

	Fiscal Year Ended
	August 29, 2009	August 30, 2008	August 25, 2007
AAC
Computed tax provision at statutory rate	$6,785	$7,156	$6,173
State taxes, net of federal benefit	1,058	760	1,934
Other	90	206	(121)
Total income tax provision	$7,933	$8,122	$7,986

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Deferred tax assets and liabilities consist of the following:

	August 29, 2009	August 30, 2008
Intermediate Holdings
Deferred tax assets
Allowances and reserves	$3,274	$2,610
Net operating loss carryforwards	6,717	36,566
Deferred revenue (net of commissions expense)	-	1,053
Accrued interest	17,038	14,656
Accrued liabilities and other	2,972	2,604
Prepaids and other	1,456	2,764
Total deferred tax assets	$31,457	$60,253
Deferred tax liabilities
Depreciation	8,804	9,936
Amortization of intangibles	45,951	45,255
Prepaids and other	351	886
Total deferred tax liabilities	55,106	56,077
Net deferred tax assets (liabilities)	$(23,649)	$4,176

Short-term deferred tax assets	$10,167	$12,196
Long-term deferred tax liabilities	(33,816)	(8,020)
Net deferred tax assets (liabilities)	$(23,649)	$4,176

	August 29, 2009	August 30, 2008
AAC
Deferred tax assets
Allowances and reserves	$3,274	$2,610
Net operating loss carryforwards	3,744	36,196
Deferred revenue (net of commissions expense)	-	1,053
Accrued liabilities and other	2,972	2,604
Prepaids and other	1,604	2,776
Total deferred tax assets	$11,594	$45,239
Deferred tax liabilities
Depreciation	8,804	9,935
Amortization of intangibles	46,165	45,503
Prepaids and other	351	886
Total deferred tax liabilities	55,320	56,324
Net deferred tax liabilities	$(43,726)	$(11,085)

Short-term deferred tax assets	$7,193	$14,920
Long-term deferred tax liabilities	(50,920)	(26,005)
Net deferred tax liabilities	$(43,727)	$(11,085)

The Company assesses the likelihood that its deferred income tax assets will be recovered through future taxable income.  To the extent that recovery is not likely, a valuation allowance is established. Based on this assessment, the Company has not recorded a valuation allowance as of August 29, 2009 or August 30, 2008.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Approximately $72 million of the Company’s net operating loss carryforwards were utilized by Parent Holdings, who is a member of the same consolidated group for federal income tax purposes.  For tax reporting purposes, the Company has a U.S. net operating loss carryforward of approximately $17.2 million as of August 29, 2009.  Further utilization of the net operating loss carryforwards is contingent on the Company's ability to generate income in the future and may be subject to an annual limitation due to the "change in ownership" provisions in the Internal Revenue Code, as amended.  The net operating loss carryforwards will expire in various years through 2028 if not previously utilized.  The annual limitation may result in the expiration of the net operating losses before utilization.

Deferred tax benefits of net operating losses generated by AAC that will be utilized by Parent Holdings in the 2009 consolidated tax return totaling $27.6 million were transferred from AAC to Parent Holdings in the second quarter of fiscal 2009.  This transfer was accounted for as a distribution by AAC to Intermediate Holdings to Parent Holdings which is reflected as a reduction to additional (distributions in excess of) paid-in capital and a reduction of a deferred tax asset at AAC and Intermediate Holdings.

Subsequent to the issuance of the Company's consolidated financial statements for the year ended August 30, 2008, the Company identified an error related to the original purchase price allocation in March 2004.  The Company did not consider certain transaction costs eligible for deduction for income tax purposes in 2004 as deferred tax assets at acquisition. Therefore long-term deferred tax liabilities were overstated by approximately $13.6 million.  The Company has corrected goodwill and deferred tax liabilities as of August 30, 2008 in the consolidated balance sheets (see Note 7).

14. Related-Party Transactions

On March 25, 2004, AAC entered into a management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement).  Amounts expensed by the Company under the management agreement totaled $3.4 million, $3.4 million and $3.7 million for the years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively.  As of August 29, 2009 and August 30, 2008 the Company had prepaid management fees of approximately $0.2 million.

15. Business Segments

The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the college, high school, junior high school and elementary school markets and of recognition products, such as letter jackets, and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company markets its products and services primarily in the United States and operates in four reporting segments: class rings, yearbooks, graduation products and other.

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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

As discussed in Note 2, the achievement publications business was shut down during the first quarter of fiscal year 2008.  This business historically was included as an additional reporting segment.  As all of the results of operations of the achievement publications business are included in discontinued operations, they are not presented in the tables below.  Certain shared costs that were previously allocated to the achievement publications segment in the year ended August 25, 2007 were reallocated to the remaining continuing segments since such costs will continue to be incurred.

Assets not allocated to the operating segments as of August 30, 2008 represent affiliate receivables from Parent Holdings and are presented in the tables below. The affiliate receivables have been fully repaid.

	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Year Ended August 29, 2009
Net sales	$108,568	$108,705	$42,012	$30,375	$289,660
Depreciation and amortization	11,048	10,207	1,167	2,827	25,249
Segment operating income	5,363	27,741	4,648	(1,563)	36,189
Capital expenditures	1,411	3,710	413	394	5,928
Non-cash charges:
Other charges	2,234	222	653	486	3,595

Year Ended August 30, 2008
Net sales	$120,282	$115,084	$45,846	$32,191	$313,403
Depreciation and amortization	10,382	10,223	1,831	2,393	24,829
Segment operating income (loss)	7,926	27,975	6,519	(2,199)	40,221
Capital expenditures	2,854	8,264	808	653	12,579

Year Ended August 25, 2007
Net sales	$120,949	$115,207	$44,428	$30,004	$310,588
Depreciation and amortization	10,176	10,000	1,640	1,836	23,652
Segment operating income	7,311	25,152	6,308	932	39,703
Capital expenditures	3,269	5,160	1,107	623	10,159
Non-cash charges:
Other charges	4,917	-	-	345	5,262
Loss on operating lease agreement	-	961	-	-	961

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Following is a reconciliation of segment depreciation and amortization, capital expenditures and other charges for the years ended August 29, 2009, August 30, 2008 and August 25, 2007:

	Total Current Segments	Discontinued Segment	Total
Year Ended August 30, 2008
Depreciation and amortization	$24,829	$400	$25,229
Capital expenditures	12,579	-	12,579
Other charges	-	4,682	4,682

Year Ended August 25, 2007
Depreciation and amortization	$23,652	$1,348	$25,000
Capital expenditures	10,159	435	10,594
Other charges	5,262	22,751	28,013

	Intermediate Holdings
	Class		Graduation		Assets not
	Rings	Yearbooks	Products	Other	Allocated	Total
Segment assets
August 29, 2009	$170,381	$148,242	$51,041	$38,871	$-	$408,535
August 30, 2008	184,353	157,928	53,628	43,816	2,333	442,058

	AAC
	Class		Graduation		Assets not
	Rings	Yearbooks	Products	Other	Allocated	Total
Segment assets
August 29, 2009	$168,325	$146,537	$50,489	$38,272	$-	$403,623
August 30, 2008	184,659	158,340	53,792	43,831	1,777	442,399

.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) the information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon our evaluation, management including the Chief Executive Officer and Chief Financial Officer, as indicated in the certifications in Exhibit 31.1 and 31.2 of this report, have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Annual Report on Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the consolidated financial statements of the Company for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 29, 2009, the end of our fiscal year, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework”.   Based on our evaluation, Management has concluded that our internal control over financial reporting was effective as of August 29, 2009.  We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

This Annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended August 29, 2009 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10. Director, Executive Officers of the Registrants and Corporate Governance

The following table sets forth information about our boards of directors and executive officers as of August 29, 2009 (unless stated otherwise, all officers and directors hold their respective position in Intermediate Holdings, AAC Holding Corp. and AAC):

Name	Age	Position
Donald J. Percenti	52	President, Chief Executive Officer and Director
Kris G. Radhakrishnan	48	Chief Financial Officer and Treasurer
Sherice P. Bench	49	Executive Vice President and Secretary
Theresa Ann Broome	57	Vice President of Human Resources, AAC
Matthew Gase	50	General Manager, CBI

Peter Lamm	58	Director
Mac LaFollette	45	Director
W. Gregg Smart	49	Director
David Richman	30	Director
Myles Kleeger	34	Director
Alan J. Bowers	54	Director

Donald J. Percenti became President and Chief Executive Officer and a member of the board of directors of AAC in September 2005. Prior to becoming President and Chief Executive Officer, Mr. Percenti served as Senior Vice President, On Campus and General Manager, Printing since 1996. From 1991 to 1996, he was Vice President, Sales and Marketing of L.G. Balfour Company, the prior owner of Balfour. From 1977 to 1991, Mr. Percenti was employed by Balfour in various capacities. Mr. Percenti is a member of the Company’s boards of directors.

Kris G. Radhakrishnan became Chief Financial Officer and Treasurer in April 2007. From September 2004 to March 2006 Mr. Radhakrishnan served as the Vice President and Chief Financial Officer of Resolution Specialty Materials, a global specialty chemical company. From July 2002 to September 2004, Mr. Radhakrishnan served as the Vice President and Controller of Celanese Chemicals and from August 2001 to July 2002, he served as Director of Finance at Celanese Chemicals. Mr. Radhakrishnan received an M.B.A. from Northern Illinois University and a Bachelor of Commerce (accounting) from University of Madras, India.

Sherice P. Bench became Executive Vice President in April 2007 and has been Secretary since January 2001.  Prior to becoming Executive Vice President, Ms. Bench was Chief Financial Officer and Treasurer from January 2001 to April 2007. From 1996 to January 2001, Ms. Bench was Vice President and Controller. From 1989 to 1996, Ms. Bench was Vice President Finance and Controller for CJC Holdings Inc., the prior owner of ArtCarved. Prior to that time, Ms. Bench was employed as an audit manager with Arthur Andersen LLP. Ms. Bench is a Certified Public Accountant and she received a B.B.A. in Accounting from Texas Tech University.

Theresa Ann Broome has been Vice President, Human Resources since April, 2006.  Prior to that she led her own Human Resources consulting practice and served as Group Vice President, Human Resources and Director, Compensation and Benefits, for Coca Cola Enterprises.  She also held several executive operational and human resources roles in the U. S. Postal Service, including General Manager for operations in the state of Mississippi.  She holds an M.B.A from Louisiana State University, a B.S. from the University of Southern Mississippi and has completed Executive Masters Programs at the University of Virginia and Duke University.

Matthew Gase has been General Manager, CBI since February 2006. From 1997 to 2006, Mr. Gase served in numerous senior executive capacities at ConAgra Foods, Inc., where he was most recently Vice President, International Strategic Development. From 1982 to 1997, Mr. Gase held a variety of general management roles at Nestle Purina Company. Mr. Gase received an M.B.A. from Loyola Marymount University and a Bachelor of General Studies from the University of Michigan.

Peter Lamm joined AAC’s board of directors in March 2004 and has served as a director of Intermediate Holdings since its inception. He is currently a member of the Compensation Committee. Mr. Lamm is the Chairman and Chief Executive Officer of Fenway Partners. Mr. Lamm founded Fenway Partners in 1994. He was previously a General Partner of the investment partnerships managed by Butler Capital Corporation (“BCC”) and a Managing Director of BCC. Prior to joining BCC in 1982, Mr. Lamm was involved in launching Photoquick of America, Inc., a family business. Mr. Lamm received an M.B.A. from Columbia University School of Business and a B.A. in English Literature from Boston University.

Mac LaFollette joined AAC’s board of directors in March 2004 and has served as a director of Intermediate Holdings since its inception.  Mr. LaFollete is a founder of Graduate Capital GP, LLC, the general partner of Graduate Capital Partners, L.P., which holds series A preferred stock of AAIH, the direct parent company of the Company and warrants to purchase common stock of Parent Holdings, the indirect parent company of the Company.  Mr. LaFollette was previously a Managing Director of Fenway Partners. Prior to joining Fenway Partners in 2000, Mr. LaFollette was a Director in the Leveraged Finance group at Credit Suisse First Boston. At First Boston, he identified leveraged buyout transactions for financial sponsors and financed LBOs in the bank market and high yield markets. Prior to joining First Boston, he worked in the Latin America Investment Banking Group at UBS. Mr. LaFollette received an M.B.A. from Harvard Business School and a Bachelor of Arts from Harvard College.

W. Gregg Smart joined AAC’s boards of directors in March 2004 and has served as a director of Intermediate Holdings since its inception. He is currently a member of the Audit Committee and Compensation Committee. Mr. Smart is a Managing Director of Fenway Partners. Prior to joining Fenway Partners in July 1999, Mr. Smart spent 13 years at Merrill Lynch & Co. where he was a Managing Director in the Financial Sponsors Group. Prior to joining Merrill Lynch & Co., Mr. Smart was with First Union National Bank. Mr. Smart received an M.B.A. from the Wharton School and a B.A. in Economics from Davidson College.

David Richman joined Company’s boards of directors in February 2009. He is a member of the Audit Committee and AAC Compensation Committee.  Mr. Richman is a Vice President at Fenway Partners.  Prior to joining Fenway Partners in 2005, Mr. Richman was an Associate at Brera Capital Partners. Mr. Richman was also previously an investment banker with UBS in London and subsequently in New York. Mr. Richman received an A.B. in Economics from Georgetown University.

Myles Kleeger joined AAC’s board of directors in June 2006. In August 2006, Mr. Kleeger joined Intermediate Holdings boards of directors. Mr. Kleeger is a Managing Director at the Kaplan Thaler Group (“KTG”) and heads the marketing unit, KTG Buzz. Before joining KTG, Mr. Kleeger served as the Senior VP and General Manager of Alloy Marketing & Promotions (“AMP”), a full-service marketing agency specializing in experiential and digital marketing solutions for clients targeting the youth market. Prior to becoming the General Manager of AMP, Mr. Kleeger served as VP of AMP Design, the web design and technology services division of the AMP. Mr. Kleeger began his career at AMP in a sales role and also held multiple sales and marketing positions at Parade Publications prior to joining AMP in 1999. Mr. Kleeger received his undergraduate degree from Duke University and his M.B.A. in Finance from the NYU Stern School of Business.

Alan J. Bowers joined the Company’s boards of directors in August 2006. Mr. Bowers was also appointed to chair the Audit Committee of the Boards of Directors. Mr. Bowers served as President, Chief Executive Officer and Board Member of Cape Success, LLC, a consolidated group of service businesses, from 2001 through 2004. Mr. Bowers previously served as President, Chief Executive Officer and Board Member of Marketsource Corporation, a multi-divisional service firm, from 2000 through 2001 and MBL Life Assurance Corporation, successor to Mutual Benefit Life, from 1995 to 1999. Prior to joining MBL Life Assurance Corporation, Mr. Bowers was with Coopers & Lybrand, LLP, predecessor to PricewaterhouseCoopers, from 1978 to 1995. He became a partner in 1986, working in the Firm’s audit practice and ultimately becoming an area managing partner. Mr. Bowers received an M.B.A. in Finance and Economics from St. John’s University and a B.S. in Accounting from Montclair State University.

Board Committees

Our boards of directors directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors and two standing committees: the audit committee and the compensation committee. In addition, from time to time, other committees may be established under the direction of the board of directors when necessary to address specific issues.

The duties and responsibilities of the audit committee include recommending to the board of directors the appointment or termination of the engagement of our independent public accountants, overseeing the independent registered public accounting firm relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full board of directors. Mr. Alan Bowers chairs the audit committee and has been designated by the board of directors as the audit committee financial expert within the meaning of SEC regulations. The compensation committee reviews and approves the compensation of our chief executive officer and key executives and administers any cash or equity incentive plan approved by our board of directors.

Code of Ethics

Intermediate Holdings and AAC collectively adopted a Code of Ethics & Business Conduct and an Anti-Fraud Policy, on September 5, 2007, which applies to all members of management, our executive officers and our board of directors.  These policies further extend and reinforce the ethical values of the Company communicated through our Code of Conduct distributed to all employees upon hire.

We review our Code of Ethics & Business Conduct and our Anti-fraud Policy annually and amend it, as necessary, to be in compliance with current laws.  We require senior management employees and employees with a significant role in internal control over financial reporting to confirm compliance with the Code and Policy on an annual basis.  Copies of the Code of Ethics & Business Conduct and Anti-Fraud Policy are available to any person, upon request and free of charge.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Philosophy

Our compensation programs recognize that our employees are responsible for our Company’s growth, achievements and success.  We seek to attract and retain business leaders that, knowing that we are marking the most significant milestones in the lives of our customer, have an unwavering commitment to the high quality of the products we make and the services we provide, while fostering innovation in the market place.  Our programs support our drive for excellence in all that we say and do by setting high performance standards with supporting accountability and responsibility.  We have a philosophy that values teamwork and the results achieved by working together, communicating effectively and supporting common goals.

It is our policy to provide rates of pay which are competitive with the average rates paid elsewhere in the area for similar work and which reflect fairly the difference between jobs in the Company.  Individual performance is evaluated annually and considered in compensation decisions.  We recognize individual ability and performance as the soundest and most equitable basis for individual salary adjustments and promotion within the Company.  In addition, annual results-based incentives are awarded to executives for maximizing revenue and EBITDA obtainment.  Our compensation program recognizes individual performance must go hand-in-hand with the achievement of Company goals in order to create a meaningful structure to maximize results and add value to the Company.

Role of the Compensation Committee

Our Compensation Committee consists of Peter Lamm, W. Gregg Smart and David Richman.  The Compensation Committee generally meets annually to formally approve annual incentive plans for the next year.  In addition, more frequent meetings may be held as necessary to timely address the strategic direction of the compensation program.  Executive awards under the prior year’s plan are reviewed and approved subsequent to receipt of audited financial data, generally during the first quarter of each fiscal year.

The Compensation Committee reviews and considers annual increases, bonus opportunities and cash incentive awards for key executives.  As part of this review, the history of all the elements of each executive’s total compensation are evaluated, including and not limited to a comparison of the compensation of other similarly situated executive officers based on general knowledge of market pay, an assessment of personal achievement and business performance. Typically, our Chief Executive Officer, currently Mr. Percenti, makes compensation recommendations to the Compensation Committee with respect to the executive officers who report to him, including the Chief Financial Officer.  Mr. Percenti bases his recommendations on the impact of the position, skill level and experience of the individual.  Such executive officers are not present at the time of these deliberations. The Compensation Committee has the authority to accept or adjust any such recommendations. The Chairman of the Compensation Committee then makes compensation recommendations to the Compensation Committee with respect to the Chief Executive Officer and the Chief Financial Officer. Neither Mr. Percenti nor Mr. Radhakrishnan is present at the meeting when their compensation is discussed by the committee.  The Compensation Committee currently does not utilize an outside consultant.

Market Benchmarking and Positioning

We do not perform formal benchmarking to determine total compensation or any material element of compensation for our executives.

Overview of Elements of Executive Compensation

Elements of compensation for our executives include: base salary, annual bonus, cash incentive awards and other benefits.  We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for their balanced focus on long-term strategic goals as well as short-term performance.  Listed below is a description of each element of compensation:

Base Salary
Base Salary is a necessary element of compensation in order to attract and retain key talent.  Base Salary is the fixed component of the executive compensation structure that recognizes the prevailing market rate of pay for level of responsibility and availability of key skills and experience required to drive superior performance.  Base Salary is also the basis for establishing the target payouts of the bonus programs described below.

Annual Bonus
The objective of the bonus plan is to motivate top operating management to maximize results each year.  In doing so, revenue and EBITDA generation is the fundamental objective of the Company and therefore, is the basic driver of the management bonus dollars available.

The bonus plan goals are:
·        To provide a significant incentive for exceeding an EBITDA Objective; and,
·        To provide incentive to continue to maximize EBITDA achievement in the face of significant adverse events.

Bonus opportunity for the executive officers is expressed as a percentage of qualifying base salary, with an established Basic Plan percentage for payout based on meeting certain targets or to reward extraordinary individual performance or contribution and enhanced Supplemental Plan if certain targets above the established EBITDA goal are met.  The components of the Basic Bonus Plan include EBITDA and Revenue as described below:

1)        EBITDA component is awarded based on performance against the approved EBITDA Objective for that fiscal year.
2)        Revenue component, if applicable, is awarded based on the net revenue achieved compared to the approved revenue objective for that fiscal year.

The chart below summarizes the Basic and Supplemental Plan formulas for the 2009 fiscal year for the following named executives.

Named Executive	Basic Plan	Supplemental Plan (performance over 100% of EBITDA Objective)
Kris G. Radhakrishnan, Chief Financial Officer	60% Company EBITDA	Determined by EBITDA, up to 75% of Base Salary for maximum total of Basic and Supplemental Plans
Sherice P. Bench, Executive Vice President	60% Company EBITDA	Determined by EBITDA, up to 75% of Base Salary for maximum total of Basic and Supplemental Plans
Matthew Gase, General Manager - CBI	30% Company EBITDA 30% Division EBITDA	Determined by EBITDA, up to 75% of Base Salary for maximum total of Basic and Supplemental Plans
Theresa Ann Broome, Vice of President Human Resources, AAC	60% Company EBITDA	Determined by EBITDA, up to 75% of Base Salary for maximum total of Basic and Supplemental Plans

The Board of Directors in its sole discretion determined targets or standards (e.g. EBITDA, sales) for bonus payment of the Chief Executive Officer.  For fiscal year 2009, the bonus payable to Mr. Percenti was determined as follows:

Named Executive	Bonus Plan	Supplemental Plan (performance over 100% of EBITDA Objective)
Donald J. Percenti, President and Chief Executive Officer	40% Company EBITDA 25% Budgeted Revenue 10% Budgeted Debt Pay Down	Not Applicable

Cash Incentive Plan

Certain members of senior management of the Company and specified members of the Board of Directors are eligible to participate in the American Achievement Corporation Executive Cash Incentive Plan (the “CIP”) as amended February 10, 2009.  Payment from the CIP occurs upon the occurrence of a qualified liquidity event, e.g. change of control.  The CIP is intended to reward an ownership mentality in its members.

Participants in the CIP earn the right to receive payment depending on the number of “units” held by that participant.  Units are typically granted by the Compensation Committee to key employees on hire.  Units may also be granted on a discretionary basis to recognize exceptional performance.  The Compensation Committee determines the number of units to grant based on the estimated value of those units if a future benefit payment were to be awarded.  The number granted represents what would be determined equitable to reward that individual.  The Compensation Committee also considers suggestions from the Chief Executive Officer, Chief Financial Officer and Vice President of Human Resources, if appropriate, regarding the number of units to be granted to a participant.  The maximum number of units available to all plan participants is 150,000.  At August 29, 2009 there were 113,640 units outstanding under the CIP.

Units may either be awarded to the employee as Time-Based Units, which are vested over time or as Liquidity Event Units, which vest automatically upon occurrence of a qualified liquidity event; however, if not earlier vested, one fifth of the Liquidity Event units will vest on the sixth anniversary of the date of granting of such Liquidity Event units.  Participants become vested in the Time-Based Units ratably over a 5-year period with one-fifth vesting on each subsequent anniversary of the unit grant date.  All time-based units held by each unit holder employed by the company on the date of any liquidity event will become vested on such date to the extent not previously vested. The vesting of all or any portion of the participants’ units may be accelerated, at any time in the sole discretion of the Board of Directors.  Following a qualified liquidity event, a percentage of the participants’ available vested units over the maximum number of units available determines their right to receive from 5% to 15% (based on the net proceeds) of the net proceeds available to the CIP.  The net proceeds available to the CIP is determined by the amount paid for the company after certain debt and equity interests (including special bonuses previously received in 2005) of the owners have been realized, and may be adjusted by the board of directors of Parent Holdings in its sole discretion to reflect past repurchases of 10.25% senior discount notes and Parent Holdings Notes.

Although no payment has been made from the CIP during the last three years, certain executive officers were awarded a one-time senior management bonus in fiscal 2005 that were based partly on the expected future value of the CIP benefit.  In the event of a qualified liquidity event, payments from the CIP to those certain executive officers will be reduced by the amount of the bonus.

Certain members of senior management of the Company are also eligible to participate in the American Achievement Corporation Supplemental Incentive Plan (the “SIP”).  Payment from the SIP occurs upon the occurrence of a qualified liquidity event, e.g. change of control.  The SIP was designed to provide a one-time incentive award to key senior management employees.

Participants in the SIP earn the right to receive payment depending on the number of “units” held by that participant.  Units are granted on a discretionary basis to recognize exceptional performance.  The Compensation Committee determines the number of units to grant based on the estimated value of those units if a future benefit payment were to be awarded.  The number granted represents what would be determined equitable to reward that individual.  The Compensation Committee also considers suggestions from the Chief Executive Officer, Chief Financial Officer and Vice President of Human Resources, if appropriate, regarding the number of units to be granted to a participant.  The maximum number of units available to all plan participants is 1,000. At August 29, 2009 there were 353 units outstanding under the SIP.

Units will vest automatically upon occurrence of a qualified liquidity event during the term of the participant’s employment with the Company.  Following a qualified liquidity event, a percentage of the participants’ available vested units over the maximum number of units available determines their right to receive a portion of the net proceeds available to the SIP.  The net proceeds available to the SIP are determined by the amount paid for the company after certain debt and equity interests (including dividends previously received) of the owners have been realized and payments pursuant to the CIP have been made, and may be adjusted by the board of directors of Parent Holdings in its sole discretion to reflect past repurchases of 10.25% senior discount notes and Parent Holdings Notes..

Other Benefits

Our executive officers participate in the same group medical, life, disability insurance and employee benefit plans as our other salaried employees under the same terms and conditions.  We also offer participation in our defined contribution 401(k) plan with a discretionary company match on terms consistent with other eligible employees. The Company match has been suspended effective March 1, 2009 pending further action of the Board of Directors.  Mr. Percenti is provided with a car allowance.

Compensation Committee Interlocks and Insider Participation

At the beginning of our 2009 fiscal year, our Compensation Committee was comprised of Mr. Lamm, Mr. LaFollette and Mr. Smart.  Effective February 10, 2009, Mr. Richman replaced Mr. LaFollette on the Compensation Committee.  For a description of the transactions between us and entities affiliated with members of the Compensation Committee, see the transactions described in “Certain Relationships and Related Transactions, and Director Independence”.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above.  Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

Summary Compensation Table

The following table provides information concerning all plan and non-plan compensation awarded to, earned by, or paid to our “named executive officers” for each of our last three completed fiscal years.  Named executive officers consist of individuals serving as our principal executive officer, our principal financial officer and three additional executive officers who were the most highly compensated for the year ended August 29, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Non- Equity Incentive Plan Compensation ($) (1)		All Other Compensation ($)		Total ($)

Donald J. Percenti	2009	$424,360	$100,000	(6)	$-		$12,442	(4)	$536,802
President and Chief	2008	$408,629	$-		$-		$15,086	(4)	$423,715
Executive Officer	2007	$395,038	$-		$40,000	(3)	$14,616	(4)	$449,654

Kris G. Radhakrishnan(2)	2009	$300,000	$50,000	(6)	$-		$1,823	(5)	$351,823
Chief Financial	2008	$284,029	$-		$-		$64,487	(5)	$348,516
Officer	2007	$105,769	$-		$15,865		$3,702	(5)	$125,337

Sherice P. Bench(2)	2009	$262,650	$75,000	(6)	$-		$1,636	(5)	$339,286
Executive Vice President	2008	$252,910	$-		$-		$5,500	(5)	$258,410
and Secretary	2007	$246,037	$-		$12,360	(3)	$4,734	(5)	$263,131

Matthew Gase	2009	$257,500	$50,000	(6)	$-		$1,878	(5)	$309,378
General Manager - CBI	2008	$253,661	$-		$-		$4,282	(5)	$257,943
	2007	$245,382	$-		$-		$103,189	(5)	$348,571

Theresa Ann Broome	2009	$210,000	$25,000	(6)	$-		$2,246	(5)	$237,246
Vice President – Human	2008	$190,204	$-		$-		$12,701	(5)	$202,905
Resources	2007	$172,969	$-		$26,265	(3)	$83,555	(5)	$282,789
__________________
(1)	Amounts represent total earned under the annual bonus plan during the fiscal years presented. These amounts are generally paid during the second quarter of the following fiscal year.
(2)
Mr. Radhakrishnan began employment as our Chief Financial Officer and Treasurer in April 2007 at which time Ms. Bench transitioned from Chief Financial Officer to Executive Vice President and Secretary.

(3)	Fiscal year 2007 compensation under the annual bonus plan was paid in the form of CIP units as elected by the named executive officer.
(4)
All Other Compensation for Mr. Percenti consists of a car allowance paid monthly, the Company’s matching contribution to Mr. Percenti’s 401K defined contribution plan, and the imputed value of Mr. Percenti’s life insurance policy.

(5)
All Other Compensation for Mr. Radhakrishnan, Ms. Bench, Mr. Gase and Ms. Broome consists of relocation allowances, the Company’s matching contribution to their 401K defined contribution plan, and the imputed value of their life insurance policy.

(6)	All amounts included in this category relate to payments in recognition of work performed on the proposed Herff Jones acquisition transaction. Such payments were funded by Parent Holdings.

Grants of Plan-based Awards Table

The following table provides information concerning each grant of an award made to our named executive officers during the last completed fiscal year:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2)
		Threshold ($)	Target ($)	Maximum ($)

Donald J. Percenti	August 31, 2008	$-	$318,270	$318,270	-

Kris G. Radhakrishnan	August 31, 2008	$-	$180,000	$225,000	-
	February 25, 2009				1,942	(3)

Sherice P. Bench	August 31, 2008	$-	$157,591	$196,988	-

Matthew Gase	August 31, 2008	$-	$154,500	$193,125	-

Theresa Ann Broome	August 31, 2008	$-	$126,000	$157,500	-
__________________
(1)	Amounts represent estimated possible payouts under the annual bonus plan.
(2)
Amounts represent units granted under the CIP.  As the payment under the CIP and SIP is contingent on occurrence of a liquidity event which is not assessed to be probable, and the amount payable under the plan is not reasonably estimable as of the date of the financial statements, no expense has been recognized for units granted under the plan.  The following summarizes holdings under the CIP and SIP Plans:

	CIP Units			SIP Units
	Liquidity Event Units	Time Based Units	Total CIP Units
Donald J. Percenti	9,960	13,003	22,963	203
Kris G. Radhakrishnan	4,468	7,410	11,878	-
Sherice P. Bench	6,584	8,338	14,922	150
Matthew Gase	3,500	4,995	8,495	-
Theresa Ann Broome	1,000	2,096	3,096	-

(3)	On February 25, 2009, Mr. Radhakrishnan purchased 1,492 Time Based CIP Units for $400,052, pursuant to the terms of a letter agreement between AAC and Mr. Radhakrishnan dated May 8, 2008.

Employment Agreements

Donald J. Percenti. Mr. Percenti has an employment agreement with AAC, pursuant to which he serves as our Chief Executive Officer. The initial term of his employment agreement is for two years from August 10, 2005, and is automatically extended for additional one year terms on August 10th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days prior notice. In accordance with the employment agreement, Mr. Percenti is currently paid an annual salary of $424,360. Under his employment agreement, Mr. Percenti’s salary is subject to such changes as our board of directors may determine from time to time.

Mr. Percenti’s employment agreement provides for an annual bonus in an amount up to 75% of salary based upon the achievement of certain targets or standards as are determined by our board of directors. Mr. Percenti’s employment agreement also provides that he participates in our employee benefit plans (including incentive bonus plans and incentive stock plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate. In addition, we pay Mr. Percenti a car allowance of up to $750 a month.

Mr. Percenti’s employment agreement provides that in the event his employment is terminated without “cause” or “good reason” (each as defined in his employment agreement), he will be entitled to receive bi-weekly payments equal to the average of his bi-weekly compensation in effect within the two years preceding the termination for a period of the greater of 18 months or the remaining term of his employment agreement. He will also be entitled to elect the continuation of health benefits at no cost to himself for up to 18 months. Other than payments under the CIP, Mr. Percenti’s employment agreement does not provide him with any payments that are contingent upon a “change in control.”

Kris G. Radhakrishnan. Mr. Radhakrishnan entered into an employment agreement with CBI effective April 16, 2007, pursuant to which he serves as our Chief Financial Officer and Treasurer. The initial term of his employment agreement is for one year from April 16, 2007, and is automatically extended for additional one year terms on April 16th of each succeeding year thereafter unless earlier terminated by us upon not less than two months prior notice. In accordance with the employment agreement, Mr. Radhakrishnan is currently paid an annual salary of $300,000. Under his employment agreement, Mr. Radhakrishnan’s salary is subject to such changes as our board of directors may determine from time to time.

Mr. Radhakrishnan’s employment agreement provides that he participates in our employee benefit plans (including incentive bonus plans and incentive stock plans) as we maintain and as may be established for our employees from time to time on the same basis as other executive employees are entitled to participate.

Mr. Radhakrishnan’s employment agreement provides that in the event his employment is terminated without “cause” or “good reason” (each as defined in his employment agreement), he will be entitled to receive 26 bi-weekly payments equal to the average of his bi-weekly base salary in effect within the two years preceding the termination. He will also be entitled to elect the continuation of health benefits at no cost to himself for a period of up to 12 months. Mr. Radhakrishnan is also entitled to payments under the CIP that are contingent upon a “change in control.”

Sherice P. Bench. Ms. Bench has an amended employment agreement with CBI effective as of December 16, 1996, pursuant to which she serves as our Executive Vice President. The initial term of her employment agreement was for two years, and is automatically extended for additional one year terms on December 15th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days prior notice. In accordance with the employment agreement, Ms. Bench is currently paid an annual salary of $262,650 and she is entitled to participate in such employee benefit programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

Ms. Bench’s amended employment agreement provides that in the event her employment is terminated without “substantial cause” (as defined in her employment agreement), she will be entitled to receive 39 bi-weekly severance payments equal to the average of her bi-weekly compensation in effect within the two years preceding her termination. She will also be entitled to elect the continuation of health benefits at no cost to herself for a period of up to 18 months. Other than payments under the CIP, Ms. Bench’s employment agreement does not provide her with any payments that are contingent upon a “change in control.”

Matthew Gase. Mr. Gase has an employment agreement with CBI, effective February 1, 2006, pursuant to which he serves as the General Manager of CBI. The term of his employment agreement is for one year, with automatic renewals for successive one-year terms unless otherwise terminated upon two months notice. In accordance with the employment agreement, Mr. Gase is currently paid an annual base salary of $257,500 and he is entitled to participate in such employee programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

Mr. Gase’s employment agreement provides that in the event his employment is terminated without “cause” or “good reason” (each as defined in his employment agreement), he will be entitled to receive 26 bi-weekly payments equal to the average of his bi-weekly base salary in effect within the two years preceding his termination.  He will also be entitled to elect the continuation of health benefits at no cost to himself for a period of up to 12 months. Other than payments under the CIP, Mr. Gase’s employment agreement does not provide him with any payments that are contingent upon a “change in control.”

Theresa Ann Broome. Ms. Broome has an employment agreement with CBI, effective April 18, 2006, pursuant to which she serves as our Vice President Human Resources. The term of her employment agreement is for one year, with automatic renewals for successive one-year terms unless otherwise terminated upon two months notice. In accordance with the employment agreement, Ms. Broome is currently paid an annual base salary of $210,000 and she is entitled to participate in such employee programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

Ms. Broome’s employment agreement provides that in the event her employment is terminated without “cause” or “good reason” (each as defined in her employment agreement), she will be entitled to receive 26 bi-weekly payments equal to the average of her bi-weekly base salary in effect within the two years preceding her termination. She will also be entitled to elect the continuation of health benefits at no cost to herself for a period of up to 12 months. Other than payments under the CIP, Ms. Broome’s employment agreement does not provide her with any payments that are contingent upon a “change in control.”

Potential Payments upon Termination or Change in Control

The following table quantifies the estimated payments and benefits that would be provided to our named executive officers in each covered circumstance upon termination of employment or change in control.  The amounts payable were calculated assuming the named executive officers’ employment was terminated on August 29, 2009.

Name and Triggering Event	Salary (1)	Benefits (1)	Payment Under Cash Incentive Plan	Other	Total

Donald J. Percenti -
Termination without cause or good reason (2)	$624,742	$26,451	--	--	$651,193
Change in Control	--	--	(3)

Kris G. Radhakrishnan -
Termination without cause or good reason	$292,015	$17,634	--	--	$309,649
Change in Control	--		(3)

Sherice P. Bench -
Termination without cause or good reason	$386,670	$26,451	--	--	$413,121
Change in Control	--	--	(3)

Matthew Gase -
Termination without cause or good reason	$255,581	$17,634	--	--	$273,215
Change in Control	--	--	(3)

Theresa Ann Broome -
Termination without cause or good reason	$200,102	$5,544	--	--	$205,646
Change in Control	--	--	(3)
__________________
(1)	The executive officer is generally entitled to receive termination payments and health benefits conditioned upon signing a release agreement.
(2)	Mr. Percenti must forgo all entitlement to termination payments or benefits if he elects not to be bound by the covenant not to compete in his employment agreement.
(3)
Upon change of control of the Company, payment will be made under the CIP.  The current or future value of the CIP units cannot be reasonably estimated. The following table summarizes holdings under the CIP:

	CIP Units
	Liquidity Event Units	Time Based Units	Total CIP Units
Donald J. Percenti	9,960	13,003	22,963
Kris G. Radhakrishnan	4,468	7,410	11,878
Sherice P. Bench	6,584	8,338	14,922
Matthew Gase	3,500	4,995	8,495
Theresa Ann Broome	1,000	2,096	3,096

The amount payable under the CIP in the event of a change in control is not reasonably estimable as of the date of the financial statements.  Following a qualified liquidity event, a percentage of the participants’ available vested units over the maximum number of units available determines their right to receive from 5% to 15% (based on the net proceeds) of the net proceeds available to the CIP.  The net proceeds available to the CIP are determined by the amount paid for the company after certain debt and equity interests (including dividends previously received) of the owners have been realized, and may be adjusted by the board of directors of Parent Holdings in its sole discretion to reflect past repurchases of 10.25% senior discount notes and Parent Holdings Notes.

Compensation of Directors

The members of our board of directors who are not employees or affiliated with the Company may receive compensation for their services as directors in an amount up to $50,000 annually, which is paid in quarterly installments. The chairman of our audit committee receive an annual compensation of $100,000, which is also paid in quarterly installments.  In addition, our directors receive reimbursement of expenses incurred in connection with their participation on the board.

The following table provides information concerning compensation awarded to, earned by, or paid to our non-employee directors during the year ended August 29, 2009:

Name	Fees Earned or Paid in Cash ($)
Peter Lamm (1)	$-
Mac LaFollette (1)	-
W. Gregg Smart (1)	-
David Richman (1)	-
Myles Kleeger (2)	50,000
Alan J. Bowers	100,000
Jean Ann McKenzie (2)(3)	37,500
__________________
(1)
Messrs. Lamm, LaFollette, Smart and Richman are considered affiliates of the Company because of their relationships with certain stockholders of the Company.  Therefore they do not receive compensation for their services as directors.

(2)	Under the CIP, Mr. Kleeger holds 95 Time Based Units and Ms. McKenzie holds 19 Time Based Units.
(3)	Ms. McKenzie served as a non-employee director through February 2009

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information as of the date of this report with respect to the beneficial ownership of the interests in Intermediate Holdings, by (i) each holder known by us who beneficially owns 5% or more of the outstanding equity interests of Intermediate Holdings, (ii) each of the members of our board of directors, (iii) each of our named executive officers and (iv) all of the members of our board of directors and our executive officers as a group. Unless otherwise indicated, the business address of each person is our corporate address.

	American Achievement Group Holding Corp.
	Shares of Common Stock		% Interest in Common Shares	Shares of Preferred Stock(1)	% Interest in Preferred Shares
American Achievement Holdings LLC(2) c/o Fenway Partners, LLC 152 West 57th Street New York, NY 10019	416,030	(3)	82%
Investors advised by J.P. Morgan Investment Management Inc.(4) c/o J.P. Morgan Investment Management Inc. 522 Fifth Avenue New York, New York 10036	70,729		14%
Carlyle Mezzanine Partners, L.P. 1001 Pennsylvania Avenue Washington, D.C. 20004-2505				7,500	100%
Peter Lamm(5)	416,030	(3)	82%
Mac LaFollette(6)	14,345	(6)	3%
W. Gregg Smart
David Richman
Myles Kleeger
Alan J. Bowers
All executive officers and directors as a group (11 persons)(7)	430,375		83%

	American Achievement Intermediate Holding Corp.
	Shares of Common Stock	% Interest in Common Shares	Shares of Preferred Stock(8)	% Interest in Preferred Shares
American Achievement Group Holding Corp. 7211 Circle S Road Austin, TX 78745	1,001	100%
Graduate Capital Partners, L.P. 380 West 12th Street New York, NY 10001			13,785	96%
Peter Lamm(5)	1,001	100%	500	4%
Mac LaFollette(6)			13,785	96%
W. Gregg Smart
David Richman
Myles Kleeger
Alan J. Bowers
All executive officers and directors as a group (11 persons)(7)	1,001	100%	14,285	100%
__________________

(1)
The holders of the mandatory redeemable series A preferred stock of American Achievement Group Holding Corp. are entitled to receive cumulative dividends at a rate of 14% per annum, when, as and if declared by the board of directors of American Achievement Group Holding Corp.  The redemption obligation for the mandatory redeemable series A preferred stock of American Achievement Group Holding Corp. matures in January 2013.

(2)
All of the voting interests of American Achievement Holdings LLC are held by Fenway Partners Capital Fund II, L.P., FPIP, LLC and FPIP Trust, LLC, each of which are affiliates of Fenway Partners, LLC. Accordingly, such entities may be deemed to beneficially own the shares of common stock held by American Achievement LLC. Each of such entities disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein.

(3)
The shares of common stock of American Achievement Group Holding Corp. held by American Achievement Holdings LLC consist of 415,510 shares of common stock and a warrant to purchase 520 shares of common stock.

(4)
The investors are J.P. Morgan U.S. Direct Corporate Finance Institutional Investors II LLC (“CFII I”), which holds 67,715 shares of common stock, J.P. Morgan U.S. Direct Corporate Finance Private Investors II LLC (“CFII P”), which holds 2,660 shares of common stock and 522 Fifth Ave Fund, L.P. (“522”), which holds 354 shares of common stock. J.P. Morgan Investment Management Inc., a registered investment advisor, controls the voting and disposition of these shares as the owner of the managing member of CFII I and CFII P and as investment advisor to 522.

(5)
Mr. Lamm is a founder of Fenway Partners, LLC. a managing member of Fenway Partners II LLC, the general partner of Fenway Partners Capital Fund II, L.P. and is a managing member of each of FPIP, LLC and FPIP Trust, LLC.  Accordingly, Mr. Lamm may be deemed to beneficially own the shares of stock held by American Achievement Holdings LLC, which include (a) 415,510 shares of common stock of American Achievement Group Holding Corp., (b) a warrant to purchase 520 shares of common stock of American Achievement Group Holding Corp. and (c) 500 shares of series A preferred stock of American Achievement Intermediate Holding Corp.  Additionally, due to its holding of a majority of the voting securities of American Achievement Group Holding Corp., American Achievement Holdings LLC has the power to direct the voting of all shares of common stock of American Achievement Intermediate Holding Corp.  Mr. Lamm disclaims beneficial ownership of such shares except to the extent of his pecuniary interests therein.

(6)
Mr. LaFollette is a founder of Graduate Capital GP, LLC, the general partner of Graduate Capital Partners, L.P., which holds a warrant to purchase (a) 14,345 shares of common stock of American Achievement Group Holding Corp and (b) 13,785 shares of series A preferred stock of American Achievement Intermediate Holding Corp..  Accordingly, Mr. LaFollette may be deemed to beneficially own the shares of common stock held by Graduate Capital Partners, L.P.  Mr. LaFollette disclaims beneficial ownership of such shares except to the extent of his pecuniary interests therein.

(7)	None of our named executive officers are currently beneficial owners of interests in Parent Holdings and are therefore not listed separately in this table.
(8)
The holders of the mandatory redeemable series A preferred stock of American Achievement Intermediate Holding Corp. are entitled to receive cumulative dividends at a rate of 25% per annum, when, as and if declared by the board of directors of American Achievement Group Holding Corp.  American Achievement Intermediate Holding Corp. is obligated to redeem its series A preferred stock upon the occurrence of certain events of default, in the event of a change of control or upon an adjusted EBITDA shortfall event, as such terms are defined in American Achievement Intermediate Holding Corp.’s certificate of incorporation.

Item 13. Certain Relationships and Related Transactions and Director Independence

Arrangements with Our Investors

An investor group led by Fenway Partners Capital Fund II, L.P. owns substantially all of the outstanding common stock of Parent Holdings. These investors entered into a stockholders agreement with Parent Holdings (as amended, the “Stockholders Agreement”), which agreement contains agreements with respect to the election of directors of our company, restrictions on issue or transfer of shares, registration rights and other special corporate governance provisions. The Stockholders Agreement contains customary indemnification provisions. One of our directors, Peter Lamm, is a managing member of the general partner of Fenway Partners Capital Fund II, L.P.

An investor group led by Graduate Capital Partners, L.P. owns certain preferred stock of AAIH and warrants to purchase shares of common stock of Parent Holdings.  These investors became party to the Stockholders Agreement, pursuant to which Graduate Capital Partners, L.P. has the right to designate one of the members of the board of directors appointed by Fenway Partners Capital Fund II, L.P.  One of our directors, Mac LaFollette, is an affiliate of Graduate Capital Partners, L.P.

Management Agreement

AAC Holding Corp. and AAC entered into a management agreement with Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund, II, L.P., pursuant to which Fenway Partners, LLC provides management and other advisory services. Pursuant to this agreement, Fenway Partners, LLC receives an aggregate annual management fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA, as defined in the management agreement, as well as payments for expense reimbursement. In addition, the management agreement provides that Fenway Partners, LLC will receive customary fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Fenway Partners, LLC and its affiliates. Amounts expensed under the management agreement totaled approximately $3.4 million and $3.4 million for the years ended August 29, 2009 and August 30, 2008, respectively.

Policies and Procedures for Review of Related-Person Transactions

Minimal related party activity occurs year to year and all reportable items are well-known, including Fenway management fees and expenses, board of director expenses and a building lease at one of our subsidiaries.  Related party transactions are monitored by the Vice President of Legal Affairs.

Director Independence

Although none of the Company’s securities are listed on any stock exchange, the Board of Directors is required to select and apply the independence standards of a stock exchange.  For the purposes of determining the independence of the Company’s directors and committee members, the Board of Directors selected the definition used by the NASDAQ Stock Market.  Under the NASDAQ listing standards, Alan J. Bowers and Myles Kleeger qualify as independent directors.

The Board of Directors is also required to review its committees to determine if its members meet the NASDAQ Stock Market definitions of director independence for purposes of such committees.  For the audit committee, the Board of Directors concluded that two of the three members, W. Gregg Smart and David Richman, are not independent due to their association with Fenway Partners Capital Fund II, L.P.  The third audit committee member, Alan J. Bowers, is independent and qualifies as a financial expert as required by Rule 4350(d)(2)(A) of the NASDAQ listing standards.  Additionally, for the compensation committee, the Board of Directors concluded that all three of its members, W. Gregg Smart, Peter Lamm and David Richman, are not independent under the NASDAQ listing standards due to their relationships with certain stockholders of the Company.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company for the fiscal years 2009 and 2008 by Deloitte & Touche LLP:

			% of Services
	Fiscal Year Ended		Fiscal Year Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Audit fees	$712,290	$979,781	79%	87%
Tax fees	188,318	152,000	21%	13%
Total fees	$900,608	$1,131,781	100%	100%

The “Audit Fees” billed during the periods above were for professional services rendered for the annual audit and quarterly reviews of our financial statements. “Tax Fees” consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

The Audit Committee approved all audit and non-audit services to be performed for the Company by its independent registered public accounting firm. The Audit Committee has considered the role of Deloitte & Touche LLP in providing audit, audit-related and tax services to the Company and has concluded that such services are compatible with Deloitte & Touche LLP’s role as the Company’s independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:
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

3.2
Certificate of Amendment of Certificate of Incorporation of AAC Group Holding Corp., filed with the Delaware Secretary of State on December 28, 2007 (incorporated by reference to Exhibit 3.2 to AAC Group Holding Corp.’s Form 10-Q as filed on July 10, 2009).

3.3	Bylaws of AAC Group Holding Corp. (incorporated by reference to Exhibit 3.2 to AAC Group Holding Corp.’s Form S-4 as filed on December 21, 2004).

3.4
Certificate of Amendment of Certificate of Incorporation of American Achievement Corporation, filed with the Delaware Secretary of State on December 28, 2007 (incorporated by reference to Exhibit 3.4 to American Achievement Corporation’s Form 10-Q as filed on July 10, 2009).

3.5	Certificate of Incorporation of American Achievement Corporation (incorporated by reference to Exhibit 3.1 to American Achievement Corporation’s Form S-4/A as filed on March 14, 2002).

3.6	Bylaws of American Achievement Corporation (incorporated by reference to Exhibit 3.2 to American Achievement Corporation’s Amended Form S-4 as filed on April 5, 2002).

4.1
Indenture, dated as of November 16, 2004, among the AAC Group Holding Corp. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.7 to AAC Group Holding Corp.’s Form S-4 as filed on December 21, 2004).

4.2	Form of 10.75% Senior Discount Note due October 1, 2012 (incorporated by reference to Exhibit 4.8 to AAC Group Holding Corp.’s Form S-4 as filed on December 21, 2004).

4.3
Indenture, dated as of March 25, 2004, among The Bank of New York, as Trustee, and the Guarantors (incorporated by reference to Exhibit 4.1 to American Achievement Corporation’s Report on Form 10-Q, dated July 13, 2004).

4.4	Form of 8.25% Senior Subordinated Notes due April 1, 2012 (incorporated by reference to Exhibit 4.2 to American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

10.1
Credit and Guaranty Agreement, dated March 25, 2004, by and among American Achievement Corporation, the Guarantors, Goldman Sachs Credit Partners L.P. and the other lender parties thereto (incorporated by reference to Exhibit 10.2 to American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

10.2
Amendment to Credit Agreement and Guaranty Agreement, dated August 17, 2006, by and among American Achievement Corporation, the Guarantors, Goldman Sachs Credit Partners L.P., and such other lender parties thereto (incorporated by reference to Exhibit 10.1 to American Achievement Corporation’s Current Report on Form 8-K as filed on August 18, 2006).

Exhibit
Number	Designation

10.3
Second Amendment to Credit and Guaranty Agreement, dated May 20, 2009, by and among American Achievement Corporation, AAC Holding Corp., the Guarantors, Goldman Sachs Credit Partners L.P., and such other lender parties thereto (incorporated by reference to Exhibit 10.1 to American Achievement Corporation’s Current Report on Form 8-K as filed on May 21, 2009).

10.4
Pledge and Security Agreement between the Guarantors and Goldman Sachs Credit Partners, L.P., dated March 25, 2004 (incorporated by reference to Exhibit 10.3 to American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

10.5
Management Advisory Agreement by and between AAC Holding Corp., American Achievement Corporation, and Fenway Partners, Inc., dated March 25, 2004 (incorporated by reference to Exhibit 10.7 to American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

10.6
Employment Agreement, dated as of August 10, 2005 by and between American Achievement Corporation and Donald J. Percenti (incorporated by reference to Exhibit 10.14 to AAC Group Holding Corp.’s Form S-4/A as filed on August 25, 2005).

10.7
Employment Agreement, dated as of April 16, 2007 by and between Commemorative Brands, Inc. and Kris G. Radhakrishnan. (incorporated by reference to Exhibit 10.10 to American Achievement Corporation’s Annual Report on Form 10-K as filed on December 7, 2007).

10.8
Letter Agreement, dated as of May 8, 2008 by and between American Achievement Corporation and Kris Radhakrishnan. (incorporated by reference to Exhibit 10.19 to American Achievement Corporation’s Annual Report on Form 10-K as filed on November 24, 2008).

10.9
Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Sherice P. Bench, as amended (incorporated by reference to Exhibit 10.12 to American Achievement Corporation’s Form S-4/A as filed on April 5, 2002).

10.10
First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Sherice P. Bench, dated July 2, 1999 (incorporated by reference to Exhibit 10.13 to American Achievement Corporation’s Form S-4 as filed on July 22, 2004).

10.11
Second Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Sherice P. Bench dated April 9, 2004 (incorporated by reference to Exhibit 10.14 to American Achievement Corporation’s Form S-4 as filed on July 22, 2004).

10.12
Employment Agreement dated as of January 11, 2006 between Commemorative Brands, Inc. and Matthew Gase (incorporated by reference to Exhibit 10.1 to American Achievement Corporation’s Current Report on Form 8-K as filed on June 5, 2006).

10.13
Employment Agreement, dated as of April 18, 2006 by and between Commemorative Brands, Inc. and Ann Broome. (incorporated by reference to Exhibit 10.18 to American Achievement Corporation’s Annual Report on Form 10-K as filed on December 7, 2007).

12.1	Statement regarding Calculation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of AAC Group Holding Corp.

31.1	Certification by Donald J. Percenti pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Kris G. Radhakrishnan pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Donald J. Percenti pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Kris G. Radhakrishnan pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

AAC GROUP HOLDING CORP. (Registrant)
AMERICAN ACHIEVEMENT CORPORATION (Registrant)
/s/ Donald J. Percenti	/s/ Kris G. Radhakrishnan
Donald J. Percenti	Kris G. Radhakrishnan
Chief Executive Officer	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrants and in the capacities as of this 17th day of November, 2009.

Signatures	Title
/s/ Donald J. Percenti	President and Chief Executive Officer (Principal Executive Officer) and Director of AAC Group Holding Corp. and American Achievement Corporation
Donald J. Percenti

/s/ Kris G. Radhakrishnan	Chief Financial Officer and Treasurer of AAC Group Holding Corp. and American Achievement Corporation
Kris G. Radhakrishnan

/s/ Mac LaFollette	Director of AAC Group Holding Corp. and American Achievement Corporation
Mac LaFollette

/s/ Peter Lamm	Director of AAC Group Holding Corp. and American Achievement Corporation
Peter Lamm

/s/ W. Gregg Smart	Director of AAC Group Holding Corp. and American Achievement Corporation
W. Gregg Smart

/s/ Alan J. Bowers	Director of AAC Group Holding Corp. and American Achievement Corporation
Alan J. Bowers

/s/ David Richman	Director of AAC Group Holding Corp. and American Achievement Corporation
David Richman

/s/ Myles Kleeger	Director of AAC Group Holding Corp. and American Achievement Corporation
Myles Kleeger