Form 10-Q
period 2009-11-28
AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2010-01-11
CIK 1168468, 1311835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 28, 2009

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ⁭ No ⁭.  Although the registrants are not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrants have filed all reports for the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ⁭ No ⁭

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ⁭	Accelerated filer ⁭
Non-accelerated filer ☑ (do not check if smaller reporting company)	Smaller reporting company ⁭

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ⁭ No ☑.

Number of shares outstanding of AAC Group Holding Corp. as of December 31, 2009: 100 shares of common stock.
Number of shares of American Achievement Corporation outstanding as of December 31, 2009: 100 shares of common stock.

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

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 28, 2009
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
Condensed Consolidated Balance Sheets (unaudited) — As of November 28, 2009 and August 29, 2009	3
Condensed Consolidated Statements of Operations (unaudited) — For the Three Months Ended November 28, 2009 and the Three Months Ended November 29, 2008	5
Condensed Consolidated Statements of Cash Flows (unaudited) — For the Three Months Ended November 28, 2009 and the Three Months Ended November 29, 2008	7
Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 6. Exhibits	26

SIGNATURES	27
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

AAC GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(unaudited)

	Intermediate Holdings
	November 28, 2009	August 29, 2009
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$13,237	$12,403
Accounts receivable, net of allowances	32,397	32,267
Inventories	33,358	24,704
Deferred tax assets	14,610	10,167
Assets held for sale	934	-
Prepaid expenses and other current assets, net	17,669	14,574
Total current assets	112,205	94,115

Property, plant and equipment, net	53,418	56,526
Goodwill	158,608	158,608
Other intangible assets, net	84,640	86,752
Other assets, net	11,455	12,534
Total assets	$420,326	$408,535

LIABILITIES AND STOCKHOLDER'S DEFICIT
Book overdraft	$2,441	$1,391
Accounts payable	6,826	8,490
Customer deposits	26,347	7,743
Accrued expenses	15,779	13,617
Deferred revenue	7,756	2,710
Accrued interest	4,907	11,379
Current portion of long-term debt	4,000	4,000
Total current liabilities	68,056	49,330

Long-term debt, net of current portion	323,253	324,253
Deferred tax liabilities	33,782	33,816
Other long-term liabilities	5,834	5,954
Total liabilities	430,925	413,353

Commitments and contingencies (Note 6)

Stockholder's deficit:
Common stock	-	-
Distributions in excess of paid-in capital	(4,648)	(4,648)
Accumulated deficit	(5,728)	-
Accumulated other comprehensive loss	(223)	(170)
Total stockholder's deficit	(10,599)	(4,818)

Total liabilities and stockholder's deficit	$420,326	$408,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	AAC
	November 28, 2009	August 29, 2009
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$12,670	$11,836
Accounts receivable, net of allowances	32,397	32,267
Inventories	33,358	24,704
Deferred tax assets	9,773	7,193
Assets held for sale	934	-
Prepaid expenses and other current assets, net	17,669	14,574
Total current assets	106,801	90,574

Property, plant and equipment, net	53,418	56,526
Goodwill	158,608	158,608
Other intangible assets, net	84,640	86,752
Other assets, net	10,196	11,163
Total assets	$413,663	$403,623

LIABILITIES AND STOCKHOLDER'S EQUITY
Book overdraft	$2,441	$1,391
Accounts payable	6,826	8,490
Customer deposits	26,347	7,743
Accrued expenses	15,900	13,740
Deferred revenue	7,756	2,710
Accrued interest	2,660	5,763
Current portion of long-term debt	4,000	4,000
Total current liabilities	65,930	43,837

Long-term debt, net of current portion	191,753	192,753
Deferred tax liabilities	50,886	50,920
Other long-term liabilities	5,801	5,921
Total liabilities	314,370	293,431

Commitments and contingencies (Note 6)

Stockholder's equity:
Common stock	-	-
Additional paid-in capital	82,055	82,055
Accumulated earnings	17,461	28,307
Accumulated other comprehensive loss	(223)	(170)
Total stockholder's equity	99,293	110,192

Total liabilities and stockholder's equity	$413,663	$403,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(unaudited)

	Intermediate Holdings
	For the three months ended
	November 28, 2009	November 29, 2008
	(Dollars in thousands)

Net sales	$47,986	$49,213
Cost of sales	23,503	25,051
Gross profit	24,483	24,162
Selling, general and administrative expenses	26,771	26,489
Operating loss	(2,288)	(2,327)
Interest expense, net	7,883	7,873
Loss before income taxes	(10,171)	(10,200)
Benefit for income taxes	(4,443)	(4,318)
Net loss	$(5,728)	$(5,882)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	AAC
	For the three months ended
	November 28, 2009	November 29, 2008
	(Dollars in thousands)

Net sales	$47,986	$49,213
Cost of sales	23,503	25,051
Gross profit	24,483	24,162
Selling, general and administrative expenses	26,771	26,489
Operating loss	(2,288)	(2,327)
Interest expense, net	4,399	4,437
Loss before income taxes	(6,687)	(6,764)
Benefit for income taxes	(2,580)	(2,619)
Net loss	$(4,107)	$(4,145)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Intermediate Holdings
	For the three months ended
	November 28, 2009	November 29, 2008
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(5,728)	$(5,882)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,482	5,966
Deferred income taxes	(4,443)	(4,318)
Amortization of deferred financing fees	686	493
Accretion of interest on 10.25% senior discount notes	-	1,079
Allowance for doubtful accounts	180	(90)
Changes in assets and liabilities:
Accounts receivable	(310)	1,854
Inventories	(8,137)	(1,940)
Prepaid expenses and other current assets, net	(3,095)	(5,417)
Other assets, net	(207)	(1,009)
Customer deposits	18,604	20,646
Deferred revenue	5,046	4,159
Accounts payable, accrued expenses, accrued interest and other long-term liabilities	(6,530)	(2,857)
Net cash provided by operating activities	1,548	12,684
Cash flows from investing activities:
Purchases of property, plant and equipment	(764)	(1,544)
Net cash used in investing activities	(764)	(1,544)
Cash flows from financing activities:
Payments on revolving credit facility	(5,000)	(6,000)
Proceeds from credit facility revolver	5,000	6,000
Payments on term loan	(1,000)	(5,985)
Change in book overdraft	1,050	58
Net cash provided by (used in) financing activities	50	(5,927)
Net increase in cash and cash equivalents	$834	$5,213
Cash and cash equivalents, beginning of period	12,403	9,746
Cash and cash equivalents, end of period	$13,237	$14,959

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,748	$6,968
Income taxes, net of refunds	$125	$192

Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$351	$752

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	AAC
	For the three months ended
	November 28, 2009	November 29, 2008
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(4,107)	$(4,145)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,482	5,966
Deferred income taxes	(2,580)	(2,619)
Amortization of deferred financing fees	575	382
Allowance for doubtful accounts	180	(90)
Changes in assets and liabilities:
Accounts receivable	(310)	1,854
Inventories	(8,137)	(1,940)
Prepaid expenses and other current assets, net	(3,095)	(5,417)
Other assets, net	(208)	(1,009)
Customer deposits	18,604	20,646
Deferred revenue	5,046	4,159
Accounts payable, accrued expenses, accrued interest and other long-term liabilities	(3,163)	(5,103)
Net cash provided by operating activities	8,287	12,684
Cash flows from investing activities:
Purchases of property, plant and equipment	(764)	(1,544)
Net cash used in investing activities	(764)	(1,544)
Cash flows from financing activities:
Payments on revolving credit facility	(5,000)	(6,000)
Proceeds from credit facility revolver	5,000	6,000
Payments on term loan	(1,000)	(5,985)
Distribution to Intermediate Holdings	(6,739)	-
Change in book overdraft	1,050	58
Net cash used in financing activities	(6,689)	(5,927)
Net increase in cash and cash equivalents	$834	$5,213
Cash and cash equivalents, beginning of period	11,836	9,735
Cash and cash equivalents, end of period	$12,670	$14,948

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,009	$6,968
Income taxes, net of refunds	$125	$192

Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$351	$752

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

1. Summary of Organization and Significant Accounting Policies

Registrants

The consolidated financial statements of AAC Group Holding Corp. (“Intermediate Holdings”) include the accounts of its indirect wholly-owned subsidiary, American Achievement Corporation (“AAC”), each of which are separate public reporting companies.  Intermediate Holdings is a wholly-owned subsidiary of American Achievement Intermediate Holding Corp., a wholly-owned subsidiary of American Achievement Group Holding Corp. (“Parent Holdings”).  Intermediate Holdings holds its interest in AAC through its wholly-owned subsidiary, AAC Holding Corp.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended November 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2010. The interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 29, 2009 included in the Company’s Report on Form 10-K (File No. 333-84294 and 333-121479) filed on November 18, 2009.

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

Assets Held for Sale

During the quarter ended November 28, 2009, the Company committed to a plan to sell some land, buildings and related improvements located in Austin, Texas.  The Company believes that it is probable that the property will be sold within the next twelve months, and accordingly has classified it as assets held for sale in the accompanying balance sheets.  Assets held for sale are carried at the lower of depreciated cost or fair value less expected costs associated with the sale. The Company has determined that the fair value of the property exceeds the net book value and, therefore, does not anticipate a loss from the sale of this property.

Recent Accounting Pronouncements

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles:  In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance establishing the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative generally accepted accounting principles. The Codification supersedes all existing non-SEC accounting and reporting standards. The guidance did not change generally accepted accounting principles; it did, however, change the applicable citations and naming conventions used when referencing generally accepted accounting principles. The guidance was effective for the Company beginning with the first quarter of fiscal year 2010 and did not have an impact on the Company’s financial position and results of operations.

Employer’s Disclosure about Postretirement Benefit Plan Assets:  In December 2008, the FASB issued a pronouncement providing guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009, that is, beginning with fiscal year 2010. The adoption of this pronouncement did not have an impact on the Company’s financial position and results of operations.

Business Combinations: In December 2007, the FASB issued a pronouncement requiring the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this pronouncement impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. The pronouncement is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances for the first annual reporting period beginning after December 15, 2008, that is, beginning with the Company’s fiscal year 2010. The adoption of this pronouncement did not have an impact on the Company’s financial position and results of operations.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

2. Comprehensive Loss

The following amounts were included in determining comprehensive loss for the three months ended November 28, 2009 and November 29, 2008.

	For the three months ended
	November 28, 2009	November 29, 2008
Intermediate Holdings
Net loss	$(5,728)	$(5,882)
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax	(53)	(74)
Total comprehensive loss	$(5,781)	$(5,956)

	For the three months ended
	November 28, 2009	November 29, 2008
AAC
Net loss	$(4,107)	$(4,145)
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax	(53)	(74)
Total comprehensive loss	$(4,160)	$(4,219)

3. Inventories

	November 28, 2009	August 29, 2009

Raw materials	$18,605	$12,858
Work in process	7,989	5,457
Finished goods	7,050	6,722
Less—Reserves	(286)	(333)
	$33,358	$24,704

The Company’s cost of sales includes depreciation of $2.3 million for the three months ended November 28, 2009 and the three months ended November 29, 2008.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

4. Goodwill and Other Intangible Assets

Goodwill

	November 28, 2009	August 29, 2009
Class Rings	$61,812	$61,812
Yearbooks	60,442	60,442
Graduation Products	22,032	22,032
Other	14,322	14,322
Total	$158,608	$158,608

Other Intangible Assets

	November 28, 2009
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$36,826	$-	$36,826
Patents	14 to 17 years	7,317	(2,511)	4,806
Customer lists and distribution contracts	3 to 12 years	97,740	(54,732)	43,008

Total		$141,883	$(57,243)	$84,640

	August 29, 2009
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$36,826	$-	$36,826
Patents	14 to 17 years	7,317	(2,400)	4,917
Customer lists and distribution contracts	3 to 12 years	97,740	(52,731)	45,009

Total		$141,883	$(55,131)	$86,752

Total amortization on other intangible assets was $2.7 million for the three months ended November 28, 2009 and November 29, 2008, which is recorded as selling, general and administrative expenses.  Estimated annual amortization expense is as follows:

Year	Amount
2010	$10,249
2011	10,249
2012	9,816
2013	9,220
2014	5,970
Thereafter	4,422

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

5. Long-term Debt

	November 28, 2009	August 29, 2009
Intermediate Holdings
10.25% Senior discount notes due October 1, 2012	$131,500	$131,500
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due March 25, 2011	-	-
Term loan due March 25, 2011	45,753	46,753
Total	327,253	328,253
Less current portion of long-term debt	(4,000)	(4,000)
Total long-term debt	$323,253	$324,253

	November 28, 2009	August 29, 2009
AAC
8.25% Senior subordinated notes due April 1, 2012	$150,000	$150,000
Senior secured credit facility:
Revolving credit facility due March 25, 2011	-	-
Term loan due March 25, 2011	45,753	46,753
Total	195,753	196,753
Less current portion of long-term debt	(4,000)	(4,000)
Total long-term debt	$191,753	$192,753

Senior Secured Credit Facility

The term loan of the senior secured credit facility (as amended, the “Amended Senior Credit Facility”) is due in March 2011. Quarterly payments of $1.0 million are required through February 28, 2011. The term loan of the Amended Senior Credit Facility has an interest rate based upon the higher of 3.0% or the base rate, which is derived from the Prime Rate or Federal Funds Effective Rate as defined in the credit agreement, or the higher of 2.0% or London Interbank Offered Rate (“LIBOR”) depending on the type of loan AAC chooses, plus an applicable margin based on a calculated leverage ratio as defined in the agreement. The interest rate on the term loan of the Amended Senior Credit Facility was 6.25% at November 28, 2009.  During the three months ended November 28, 2009 and November 29, 2008, the Company paid down $1.0 million and $6.0 million, respectively, of the term loan of the Amended Senior Credit Facility, of which $1.0 million and $2.5 million, respectively, were mandatory payments.

The revolving credit facility matures in March 2011. Availability under the revolving credit facility is restricted to a total revolving commitment of $25.0 million as defined in the credit agreement governing the Amended Senior Credit Facility. Availability under the revolving credit facility as of November 28, 2009 was approximately $23.0 million with $2.0 million in letters of credit outstanding.

AAC was in compliance with the Amended Senior Credit Facility’s covenants as of November 28, 2009.

10.25% Senior Discount Notes

Interest accrued on the 10.25% senior discount notes in the form of an increase in the accreted value of the notes through October 1, 2008. Thereafter, cash interest on the 10.25% senior discount notes accrues and is payable semiannually in arrears on April 1 and October 1 of each year, at a rate of 10.25% per annum.  An interest payment of $6.7 million was funded by AAC on October 1, 2009, and was accounted for as a capital distribution from AAC and reflected as a reduction of AAC’s accumulated earnings.

Interest income included in interest expense, net was $0.1 million for the three months ended November 28, 2009 and for the three months ended November 29, 2008.

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

7. Fair Value Measurements

The Company follows the authoritative guidance for fair value measurements relating to financial and nonfinancial assets and liabilities including presentation of required disclosures. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements

The guidance also establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

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

The guidance requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

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

Intermediate Holdings’ long-term debt (including current maturities) at November 28, 2009 had a carrying value of $327.3 million and a fair value of approximately $324.2 million.  AAC’s long-term debt (including current maturities) at November 28, 2009 had a carrying value of $195.8 million and a fair value of approximately $195.4 million.  The fair value is based on current rates available to the Company for debt with the same or similar terms.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

8. Postretirement Pension and Medical Benefits

CBI provides certain healthcare and life insurance benefits for former employees of L.G. Balfour Company, Inc. (“CBI Plan”). Certain hourly employees of Taylor Publishing Company (“Taylor”), a wholly owned subsidiary of AAC, are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI Plan and TPC Plan are based primarily on the employees’ years of service and compensation near retirement. The CBI Plan was frozen to new entrants effective January 1991. Effective September 2009, the TPC Plan was amended to cease future benefit accruals and to fully vest any accrued pension benefits not fully vested as of September 30, 2009.   The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.  The Company uses a measurement date as of the end of its fiscal year for both plans.

The net periodic postretirement benefit income includes the following components:

	For the three months ended
	November 28, 2009		November 29, 2008
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Service costs, benefits attributed to service during the period	$3	$-	$18	$-
Interest cost	211	17	219	23
Expected return on assets	(227)	-	(264)	-
Amortization of unrecognized net loss (gain)	21	(71)	(6)	(76)
Amortization of unrecognized net prior service costs	-	(37)	-	(37)
Net periodic postretirement benefit cost (income)	$8	$(91)	$(33)	$(90)

Amounts recognized in other comprehensive income consist of:

	November 28, 2009		August 29, 2009
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Net actuarial loss (gain)	$2,717	$(1,836)	$2,738	$(1,907)
Prior service cost	-	(520)	-	(557)
	$2,717	$(2,356)	$2,738	$(2,464)

The estimated net gain for the TPC Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2010 is $0.1 million. The estimated net gain and estimated prior service credit for the CBI Plan that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost in fiscal year 2010 are $0.3 million and $0.1 million, respectively.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

9. Income Taxes

As part of the process of preparing consolidated financial statements, the Company assesses the likelihood that its deferred income tax assets will be recovered through future taxable income.  To the extent that recovery is not likely, a valuation allowance is established.  Based on this assessment, the Company has not recorded a valuation allowance as of November 28, 2009 or August 29, 2009.  In the event that actual results differ from these estimates or adjustments are made to these estimates in future periods, a valuation allowance may need to be established.

10. Related-Party Transactions

On March 25, 2004, AAC entered into a management agreement with Fenway Partners Inc. (now Fenway Partners LLC) pursuant to which AAC, among other things, agreed to pay an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement) and certain additional fees in connection with significant transactions. Amounts expensed by the Company under the management agreement related to the annual fee totaled $0.9 million and $0.8 million for the three months ended November 28, 2009 and November 29, 2008, respectively.

Under the provisions of the management agreement, Fenway Partners LLC can, at its discretion, charge the AAC for services related to any significant transaction, as defined in the agreement.  In December 2009, Fenway Partners LLC charged AAC a management fee of $1.5 million, which is included in selling, general and administrative expenses for the three months ended November 28, 2009.

As of November 28, 2009 and August 29, 2009, the Company had prepaid annual fees under the management agreement of approximately $0.2 million.

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

The Company’s operating segments, on-campus class rings and retail class rings, have been aggregated into one reporting segment, class rings. The other segment consists primarily of jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Three Months Ended November 28, 2009
Net sales	$30,205	$9,176	$3,170	$5,435	$47,986
Segment operating income (loss)	3,668	(3,491)	(1,624)	(841)	(2,288)

Three Months Ended November 29, 2008
Net sales	$30,624	$8,376	$3,310	$6,903	$49,213
Segment operating income (loss)	3,201	(3,720)	(1,120)	(688)	(2,327)

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

	Intermediate Holdings
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Segment assets
November 28, 2009	$187,182	$140,213	$51,895	$41,036	$420,326
August 29, 2009	170,381	148,242	51,041	38,871	408,535

	AAC
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Segment assets
November 28, 2009	$184,388	$137,872	$51,122	$40,281	$413,663
August 29, 2009	168,325	146,537	50,489	38,272	403,623

12. Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on January 11, 2010. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its condensed consolidated financial statements.

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

Although management believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, we can give no assurance that these expectations will be achieved. Any change in or adverse development, including the following factors, may impact the achievement of results in or accuracy of forward-looking statements:

•	the price of gold and precious, semiprecious and synthetic stones;
•	our access to students and consumers in schools;
•	the seasonality of our business;
•	regulatory and accounting rules;
•	our relationship with our independent sales representatives;
•	fashion and demographic trends;
•	general economic, business, and market trends and events, especially during peak buying seasons for our products;
•	our ability to respond to customer change orders and delivery schedules;
•	development and operating costs;
•	competitive pricing changes;
•	successful completion of management initiatives designed to achieve operating efficiencies;
•	our cash flows; and
•	our ability to draw down funds under current bank financings and to enter into new bank financings.

The foregoing factors are not exhaustive. New factors may emerge or changes may occur that impact our operations and businesses. Forward-looking statements herein are expressly qualified by the foregoing or such other factors as may be applicable.

You should consider the risks described in our Form 10-K filed with the Securities and Exchange Commission on November 18, 2009 as you review this quarterly report.

General

We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, recognition products and affinity jewelry in the United States. We market and sell yearbooks to the college, high school, junior high school and elementary school markets. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. We also sell jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

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

Numerous raw materials are used in the manufacture of our products. Gold and other metals, precious, semi-precious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. We purchase a majority of our gold from a single supplier. We also purchase the majority of our precious, semi-precious and synthetic stones from a single supplier in Germany.  Synthetic and semi-precious stones are available from other suppliers, although switching to these suppliers could result in additional costs to us.  Prices of these materials, especially gold, continually fluctuate. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us.  However, this may not always be the case.

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

We experience seasonal fluctuations in our net sales tied primarily to the school year. We recorded 50% of our fiscal year 2009 net sales in our third quarter. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are seasonal. The recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day. We have experienced operating losses during our first and fourth fiscal quarters, which includes the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

We also have exposure to market risk relating to changes in interest rates on our variable rate debt. Our senior secured credit facility (revolver and term loan) is a variable rate arrangement.

Company Background

Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L.G. Balfour Company, Inc., were combined through various asset purchase agreements in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing Company (“Taylor”), whose primary business is designing and printing student yearbooks. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.  In April 2007, Commemorative Brands, Inc. (“CBI”), a wholly-owned subsidiary of AAC, acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers Embroidery, Inc., a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise.

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

Critical Accounting Policies

As of November 28, 2009, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Reports on Form 10-K for the year ended August 29, 2009.  The policies disclosed included allowance for product returns, allowance for doubtful accounts and reserve on independent sales representative advances, goodwill and other intangible assets, long-lived tangible and intangible assets with definite lives, revenue recognition and income taxes.

Results of Operations

Three Months Ended November 28, 2009 Compared to Three Months Ended November 29, 2008

The following tables set forth selected information for Intermediate Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	Intermediate Holdings
	Three Months Ended	% of	Three Months Ended	% of	Increase/
($ in millions)	November 28, 2009	Net Sales	November 29, 2008	Net Sales	(Decrease)

Net sales	$48.0	100.0%	$49.2	100.0%	$(1.2)
Cost of sales	23.5	49.0%	25.0	50.8%	(1.5)
Gross profit	24.5	51.0%	24.2	49.2%	0.3
Selling, general and administrative expenses	26.8	55.8%	26.5	53.9%	0.3
Operating loss	(2.3)	(4.8)%	(2.3)	(4.7)%	-
Interest expense, net	7.9	16.5%	7.9	16.0%	-
Loss before income taxes	(10.2)	(21.3)%	(10.2)	(20.7)%	-
Benefit for income taxes	(4.4)	(9.2)%	(4.3)	(8.7)%	(0.1)
Net loss	$(5.8)	(12.1)%	$(5.9)	(12.0)%	$0.1

	AAC
	Three Months Ended	% of	Three Months Ended	% of	Increase/
($ in millions)	November 28, 2009	Net Sales	November 29, 2008	Net Sales	(Decrease)

Net sales	$48.0	100.0%	$49.2	100.0%	$(1.2)
Cost of sales	23.5	49.0%	25.0	50.8%	(1.5)
Gross profit	24.5	51.0%	24.2	49.2%	0.3
Selling, general and administrative expenses	26.8	55.8%	26.5	53.9%	0.3
Operating loss	(2.3)	(4.8)%	(2.3)	(4.7)%	-
Interest expense, net	4.4	9.2%	4.4	8.9%	-
Loss before income taxes	(6.7)	(14.0)%	(6.7)	(13.6)%	-
Benefit for income taxes	(2.6)	(5.4)%	(2.6)	(5.3)%	-
Net loss	$(4.1)	(8.5)%	$(4.1)	(8.3)%	$-

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $1.2 million, or 2%, to $48.0 million for the three months ended November 28, 2009 from $49.2 million for the three months ended November 29, 2008. The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales decreased $0.4 million to $30.2 million for the three months ended November 28, 2009 from $30.6 million for the three months ended November 29, 2008. The decrease in class ring net sales was primarily a result of lower sales volumes and a change in product mix from gold to other metals with lower selling prices due to softness in the economy, partially offset by an increase due to timing of sales from the fourth quarter of fiscal 2009 to the first quarter of fiscal 2010 and higher selling prices as a result of higher gold costs.

Yearbooks. Net sales increased $0.8 million to $9.2 million for the three months ended November 28, 2009 from $8.4 million for the three months ended November 29, 2008. The increase in net sales was primarily the result of timing of shipments between the fourth quarter of 2009 and the first quarter of 2010 and between the fourth quarter of 2008 and the first quarter of 2009. This increase was partially offset by a decrease in the average contract value from the first quarter of fiscal 2009.

Graduation Products. Net sales decreased $0.1 million to $3.2 million for the three months ended November 28, 2009 from $3.3 million for the three months ended November 29, 2008.

Other. Net sales decreased $1.5 million to $5.4 million for the three months ended November 28, 2009 from $6.9 million for the three months ended November 29, 2008. The decrease in net sales was primarily related to a decrease in professional championship rings and sales of personalized family jewelry and military and affinity jewelry being impacted by softness in the economy.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 51.0% for the three months ended November 28, 2009, a 1.8 percentage point increase from 49.2% for the three months ended November 29, 2008. The improvement in gross margin from the three months ended November 29, 2008 is primarily a result of savings from productivity and cost reduction measures, partially offset by higher gold costs.  Overall, gross profit increased $0.3 million compared with the three months ended November 29, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for Intermediate Holdings and AAC increased $0.3 million, or 1%, to $26.8 million for the three months ended November 28, 2009 from $26.5 million for the three months ended November 29, 2008. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

Selling and marketing expenses decreased $0.4 million to $16.3 million, or 34% of net sales, for the three months ended November 28, 2009 from $16.7 million or 34% of net sales, for the three months ended November 29, 2008 due to decreased marketing expenditures, partially offset by increased commissions.

General and administrative expenses increased $0.7 million to $10.5 million, or 22% of net sales, for the three months ended November 28, 2009 from $9.8 million, or 20% of net sales, for the three months ended November 29, 2008. The increase in general and administrative expenses was due to a $1.5 million management fee incurred druing the three months ended Novembre 28, 2009, partially offset by decreases in professional fees, consulting fees and employee costs.

Operating Loss.  As a result of the foregoing, operating loss was $2.3 million, or 5% of net sales, for the three months ended November 28, 2009 and for the three months ended November 29, 2008.

The class rings segment reported operating income of $3.6 million for the three months ended November 28, 2009 as compared with operating income of $3.2 million for the three months ended November 29, 2008. The yearbooks segment reported operating loss of $3.5 million for the three months ended November 28, 2009 as compared with operating loss of $3.7 million for the three months ended November 29, 2008. The graduation products segment reported operating loss of $1.6 million for the three months ended November 28, 2009 as compared with operating loss of $1.1 million for the three months ended November 29, 2008. The other segment reported operating loss of $0.8 million for the three months ended November 28, 2009 as compared with operating loss of $0.7 million for the three months ended November 29, 2008.

Interest Expense, Net. For Intermediate Holdings, net interest expense was $7.9 million for the three months ended November 28, 2009 and for the three months ended November 29, 2008. The average debt outstanding of Intermediate Holdings for the three months ended November 28, 2009 and the three months ended November 29, 2008 was $329 million and $359 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the three months ended November 28, 2009 and the three months ended November 29, 2008 was 8.9%.

For AAC, net interest expense was $4.4 million for the three months ended November 28, 2009 and for the three months ended November 29, 2008. The average debt outstanding of AAC for the three months ended November 28, 2009 and the three months ended November 29, 2008 was $198 million and $228 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended November 28, 2009 and the three months ended November 29, 2008 was 7.9% and 8.0%, respectively.

Benefit for Income Taxes. For the three months ended November 28, 2009 and November 29, 2008, Intermediate Holdings recorded an income tax benefit of $4.4 million and $4.3 million, respectively, which represents an effective tax rate of 43% and 42%, respectively. The effective tax rate varies from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt. Intermediate Holdings’ effective rates for the three months ended November 28, 2009 and November 29, 2008 represent an estimate of the annual federal and state income tax rate.

For the three months ended November 28, 2009 and November 29, 2008, AAC recorded an income tax benefit of $2.6 million, which represents an effective tax rate of 39%.  The effective tax rate varies from the statutory federal rate due to the impact of state income taxes. AAC’s effective rates for the three months ended November 28, 2009 and November 29, 2008 represent an estimate of the annual federal and state income tax rate.

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Operating activities for AAC provided $8.3 million of cash for the three months ended November 28, 2009 compared to cash provided of $12.7 million for the three months ended November 29, 2008. The $4.4 million decrease in cash provided by operating activities was mainly attributable to a higher use of working capital in first quarter fiscal 2010.

Operating activities for Intermediate Holdings provided $1.5 million of cash for the three months ended November 28, 2009 compared to cash provided of $12.7 million for the three months ended November 29, 2008.  In addition to the items impacting cash flow from operating activities of AAC, cash provided by operating activities for the three months ended November 28, 2009 for Intermediate Holdings was further impacted by a $6.7 million cash interest payment related to the 10.25% senior discount notes.

During the three months ended November 28, 2009 and the three months ended November 29, 2008, cash was used to make interest payments of $6.2 million on the 8.25% senior subordinated notes.

During the three months ended November 28, 2009, cash was used to make an interest payment of $6.7 million on the 10.25% senior discount notes.  During the three months ended November 29, 2008, no interest payments were made on the 10.25% senior discount notes due to the fact that interest accrued in the form of an increase in the accreted value of the notes through October 1, 2008.

Investing Activities.  Capital expenditures for the three months ended November 28, 2009 were $0.8 million compared to capital expenditures of $1.5 million for the three months ended November 29, 2008. Our projected capital expenditures for fiscal year 2010 are expected to be approximately $9.0 million.

Financing Activities.   During the three months ended November 28, 2009, cash was used to pay down $1.0 million of the term loan, which was a mandatory payment.  In December 2009, we made an additional $10.0 million discretionary payment on the term loan.  Additionally, during the three months ended November 28, 2009, AAC paid $6.7 million related to an interest payment on the 10.25% senior discount notes of Intermediate Holdings which is reflected as a cash distribution to Intermediate Holdings.

During the three months ended November 29, 2008, cash was used to pay down $6.0 million of the term loan, of which $2.5 million were mandatory payments.

Debt Arrangements

We have a significant amount of indebtedness. On November 28, 2009, Intermediate Holdings had total indebtedness of $327.3 million, of which $131.5 million was 10.25% senior discount notes, $150.0 million was 8.25% senior subordinated notes and $45.8 million was indebtedness under the existing senior secured credit facility. As of November 28, 2009, we also have up to $23 million in available revolving loan borrowings under our senior secured credit facility. We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.

Senior Secured Credit Facility.  On March 25, 2004, AAC entered into a senior credit facility, which was subsequently amended on August 17, 2006 and May 20, 2009 (as amended, our “Amended Senior Credit Facility”).  The term loan of the Amended Senior Credit Facility is due in March 2011. Quarterly payments of $1.0 million are required through February 28, 2011. The term loan of the Amended Senior Credit Facility has an interest rate based upon the higher of 3.0% or the base rate, which is derived from the Prime Rate or Federal Funds Effective Rate as defined in the credit agreement, or the higher of 2.0% or London Interbank Offered Rate (“LIBOR”) depending on the type of loan AAC chooses, plus an applicable margin based on a calculated leverage ratio as defined in the agreement. The interest rate on the term loan of the Amended Senior Credit Facility was 6.25% at November 28, 2009.

The revolving credit facility that is part of the Amended Senior Credit Facility matures in March 2011. Availability under the revolving credit facility is restricted to a total revolving commitment of $25.0 million as defined in the credit agreement governing the Amended Senior Credit Facility. Advances under the revolving credit facility may be made as base rate loans or LIBOR loans at AAC’s election. Interest rates on base rate loans are based upon the higher of 3.0% or the base rate, which is derived from the Prime Rate or Federal Funds Effective Rate as defined in the credit agreement, plus an applicable margin based on a leverage ratio as defined in the agreement.  Interest rates on LIBOR loans are based upon the higher of 2.0% or LIBOR plus an applicable margin based on a leverage ratio as defined in the agreement.  Availability under the revolving credit facility as of November 28, 2009 was approximately $23.0 million with $2.0 million in letters of credit outstanding.

8.25% Senior Subordinated Notes.  On March 25, 2004, AAC issued the 8.25% senior subordinated notes pursuant to an indenture.  $150.0 million of the 8.25% senior subordinated notes was outstanding on November 28, 2009.  AAC is required to pay cash interest on the 8.25% senior subordinated notes semi-annually in arrears on April 1 and October 1 of each year.  An interest payment of $6.2 million was made on October 1, 2009.  The 8.25% senior subordinated notes have no scheduled amortization and mature on April 1, 2012. The 8.25% senior subordinated notes are guaranteed by AAC’s existing and future domestic subsidiaries.

10.25% Senior Discount Notes.  On November 16, 2004, Intermediate Holdings issued the 10.25% senior discount notes pursuant to an indenture.  $131.5 million of the 10.25% senior discount notes was outstanding on November 28, 2009.  Interest accrued on the 10.25% senior discount notes in the form of an increase in the accreted value of the notes through October 1, 2008. Thereafter, cash interest on the 10.25% senior discount notes accrues and is payable semiannually in arrears on April 1 and October 1 of each year, at a rate of 10.25% per annum.  An interest payment of $6.7 million was made on October 1, 2009.  This payment was funded by AAC and was accounted for as a capital distribution and reflected as a reduction of AAC’s accumulated earnings. Interest payments due in the next twelve months are also expected to be funded by AAC.  The 10.25% senior discount notes have no scheduled amortization and mature on October 1, 2012.  The 10.25% senior discount notes are solely obligations of Intermediate Holdings and are not guaranteed by any of its subsidiaries, including AAC.

Parent Obligations.  On November 28, 2009, American Achievement Group Holding Corp. (“Parent Holdings”), the indirect parent company of Intermediate Holdings, had indebtedness in addition to the indebtedness at Intermediate Holdings and AAC of $57.3 million, of which $49.8 million consisted of senior PIK notes due October 1, 2012 (“Parent Holdings Notes”) and $7.5 million consisted of mandatory redeemable series A preferred stock. Interest accrues on the Parent Holdings Notes at 16.75% per annum.  Through April 2011, interest on the Parent Holdings Notes is payable in the form of additional notes semi-annually in arrears on April 1 and October 1 of each year.  On October 1, 2011 and thereafter, interest on the Parent Holdings Notes will be payable in cash semi-annually in arrears on April 1 and October 1 of each year.  The Parent Holdings Notes mature on October 1, 2012.  At maturity, Parent Holdings is required to repay the notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest through the maturity date.  The Parent Holdings Notes are American Achievement Group Holding Corp.’s unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness.

The holders of the mandatory redeemable series A preferred stock of Parent Holdings are entitled to receive cumulative dividends at a rate of 14% per annum, when, as and if declared by its board of directors.  Additionally, the redemption obligation for the mandatory redeemable series A preferred stock of Parent Holdings matures in January 2013.  Accumulated undeclared dividends of Parent Holdings’ series A preferred stock at November 28, 2009 totaled $5.3 million.

Although the Parent Holdings Notes and mandatory redeemable series A preferred stock are not obligations of the Company, if Parent Holdings is unable to refinance its obligations to pay interest in cash on the Parent Holdings Notes and to repay the Parent Holdings Notes upon maturity or redeem the shares of series A preferred stock, we expect Parent Holdings to rely on AAC to fund such obligations as they become due.  No assurances can be made that such funding will be available, however, and if AAC is not permitted to make cash distributions to Parent Holdings to pay such interest, Parent Holdings will be required to raise additional proceeds through equity or debt financings in order to fund such obligations.  Such financing may not be available on acceptable terms, if at all.  Currently, the terms of the Amended Senior Credit Facility, the 8.25% senior subordinated notes and the 10.25% senior discount notes place certain limitations on the ability of AAC to distribute cash to Parent Holdings.  Under the terms of the Amended Senior Credit Facility, AAC may only make dividend payments to Parent Holdings up to an aggregate amount of $15.0 million to repay, redeem or repurchase of indebtedness of Parent Holdings, of which amount $8.3 million has been paid to Parent Holdings as of November 28, 2009.

Capital Resources

We expect that cash generated from operating activities and availability under the Amended Senior Credit Facility will be our principal sources of liquidity. Due to the current unfavorable economic environment, we expect continued softness in sales for the rest of this year.  We expect our productivity initiatives and cost containment measures to partially offset the impact of lower sales on our operating income. Most of our net operating loss carryforward will be utilized by the end of fiscal year 2010; therefore, we expect higher future cash outflows for income taxes.  Based on our current and planned level of operations, we believe our cash flow from operations, available cash on hand and available borrowings under the Amended Senior Credit Facility will be adequate to meet our liquidity needs for at least the next twelve months.

Nonetheless, we continually explore various sources of liquidity to ensure financing flexibility, including issuing new or refinancing existing debt, and raising equity through private or public offerings. If favorable opportunities are available to us, we may seek to refinance our debt or complete public or private offerings of debt.  In addition, we and our subsidiaries, affiliates and significant equityholders may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Off Balance-Sheet Obligations

Letters of Credit.  As of November 28, 2009 and August 29, 2009, we had commitments for $2.0 million on letters of credit outstanding.

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

Recent Accounting Pronouncements

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles:  In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance establishing the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative generally accepted accounting principles. The Codification supersedes all existing non-SEC accounting and reporting standards. The guidance did not change generally accepted accounting principles; it did, however, change the applicable citations and naming conventions used when referencing generally accepted accounting principles. The guidance was effective for us beginning with the first quarter of fiscal year 2010 and did not have an impact on our financial position and results of operations.

Employer’s Disclosure about Postretirement Benefit Plan Assets:  In December 2008, the FASB issued a pronouncement providing guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009, that is, beginning with fiscal year 2010. The adoption of this pronouncement did not have an impact on our financial position and results of operations.

Business Combinations: In December 2007, the FASB issued a pronouncement requiring the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this pronouncement impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. The pronouncement is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances for the first annual reporting period beginning after December 15, 2008, that is, beginning with our fiscal year 2010. The adoption of this pronouncement did not have an impact on our financial position and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company's management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) the information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon our evaluation, management including the Chief Executive Officer and Chief Financial Officer, as indicated in the certifications in Exhibit 31.1 and 31.2 of this report, have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting during the quarter ended November 28, 2009 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: January 11, 2010

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DONALD J. PERCENTI
Donald J. Percenti
CHIEF EXECUTIVE OFFICER
(principal executive officer)

By:	/s/ KRIS G. RADHAKRISHNAN
Kris G. Radhakrishnan
CHIEF FINANCIAL OFFICER
(principal financial officer)