Form 10-Q
period 2010-02-27
AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2010-04-09
CIK 1168468, 1311835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 27, 2010

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

Number of shares outstanding of AAC Group Holding Corp. as of March 31, 2010: 100 shares of common stock.
Number of shares of American Achievement Corporation outstanding as of March 31, 2010: 100 shares of common stock.

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

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2010
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
Condensed Consolidated Balance Sheets (unaudited) — As of February 27, 2010 and August 29, 2009	3
Condensed Consolidated Statements of Operations (unaudited) — For the Three and Six Months Ended February 27, 2010 and the Three and Six Months Ended February 28, 2009	5
Condensed Consolidated Statements of Cash Flows (unaudited) — For the Six Months Ended February 27, 2010 and the Six Months Ended February 28, 2009	7
Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 6. Exhibits	29

SIGNATURES	30
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

AAC GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(unaudited)

	Intermediate Holdings
	February 27, 2010	August 29, 2009
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$16,202	$12,403
Accounts receivable, net of allowances	29,452	32,267
Inventories	37,372	24,704
Deferred tax assets	17,854	10,167
Prepaid expenses and other current assets, net	17,120	14,574
Total current assets	118,000	94,115

Property, plant and equipment, net	52,225	56,526
Goodwill	158,608	158,608
Other intangible assets, net	81,928	86,752
Other assets, net	10,526	12,534
Total assets	$421,287	$408,535

LIABILITIES AND STOCKHOLDER'S DEFICIT
Book overdraft	$408	$1,391
Accounts payable	6,622	8,490
Customer deposits	49,141	7,743
Accrued expenses	14,638	13,617
Deferred revenue	3,750	2,710
Accrued interest	11,198	11,379
Current portion of long-term debt	2,659	4,000
Total current liabilities	88,416	49,330

Long-term debt, net of current portion	308,594	324,253
Deferred tax liabilities	33,749	33,816
Other long-term liabilities	5,942	5,954
Total liabilities	436,701	413,353

Commitments and contingencies (Note 6)

Stockholder's deficit:
Common stock	-	-
Distributions in excess of paid-in capital	(5,648)	(4,648)
Accumulated deficit	(9,489)	-
Accumulated other comprehensive loss	(277)	(170)
Total stockholder's deficit	(15,414)	(4,818)

Total liabilities and stockholder's deficit	$421,287	$408,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	AAC
	February 27, 2010	August 29, 2009
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$15,635	$11,836
Accounts receivable, net of allowances	29,452	32,267
Inventories	37,372	24,704
Deferred tax assets	11,156	7,193
Prepaid expenses and other current assets, net	17,120	14,574
Total current assets	110,735	90,574

Property, plant and equipment, net	52,225	56,526
Goodwill	158,608	158,608
Other intangible assets, net	81,928	86,752
Other assets, net	9,378	11,163
Total assets	$412,874	$403,623

LIABILITIES AND STOCKHOLDER'S EQUITY
Book overdraft	$408	$1,391
Accounts payable	6,622	8,490
Customer deposits	49,141	7,743
Accrued expenses	14,758	13,740
Deferred revenue	3,750	2,710
Accrued interest	5,582	5,763
Current portion of long-term debt	2,659	4,000
Total current liabilities	82,920	43,837

Long-term debt, net of current portion	177,094	192,753
Deferred tax liabilities	50,853	50,920
Other long-term liabilities	5,909	5,921
Total liabilities	316,776	293,431

Commitments and contingencies (Note 6)

Stockholder's equity:
Common stock	-	-
Additional paid-in capital	82,055	82,055
Accumulated earnings	14,320	28,307
Accumulated other comprehensive loss	(277)	(170)
Total stockholder's equity	96,098	110,192

Total liabilities and stockholder's equity	$412,874	$403,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(unaudited)

	Intermediate Holdings
	For the three months ended		For the six months ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
	(Dollars in thousands)

Net sales	$52,747	$56,114	$100,733	$105,327
Cost of sales	23,469	25,107	46,972	50,158
Gross profit	29,278	31,007	53,761	55,169
Selling, general and administrative expenses	28,591	31,030	55,362	57,519
Operating income (loss)	687	(23)	(1,601)	(2,350)
Interest expense, net	7,692	7,413	15,575	15,286
Loss before income taxes	(7,005)	(7,436)	(17,176)	(17,636)
Benefit for income taxes	(3,244)	(3,320)	(7,687)	(7,638)
Net loss	$(3,761)	$(4,116)	$(9,489)	$(9,998)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	AAC
	For the three months ended		For the six months ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
	(Dollars in thousands)

Net sales	$52,747	$56,114	$100,733	$105,327
Cost of sales	23,469	25,107	46,972	50,158
Gross profit	29,278	31,007	53,761	55,169
Selling, general and administrative expenses	28,591	31,030	55,362	57,519
Operating income (loss)	687	(23)	(1,601)	(2,350)
Interest expense, net	4,211	3,931	8,610	8,368
Loss before income taxes	(3,524)	(3,954)	(10,211)	(10,718)
Benefit for income taxes	(1,383)	(1,501)	(3,963)	(4,120)
Net loss	$(2,141)	$(2,453)	$(6,248)	$(6,598)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Intermediate Holdings
	For the six months ended
	February 27, 2010	February 28, 2009
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(9,489)	$(9,998)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,444	11,316
Deferred income taxes	(7,687)	(7,673)
Amortization of deferred financing fees	1,374	988
Accretion of interest on 10.25% senior discount notes	-	1,079
Allowance for doubtful accounts	599	67
Changes in assets and liabilities:
Accounts receivable	2,216	4,456
Inventories	(11,083)	(4,238)
Prepaid expenses and other current assets, net	(2,546)	342
Other assets, net	34	(1,021)
Customer deposits	41,398	43,193
Deferred revenue	1,040	846
Accounts payable, accrued expenses, accrued interest and other long-term liabilities	(1,174)	1,505
Net cash provided by operating activities	25,126	40,862
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,261)	(3,072)
Business acquisition, purchase price adjustment	(83)	(83)
Net cash used in investing activities	(2,344)	(3,155)
Cash flows from financing activities:
Payments on revolving credit facility	(5,000)	(6,000)
Proceeds from revolving credit facility	5,000	6,000
Payments on term loan	(17,000)	(28,485)
Distribution to AAIH	(1,000)	-
Contribution of capital	-	400
Change in book overdraft	(983)	338
Net cash used in financing activities	(18,983)	(27,747)
Net increase in cash and cash equivalents	$3,799	$9,960
Cash and cash equivalents, beginning of period	12,403	9,746
Cash and cash equivalents, end of period	$16,202	$19,706

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,565	$8,251
Income taxes, net of refunds	$138	$521

Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$47	$119
Increase in goodwill for purchase price adjustment included in other long-term liabilities	$-	$167
Non-cash distribution of net operating loss deferred tax asset to Parent Holdings	$-	$27,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	AAC
	For the six months ended
	February 27, 2010	February 28, 2009
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(6,248)	$(6,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,444	11,316
Deferred income taxes	(3,963)	(4,155)
Amortization of deferred financing fees	1,151	765
Allowance for doubtful accounts	599	67
Changes in assets and liabilities:
Accounts receivable	2,216	4,456
Inventories	(11,083)	(4,238)
Prepaid expenses and other current assets, net	(2,546)	(214)
Other assets, net	34	(1,021)
Customer deposits	41,398	43,193
Deferred revenue	1,040	846
Accounts payable, accrued expenses, accrued interest and other long-term liabilities	(1,177)	(4,111)
Net cash provided by operating activities	31,865	40,306
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,261)	(3,072)
Business acquisition, purchase price adjustment	(83)	(83)
Net cash used in investing activities	(2,344)	(3,155)
Cash flows from financing activities:
Payments on revolving credit facility	(5,000)	(6,000)
Proceeds from revolving credit facility	5,000	6,000
Payments on term loan	(17,000)	(28,485)
Distribution to Intermediate Holdings	(7,739)	-
Contribution of capital	-	400
Change in book overdraft	(983)	338
Net cash used in financing activities	(25,722)	(27,747)
Net increase in cash and cash equivalents	$3,799	$9,404
Cash and cash equivalents, beginning of period	11,836	9,735
Cash and cash equivalents, end of period	$15,635	$19,139

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,826	$8,251
Income taxes, net of refunds	$138	$521

Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$47	$119
Increase in goodwill for purchase price adjustment included in other long-term liabilities	$-	$167
Non-cash distribution of net operating loss deferred tax asset to Intermediate Holdings	$-	$27,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

1. Summary of Organization and Significant Accounting Policies

Registrants

The consolidated financial statements of AAC Group Holding Corp. (“Intermediate Holdings”) include the accounts of its indirect wholly-owned subsidiary, American Achievement Corporation (“AAC”), each of which are separate public reporting companies.  Intermediate Holdings is a wholly-owned subsidiary of American Achievement Intermediate Holding Corp. (“AAIH”), a wholly-owned subsidiary of American Achievement Group Holding Corp. (“Parent Holdings”).  Intermediate Holdings holds its interest in AAC through its wholly-owned subsidiary, AAC Holding Corp.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the six months ended February 27, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2010. The interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 29, 2009 included in the Company’s Report on Form 10-K (File No. 333-84294 and 333-121479) filed on November 18, 2009.

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

Assets Held for Sale

During the quarter ended November 28, 2009, the Company committed to a plan to sell some land, a building and related improvements located in Austin, Texas. The Company believed that it was probable that the property would be sold within the next twelve months based on a purchase agreement with a prospective buyer. The purchase agreement was terminated in the quarter ended February 27, 2010. The Company now believes that it is unlikely that the property will be sold within the next twelve months and has reclassified the property as held and used in property, plant and equipment.

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

Employer’s Disclosure about Postretirement Benefit Plan Assets:  In December 2008, the FASB issued a pronouncement providing guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009, that is, beginning with the Company’s fiscal year 2010. The adoption of this pronouncement did not have an impact on the Company’s financial position and results of operations.

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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

2. Comprehensive Loss

The following amounts were included in determining comprehensive loss for the three and six months ended February 27, 2010 and February 28, 2009.

	For the three months ended		For the six months ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Intermediate Holdings
Net loss	$(3,761)	$(4,116)	$(9,489)	$(9,998)
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax	(54)	(74)	(107)	(148)
Total comprehensive loss	$(3,815)	$(4,190)	$(9,596)	$(10,146)

	For the three months ended		For the six months ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
AAC
Net loss	$(2,141)	$(2,453)	$(6,248)	$(6,598)
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax	(54)	(74)	(107)	(148)
Total comprehensive loss	$(2,195)	$(2,527)	$(6,355)	$(6,746)

3. Inventories

	February 27, 2010	August 29, 2009

Raw materials	$16,616	$12,858
Work in process	14,452	5,457
Finished goods	7,265	6,722
Less—Reserves	(961)	(333)
Total	$37,372	$24,704

The Company’s cost of sales includes depreciation of $1.6 million and $1.9 million for the three months ended February 27, 2010 and February 28, 2009, respectively, and $3.9 million and $4.1 million for the six months then ended, respectively.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

4. Goodwill and Other Intangible Assets

Goodwill

	February 27, 2010	August 29, 2009
Class Rings	$61,812	$61,812
Yearbooks	60,442	60,442
Graduation Products	22,032	22,032
Other	14,322	14,322
Total	$158,608	$158,608

The gross amount of goodwill is $174.1 million.  As of February 27, 2010, the Company has recorded accumulated impairment losses of $15.5 million, resulting in a net balance of $158.6 million.

Other Intangible Assets

	February 27, 2010
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$36,826	$-	$36,826
Patents	14 to 17 years	7,317	(2,622)	4,695
Customer lists and distribution contracts	3 to 12 years	97,740	(57,333)	40,407

Total		$141,883	$(59,955)	$81,928

	August 29, 2009
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$36,826	$-	$36,826
Patents	14 to 17 years	7,317	(2,400)	4,917
Customer lists and distribution contracts	3 to 12 years	97,740	(52,731)	45,009

Total		$141,883	$(55,131)	$86,752

Total amortization on other intangible assets for the three and six months ended February 27, 2010 and February 28, 2009 was $2.7 million and $5.4 million, respectively, which is recorded as selling, general and administrative expenses. Estimated annual amortization expense is as follows:

Year	Amount
2010	$10,849
2011	10,249
2012	9,816
2013	9,220
2014	5,970
Thereafter	4,422

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

5. Long-term Debt

	February 27, 2010	August 29, 2009
Intermediate Holdings
10.25% Senior discount notes due October 1, 2012	$131,500	$131,500
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due March 25, 2011	-	-
Term loan due March 25, 2011	29,753	46,753
Total	311,253	328,253
Less current portion of long-term debt	(2,659)	(4,000)
Total long-term debt	$308,594	$324,253

	February 27, 2010	August 29, 2009
AAC
8.25% Senior subordinated notes due April 1, 2012	$150,000	$150,000
Senior secured credit facility:
Revolving credit facility due March 25, 2011	-	-
Term loan due March 25, 2011	29,753	46,753
Total	179,753	196,753
Less current portion of long-term debt	(2,659)	(4,000)
Total long-term debt	$177,094	$192,753

Senior Secured Credit Facility

The term loan of the senior secured credit facility (as amended, the “Amended Senior Credit Facility”) is due in March 2011. Quarterly payments of $0.7 million are required through February 28, 2011. The term loan of the Amended Senior Credit Facility has an interest rate based upon the higher of 3.0% or the base rate, which is derived from the Prime Rate or Federal Funds Effective Rate as defined in the credit agreement, or the higher of 2.0% or London Interbank Offered Rate (“LIBOR”) depending on the type of loan AAC chooses, plus an applicable margin based on a calculated leverage ratio as defined in the agreement. The interest rate on the term loan of the Amended Senior Credit Facility was 6.25% at February 27, 2010.  During the six months ended February 27, 2010 and February 28, 2009, the Company paid down $17.0 million and $28.5 million, respectively, of the term loan of the Amended Senior Credit Facility, of which $2.0 million and $2.5 million, respectively, were mandatory payments.

The revolving credit facility matures in March 2011. Availability under the revolving credit facility is restricted to a total revolving commitment of $25.0 million as defined in the credit agreement governing the Amended Senior Credit Facility. Availability under the revolving credit facility as of February 27, 2010 was approximately $23.1 million with $1.9 million in letters of credit outstanding.

AAC was in compliance with the Amended Senior Credit Facility’s covenants as of February 27, 2010.

10.25% Senior Discount Notes

Interest accrued on the 10.25% senior discount notes in the form of an increase in the accreted value of the notes through October 1, 2009. Thereafter, cash interest accrues and is payable semiannually in arrears on April 1 and October 1 of each year, at a rate of 10.25% per annum.  An interest payment of $6.7 million was funded by AAC on October 1, 2009, and was accounted for as a capital distribution from AAC and reflected as a reduction of AAC’s accumulated earnings.

Interest income included in interest expense, net was $0.1 million and $0.2 million for the three and six months ended February 27, 2010 and February 28, 2009, respectively.

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

Intermediate Holdings’ long-term debt (including current maturities) at February 27, 2010 had a carrying value of $311.3 million and a fair value of approximately $310.9 million.  AAC’s long-term debt (including current maturities) at February 27, 2010 had a carrying value of $179.8 million and a fair value of approximately $179.4 million.  The fair value is based on current rates available to the Company for debt with the same or similar terms.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

8. Postretirement Pension and Medical Benefits

Commemorative Brands, Inc., a wholly owned subsidiary of AAC, provides certain healthcare and life insurance benefits for former employees of L.G. Balfour Company, Inc. (“CBI Plan”). Certain hourly employees of Taylor Publishing Company (“Taylor”), a wholly owned subsidiary of AAC, are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI Plan and TPC Plan are based primarily on the employees’ years of service and compensation near retirement. The CBI Plan was frozen to new entrants effective January 1991. Effective September 2009, the TPC Plan was amended to cease future benefit accruals and to fully vest any accrued pension benefits not fully vested as of September 30, 2009.   The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.  The Company uses a measurement date as of the end of its fiscal year for both plans.

The net periodic postretirement benefit income includes the following components:

	For the three months ended
	February 27, 2010		February 28, 2009
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Service costs, benefits attributed to service during the period	$3	$-	$18	$-
Interest cost	211	17	220	22
Expected return on assets	(227)	-	(265)	-
Amortization of unrecognized net loss (gain)	21	(71)	(6)	(75)
Amortization of unrecognized net prior service credits	-	(37)	-	(37)
Net periodic postretirement benefit cost (income)	$8	$(91)	$(33)	$(90)

	For the six months ended
	February 27, 2010		February 28, 2009
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Service costs, benefits attributed to service during the period	$6	$-	$36	$-
Interest cost	422	34	439	45
Expected return on assets	(454)	-	(529)	-
Amortization of unrecognized net loss (gain)	42	(142)	(12)	(151)
Amortization of unrecognized net prior service credits	-	(74)	-	(74)
Net periodic postretirement benefit cost (income)	$16	$(182)	$(66)	$(180)

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

Amounts recognized in other comprehensive income consist of:

	February 27, 2010		August 29, 2009
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Net actuarial loss (gain)	$2,696	$(1,765)	$2,738	$(1,907)
Prior service cost	-	(483)	-	(557)
Total	$2,696	$(2,248)	$2,738	$(2,464)

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

9. Income Taxes

As part of the process of preparing consolidated financial statements, the Company assesses the likelihood that its deferred income tax assets will be recovered through future taxable income.  To the extent that recovery is not likely, a valuation allowance is established.  Based on this assessment, the Company has not recorded a valuation allowance as of February 27, 2010 or August 29, 2009.  In the event that actual results differ from these estimates or adjustments are made to these estimates in future periods, a valuation allowance may need to be established.

10. Related-Party Transactions

On March 25, 2004, AAC entered into a management agreement with Fenway Partners Inc. (now Fenway Partners LLC) pursuant to which AAC, among other things, agreed to pay an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement) and certain additional fees in connection with significant transactions. Amounts expensed by the Company under the management agreement related to the annual fee totaled $0.9 million and $1.7 million for the three and six months ended February 27, 2010 and February 28, 2009, respectively.

Under the provisions of the management agreement, Fenway Partners LLC can, at its discretion, charge AAC for services related to any significant transaction, as defined in the agreement.  In December 2009, Fenway Partners LLC charged AAC a management fee of $1.5 million, which is included in selling, general and administrative expenses for the six months ended February 27, 2010. Additionally, AAC funded a $1.0 million payment to Fenway Partners LLC on behalf of AAIH.  This payment was accounted for as a capital distribution by AAC to Intermediate Holdings to AAIH and is reflected as a reduction of accumulated earnings to the extent that it exists, and then to additional (distributions in excess of) paid-in capital.

As of February 27, 2010 and August 29, 2009, the Company had prepaid annual fees under the management agreement of approximately $0.2 million.

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

	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Three Months Ended February 27, 2010
Net sales	$27,384	$2,168	$15,339	$7,856	$52,747
Segment operating income (loss)	3,246	(5,622)	2,725	338	687

Three Months Ended February 28, 2009
Net sales	$29,182	$1,698	$15,765	$9,469	$56,114
Segment operating income (loss)	1,731	(4,886)	3,103	29	(23)

Six Months Ended February 27, 2010
Net sales	$57,589	$11,344	$18,509	$13,291	$100,733
Segment operating income (loss)	6,914	(9,113)	1,101	(503)	(1,601)

Six Months Ended February 28, 2009
Net sales	$59,806	$10,074	$19,075	$16,372	$105,327
Segment operating income (loss)	4,932	(8,606)	1,983	(659)	(2,350)

	Intermediate Holdings
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Segment assets
February 27, 2010	$175,389	$145,726	$58,318	$41,854	$421,287
August 29, 2009	170,381	148,242	51,041	38,871	408,535

	AAC
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Segment assets
February 27, 2010	$171,859	$142,746	$57,324	$40,945	$412,874
August 29, 2009	168,325	146,537	50,489	38,272	403,623

12. Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its condensed consolidated financial statements.

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

Although management believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, we can give no assurance that these expectations will be achieved. Any change in or adverse development, including the following factors, may impact the achievement of results in or accuracy of forward-looking statements:

•	the price of gold and precious, semiprecious and synthetic stones;
•	our access to students and consumers in schools;
•	the seasonality of our business;
•	regulatory and accounting rules;
•	our relationship with our independent sales representatives;
•	fashion and demographic trends;
•	general economic, business, and market trends and events, especially during peak buying seasons for our products;
•	our ability to respond to customer change orders and delivery schedules;
•	development and operating costs;
•	competitive pricing changes;
•	successful completion of management initiatives designed to achieve operating efficiencies;
•	our ability to maintain our existing complex information systems or implement new systems;
•	our cash flows; and
•	our ability to draw down funds under current bank financings and to enter into new bank financings.

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

We face competition for most of our principal products.  While the class ring, graduation products and yearbook markets were once highly concentrated and consisted primarily of a few large national manufacturers (of which we were one), advances in technology and the emergence of international manufacturing have significantly lowered the costs of entry.  Additionally, traditional yearbook and graduation products businesses now face considerable competition from regional and local printers and internet-based purveyors of yearbook and alternative web-based virtual products.  Competition from alternative sales channels is robust in virtually all market categories.

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

On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into AAC, with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. The merger was financed by a cash equity investment by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under AAC’s senior secured credit facility and the issuance of AAC’s 8.25% senior subordinated notes due 2012.  In November 2004, AAC Holding Corp. underwent a recapitalization transaction pursuant to which its stockholders exchanged their shares of AAC Holding Corp. common stock for shares of Intermediate Holdings’ common stock and, as a result, AAC Holding Corp. became a wholly owned subsidiary of Intermediate Holdings.

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

Critical Accounting Policies

As of February 27, 2010, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Reports on Form 10-K for the year ended August 29, 2009.  The policies disclosed included allowance for product returns, allowance for doubtful accounts and reserve on independent sales representative advances, goodwill and other intangible assets, long-lived tangible and intangible assets with definite lives, revenue recognition and income taxes.

Results of Operations

Three Months Ended February 27, 2010 Compared to Three Months Ended February 28, 2009

The following tables set forth selected information for Intermediate Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	Intermediate Holdings
($ in millions)	Three Months Ended February 27, 2010	% of Net Sales	Three Months Ended February 28, 2009	% of Net Sales	Increase/ (Decrease)

Net sales	$52.7	100.0%	$56.1	100.0%	$(3.4)
Cost of sales	23.4	44.4%	25.1	44.7%	(1.7)
Gross profit	29.3	55.6%	31.0	55.3%	(1.7)
Selling, general and administrative expenses	28.6	54.3%	31.0	55.3%	(2.4)
Operating income (loss)	0.7	1.3%	-	-%	0.7
Interest expense, net	7.7	14.6%	7.4	13.2%	0.3
Loss before income taxes	(7.0)	(13.3)%	(7.4)	(13.2)%	0.4
Benefit for income taxes	(3.2)	(6.1)%	(3.3)	(5.9)%	0.1
Net loss	$(3.8)	(7.2)%	$(4.1)	(7.3)%	$0.3

	AAC
($ in millions)	Three Months Ended February 27, 2010	% of Net Sales	Three Months Ended February 28, 2009	% of Net Sales	Increase/ (Decrease)

Net sales	$52.7	100.0%	$56.1	100.0%	$(3.4)
Cost of sales	23.4	44.4%	25.1	44.7%	(1.7)
Gross profit	29.3	55.6%	31.0	55.3%	(1.7)
Selling, general and administrative expenses	28.6	54.3%	31.0	55.3%	(2.4)
Operating income (loss)	0.7	1.3%	-	-%	0.7
Interest expense, net	4.2	8.0%	3.9	7.0%	0.3
Loss before income taxes	(3.5)	(6.7)%	(3.9)	(7.0)%	0.4
Benefit for income taxes	(1.4)	(2.7)%	(1.5)	(2.7)%	0.1
Net loss	$(2.1)	(4.0)%	$(2.4)	(4.3)%	$0.3

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $3.4 million, or 6%, to $52.7 million for the three months ended February 27, 2010 from $56.1 million for the three months ended February 28, 2009. The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales decreased $1.8 million to $27.4 million for the three months ended February 27, 2010 from $29.2 million for the three months ended February 28, 2009.  The decrease in net sales in class ring sales was primarily a result of lower sales volumes of high school class rings and change in product mix from gold to other metals with lower selling prices due to softness in the economy, offset by increased sales volumes of college class rings and higher selling prices as a result of higher gold costs.

Yearbooks. Net sales increased $0.5 million to $2.2 million for the three months ended February 27, 2010 from $1.7 million for the three months ended February 28, 2009. The increase in net sales was primarily the result of an increase in the average contract value from the second quarter of fiscal 2009 due to contract mix.

Graduation Products. Net sales decreased $0.5 million to $15.3 million for the three months ended February 27, 2010 from $15.8 million for the three months ended February 28, 2009.  The decrease is primarily due to lower volume due to the soft economy and competition from on-line channels.

Other. Net sales decreased $1.7 million to $7.8 million for the three months ended February 27, 2010 from $9.5 million for the three months ended February 28, 2009. The decrease in net sales was primarily related to a decrease in professional championship rings and to the softness of the economy impacting sales of commercial printing products, personalized family jewelry and affinity jewelry.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 55.6% for the three months ended February 27, 2010, a 0.3 percentage point increase from 55.3% for the three months ended February 28, 2009. The improvement in gross margin from the three months ended February 28, 2009 is primarily a result of savings from productivity and cost reduction measures, partially offset by higher gold costs.  Overall, gross profit decreased $1.7 million compared with the three months ended February 28, 2009 as a result of lower sales and higher gold costs, partially offset by savings from productivity and cost reduction measures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for Intermediate Holdings and AAC decreased $2.4 million, or 8%, to $28.6 million for the three months ended February 27, 2010 from $31.0 million for the three months ended February 28, 2009. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

Selling and marketing expenses decreased $2.3 million to $18.5 million, or 35% of net sales, for the three months ended February 27, 2010 from $20.8 million or 37% of net sales, for the three months ended February 28, 2009 due to decreased marketing expenditures and decreased commissions.

General and administrative expenses decreased $0.1 million to $10.1 million, or 19% of net sales, for the three months ended February 27, 2010 from $10.2 million, or 18% of net sales, for the three months ended February 28, 2009.

Operating Income (Loss).  As a result of the foregoing, operating income was $0.7 million, or 1% of net sales, for the three months ended February 27, 2010 as compared with $0.0 million or less than 0.1% of net sales, for the three months ended February 28, 2009.

The class rings segment reported operating income of $3.3 million for the three months ended February 27, 2010 as compared with operating income of $1.7 million for the three months ended February 28, 2009. The yearbooks segment reported operating loss of $5.6 million for the three months ended February 27, 2010 as compared with operating loss of $4.9 million for the three months ended February 28, 2009. The graduation products segment reported operating income of $2.7 million for the three months ended February 27, 2010 as compared with operating income of $3.1 million for the three months ended February 28, 2009. The other segment reported operating income of $0.3 million for the three months ended February 27, 2010 as compared with $0.0 million for the three months ended February 28, 2009.

Interest Expense, Net. For Intermediate Holdings, net interest expense was $7.7 million for the three months ended February 27, 2010 and $7.4 million for the three months ended February 28, 2009. The average debt outstanding of Intermediate Holdings for the three months ended February 27, 2010 and the three months ended February 28, 2009 was $317 million and $341 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the three months ended February 27, 2010 and the three months ended February 28, 2009 was 9.0% and 8.4%, respectively.

For AAC, net interest expense was $4.2 million for the three months ended February 27, 2010 and $3.9 million for the three months ended February 28, 2009. The average debt outstanding of AAC for the three months ended February 27, 2010 and the three months ended February 28, 2009 was $185 million and $209 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended February 27, 2010 and the three months ended February 28, 2009 was 8.0% and 7.0%, respectively.

Benefit for Income Taxes. For the three months ended February 27, 2010 and February 28, 2009, Intermediate Holdings recorded an income tax benefit of $3.2 million and $3.3 million, respectively, which represents an effective tax rate of 46% and 45%, respectively. The effective tax rate varies from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt. Intermediate Holdings’ effective rates for the three months ended February 27, 2010 and February 28, 2009 represent an estimate of the annual federal and state income tax rate.

For the three months ended February 27, 2010 and February 28, 2009, AAC recorded an income tax benefit of $1.4 million and $1.5 million, respectively, which represents an effective tax rate of 39% and 38%, respectively.  The effective tax rate varies from the statutory federal rate due to the impact of state income taxes. AAC’s effective rates for the three months ended February 27, 2010 and February 28, 2009 represent an estimate of the annual federal and state income tax rate.

Six Months Ended February 27, 2010 Compared to Six Months Ended February 28, 2009

The following tables set forth selected information Intermediate Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	Intermediate Holdings
($ in millions)	Six Months Ended February 27, 2010	% of Net Sales	Six Months Ended February 28, 2009	% of Net Sales	Increase/ (Decrease)

Net sales	$100.7	100.0%	$105.3	100.0%	$(4.6)
Cost of sales	46.9	46.6%	50.1	47.6%	(3.2)
Gross profit	53.8	53.4%	55.2	52.4%	(1.4)
Selling, general and administrative expenses	55.4	55.0%	57.5	54.6%	(2.1)
Operating income (loss)	(1.6)	(1.6)%	(2.3)	(2.2)%	0.7
Interest expense, net	15.6	15.5%	15.3	14.5%	0.3
Loss before income taxes	(17.2)	(17.1)%	(17.6)	(16.7)%	0.4
Benefit for income taxes	(7.7)	(7.6)%	(7.6)	(7.2)%	(0.1)
Net loss	$(9.5)	(9.4)%	$(10.0)	(9.5)%	$0.5

	AAC
($ in millions)	Six Months Ended February 27, 2010	% of Net Sales	Six Months Ended February 28, 2009	% of Net Sales	Increase/ (Decrease)

Net sales	$100.7	100.0%	$105.3	100.0%	$(4.6)
Cost of sales	46.9	46.6%	50.1	47.6%	(3.2)
Gross profit	53.8	53.4%	55.2	52.4%	(1.4)
Selling, general and administrative expenses	55.4	55.0%	57.5	54.6%	(2.1)
Operating income (loss)	(1.6)	(1.6)%	(2.3)	(2.2)%	0.7
Interest expense, net	8.6	8.5%	8.4	8.0%	0.2
Loss before income taxes	(10.2)	(10.1)%	(10.7)	(10.2)%	0.5
Benefit for income taxes	(4.0)	(4.0)%	(4.1)	(3.9)%	0.1
Net loss	$(6.2)	(6.1)%	$(6.6)	(6.3)%	$0.4

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $4.6 million, or 4%, to $100.7 million for the six months ended February 27, 2010 from $105.3 million for the six months ended February 28, 2009. The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales decreased $2.2 million to $57.6 million for the six months ended February 27, 2010 from $59.8 million for the six months ended February 28, 2009. The decrease in net sales in class ring sales was primarily a result of lower sales volumes of high school class rings and change in product mix from gold to other metals with lower selling prices due to softness in the economy, offset by increased sales of college class rings due in part to timing of sales from the fourth quarter of fiscal 2009 to the first quarter of fiscal 2010 and higher selling prices as a result of higher gold costs.

Yearbooks. Net sales increased $1.2 million to $11.3 million for the six months ended February 27, 2010 from $10.1 million for the six months ended February 28, 2009. The increase in net sales was primarily the result of timing of shipments between the fourth quarter of 2009 and the first quarter of 2010 and between the fourth quarter of 2008 and the first quarter of 2009.  This increase was partially offset by a decrease in the average contract value from the six months ended February 28, 2009.

Graduation Products. Net sales decreased $0.6 million to $18.5 million for the six months ended February 27, 2010 from $19.1 million for the six months ended February 28, 2009. The decrease is primarily due to lower volume and product mix due to the soft economy and competition from on-line channels.

Other. Net sales decreased $3.1 million to $13.3 million for the six months ended February 27, 2010 from $16.4 million for the six months ended February 28, 2009.  The decrease in net sales was primarily related to a decrease in professional championship rings and to the softness in the economy impacting sales of commercial printing products, personalized family jewelry and affinity jewelry.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 53.4% for the six months ended February 27, 2010, a 1.0 percentage point increase from 52.4% for the six months ended February 28, 2009. The improvement in gross margin from the three months ended February 28, 2009 is primarily a result of savings from productivity and cost reduction measures, partially offset by higher gold costs.  Overall, gross profit decreased $1.4 million primarily as a result of lower sales and higher gold costs, partially offset by savings from productivity and cost reduction measures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.1 million, or 4%, to $55.4 million for the six months ended February 27, 2010 from $57.5 million for the six months ended February 28, 2009. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

Selling and marketing expenses decreased $2.7 million to $34.8 million or 35% of net sales, for the six months ended February 27, 2010 from $37.5 million or 36% of net sales, for the six months ended February 28, 2009 due to decreased marketing expenditures and lower commissions.

General and administrative expenses increased $0.6 million to $20.6 million, or 20% of net sales for the six months ended February 27, 2010 from $20.0 million, or 19% of net sales, for the six months ended February 28, 2009. The increase in general and administrative expenses was due to a $1.5 million management fee incurred during the first quarter of fiscal 2010, partially offset by decreases in professional fees, consulting fees and employee costs.

Operating Loss.  As a result of the foregoing, operating loss was $1.6 million, or 2% of net sales, for the six months ended February 27, 2010 as compared with operating loss of $2.3 million, or 2% of net sales, for the six months ended February 28, 2009.

The class rings segment reported operating income of $6.9 million for the six months ended February 27, 2010 as compared with operating income of $4.9 million for the six months ended February 28, 2009. The yearbooks segment reported operating loss of $9.1 million for the six months ended February 27, 2010 as compared with operating loss of $8.6 million for the six months ended February 28, 2009. The graduation products segment reported operating income of $1.1 million for the six months ended February 27, 2010 as compared with operating income of $2.0 million for the six months ended February 28, 2009. The other segment reported an operating loss of $0.5 million for the six months ended February 27, 2010 as compared with operating loss of $0.6 million for the six months ended February 28, 2009.

Interest Expense, Net. For Intermediate Holdings, net interest expense was $15.6 million for the six months ended February 27, 2010 and $15.3 million for the six months ended February 28, 2009. The average debt outstanding of Intermediate Holdings for the six months ended February 27, 2010 and the six months ended February 28, 2009 was $323 million and $350 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the six months ended February 27, 2010 and the six months ended February 28, 2009 was 8.9% and 8.4%, respectively.

For AAC, net interest expense was $8.6 million for the six months ended February 27, 2010 and $8.4 million for the six months ended February 28, 2009. The average debt outstanding of AAC for the six months ended February 27, 2010 and the six months ended February 28, 2009 was $191 million and $218 million, respectively. The weighted average interest rate on debt outstanding of AAC for the six months ended February 27, 2010 and the six months ended February 28, 2009 was 8.0% and 7.2%, respectively.

Benefit for Income Taxes. For the six months ended February 27, 2010 and February 28, 2009, Intermediate Holdings recorded an income tax benefit of $7.7 million and $7.6 million, respectively, which represents an effective tax rate of 45% and 43%, respectively. The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt. Intermediate Holdings’ effective rates for the six months ended February 27, 2010 and February 28, 2009 represent an estimate of the annual federal and state income tax rate.

For the six months ended February 27, 2010 and February 28, 2009, AAC recorded an income tax benefit of $4.0 million and $4.1 million, respectively, which represents an effective tax rate of 39% and 38%, respectively.  The effective tax rates vary from the statutory federal rate due to the impact of state income taxes. AAC’s effective rates for the six months ended February 27, 2010 and February 28, 2009 represent an estimate of the annual federal and state income tax rate.

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Operating activities for AAC provided $31.9 million of cash for the six months ended February 27, 2010 compared to cash provided of $40.3 million for the six months ended February 28, 2009. The $8.4 million decrease in cash provided by operating activities was mainly attributable to a higher use of working capital in the first six months of fiscal year 2010.

Operating activities for Intermediate Holdings provided $25.1 million of cash for the six months ended February 27, 2010 compared to cash provided of $40.9 million for the six months ended February 28, 2009.  In addition to the items impacting cash flow from operating activities of AAC, cash provided by operating activities for the six months ended February 27, 2010 for Intermediate Holdings was further impacted by a $6.7 million cash interest payment related to the 10.25% senior discount notes.

During the six months ended February 27, 2010 and the six months ended February 28, 2009, cash was used to make interest payments of $6.2 million on the 8.25% senior subordinated notes.

During the six months ended February 27, 2010, cash was used to make an interest payment of $6.7 million on the 10.25% senior discount notes.  During the six months ended February 28, 2009, no interest payments were made on the 10.25% senior discount notes due to the fact that interest accrued in the form of an increase in the accreted value of the notes through October 1, 2009.

Investing Activities.  Capital expenditures for the six months ended February 27, 2010 were $2.3 million compared to capital expenditures of $3.1 million for the six months ended February 28, 2009. Our projected capital expenditures for fiscal year 2010 are expected to be approximately $9.0 million.

Financing Activities.   During the six months ended February 27, 2010, cash was used to pay down $17.0 million of the term loan, of which $2.0 million were mandatory payments.  We also made a discretionary payment of $5.0 million in March 2010.  During the six months ended February 27, 2010, AAC paid $6.7 million related to an interest payment on the 10.25% senior discount notes of Intermediate Holdings which is reflected as a cash distribution to Intermediate Holdings.  Additionally, AAC funded a $1.0 million payment to Fenway Partners LLC on behalf of AAIH, which is reflected as a capital distribution by AAC to Intermediate Holdings to AAIH.  During the six months ended February 28, 2009, cash was used to pay down $28.5 million of the term loan, of which $2.5 million were mandatory payments

Debt Arrangements

We have a significant amount of indebtedness. On February 27, 2010, Intermediate Holdings had total indebtedness of $311.3 million, of which $131.5 million was 10.25% senior discount notes, $150.0 million was 8.25% senior subordinated notes and $29.8 million was indebtedness under the existing senior secured credit facility. As of February 27, 2010, we also have up to $23.1 million in available revolving loan borrowings under our senior secured credit facility. We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.

Senior Secured Credit Facility.  On March 25, 2004, AAC entered into a senior credit facility, which was subsequently amended on August 17, 2006 and May 20, 2009 (as amended, our “Amended Senior Credit Facility”).  The term loan of the Amended Senior Credit Facility is due in March 2011. Quarterly payments of $0.7 million are required through February 28, 2011. The term loan of the Amended Senior Credit Facility has an interest rate based upon the higher of 3.0% or the base rate, which is derived from the Prime Rate or Federal Funds Effective Rate as defined in the credit agreement, or the higher of 2.0% or London Interbank Offered Rate (“LIBOR”) depending on the type of loan AAC chooses, plus an applicable margin based on a calculated leverage ratio as defined in the agreement. The interest rate on the term loan of the Amended Senior Credit Facility was 6.25% at February 27, 2010.

The revolving credit facility that is part of the Amended Senior Credit Facility matures in March 2011. Availability under the revolving credit facility is restricted to a total revolving commitment of $25.0 million as defined in the credit agreement governing the Amended Senior Credit Facility. Advances under the revolving credit facility may be made as base rate loans or LIBOR loans at AAC’s election. Interest rates on base rate loans are based upon the higher of 3.0% or the base rate, which is derived from the Prime Rate or Federal Funds Effective Rate as defined in the credit agreement, plus an applicable margin based on a leverage ratio as defined in the agreement.  Interest rates on LIBOR loans are based upon the higher of 2.0% or LIBOR plus an applicable margin based on a leverage ratio as defined in the agreement.  Availability under the revolving credit facility as of February 27, 2010 was approximately $23.1 million with $1.9 million in letters of credit outstanding.

8.25% Senior Subordinated Notes.  On March 25, 2004, AAC issued the 8.25% senior subordinated notes pursuant to an indenture.  $150.0 million of the 8.25% senior subordinated notes was outstanding on February 27, 2010.  AAC is required to pay cash interest on the 8.25% senior subordinated notes semi-annually in arrears on April 1 and October 1 of each year.  The 8.25% senior subordinated notes have no scheduled amortization and mature on April 1, 2012. The 8.25% senior subordinated notes are guaranteed by AAC’s existing and future domestic subsidiaries.

10.25% Senior Discount Notes.  On November 16, 2004, Intermediate Holdings issued the 10.25% senior discount notes pursuant to an indenture.  $131.5 million of the 10.25% senior discount notes was outstanding on February 27, 2010.  Interest accrued on the 10.25% senior discount notes in the form of an increase in the accreted value of the notes through October 1, 2008. Thereafter, cash interest on the 10.25% senior discount notes accrues and is payable semiannually in arrears on April 1 and October 1 of each year, at a rate of 10.25% per annum.  An interest payment of $6.7 million was made on October 1, 2009.  This payment was funded by AAC and was accounted for as a capital distribution and reflected as a reduction of AAC’s accumulated earnings. Interest payments due in the next twelve months are also expected to be funded by AAC.  The 10.25% senior discount notes have no scheduled amortization and mature on October 1, 2012.  The 10.25% senior discount notes are solely obligations of Intermediate Holdings and are not guaranteed by any of its subsidiaries, including AAC.

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

Notes and Preferred Stock of the Parent Companies

On February 27, 2010, American Achievement Intermediate Holding Corp. (“AAIH”), the direct parent company of Intermediate Holdings, had $15.7 million of series A preferred stock outstanding. The holders of the series A preferred stock of AAIH are entitled to receive cumulative dividends at a rate of 25% per annum, when, as and if declared by its board of directors. AAIH is obligated to redeem its series A preferred stock upon the occurrence of certain events of default, in the event of a change of control or upon an adjusted EBITDA shortfall event, as such terms are defined in AAIH’s certificate of incorporation. Accumulated undeclared dividends of AAIH’s series A preferred stock at February 27, 2010 totaled $0.6 million.

On February 27, 2010, American Achievement Group Holding Corp. (“Parent Holdings”), the indirect parent company of Intermediate Holdings, had indebtedness in addition to the indebtedness at Intermediate Holdings and AAC of $59.3 million, of which $51.8 million consisted of senior PIK notes due October 1, 2012 (“Parent Holdings Notes”) and $7.5 million consisted of mandatory redeemable series A preferred stock. Interest accrues on the Parent Holdings Notes at 16.75% per annum.  Through April 2011, interest on the Parent Holdings Notes is payable in the form of additional notes semi-annually in arrears on April 1 and October 1 of each year.  On October 1, 2011 and thereafter, interest on the Parent Holdings Notes will be payable in cash semi-annually in arrears on April 1 and October 1 of each year.  The Parent Holdings Notes mature on October 1, 2012.  At maturity, Parent Holdings is required to repay the notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest through the maturity date.  The Parent Holdings Notes are American Achievement Group Holding Corp.’s unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness.

The holders of the mandatory redeemable series A preferred stock of Parent Holdings are entitled to receive cumulative dividends at a rate of 14% per annum, when, as and if declared by its board of directors.  Additionally, the redemption obligation for the mandatory redeemable series A preferred stock of Parent Holdings matures in January 2013.  Accumulated undeclared dividends of Parent Holdings’ series A preferred stock at February 27, 2010 totaled $5.7 million.

Although the series A preferred stock of AAIH, the Parent Holdings Notes and mandatory redeemable series A preferred stock of Parent Holdings are not obligations of the Company, if Parent Holdings is unable to refinance its obligations to pay interest in cash on the Parent Holdings Notes and to repay the Parent Holdings Notes upon maturity or redeem the shares of series A preferred stock, we expect or Parent Holdings to rely on AAC to fund such obligations as they become due.  No assurances can be made that such funding will be available, however, and if AAC is not permitted to make cash distributions to Parent Holdings to pay such interest, Parent Holdings will be required to raise additional proceeds through equity or debt financings in order to fund such obligations.  Such financing may not be available on acceptable terms, if at all.  Currently, the terms of the Amended Senior Credit Facility, the 8.25% senior subordinated notes and the 10.25% senior discount notes place certain limitations on the ability of AAC to distribute cash to AAIH or to Parent Holdings.  Under the terms of the Amended Senior Credit Facility, AAC may make payments to its parent companies up to an aggregate amount of $15.0 million to repay, redeem or repurchase of indebtedness of Intermediate Holdings or Parent Holdings, of which amount $9.3 million has been paid as of February 27, 2010.

Off Balance-Sheet Obligations

Letters of Credit.  As of February 27, 2010 and August 29, 2009, we had commitments for $1.9 million and $2.0 million letters of credit outstanding, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have exposure to market risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments.  The Amended Senior Credit Facility (revolver and term loan) is a variable rate arrangement. The Second Amendment to the Amended Senior Credit Facility provides that the Eurodollar rate used in determining our interest rate shall not be less than 2.0%.  Because current market rates are significantly below this threshold, our exposure to market rate risk is limited at this time.  However, should market rates increase, each quarter point above the 2% threshold would result in a $0.1 million change in annual interest expense, assuming the entire revolving loan was drawn.

Currency Exchange Rate Risk. We purchase the majority of our precious, semi-precious and synthetic stones from a single supplier in Germany. The prices for these products may be impacted by fluctuations in the Euro exchange rate. Each ten percent change in the Euro exchange rate would result in a $0.5 million annual change in cost of goods sold, assuming stone purchase levels approximate the levels of fiscal 2009.

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

Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting during the quarter ended February 27, 2010 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: April 9, 2010

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DONALD J. PERCENTI
Donald J. Percenti
CHIEF EXECUTIVE OFFICER
(principal executive officer)

By:	/s/ KRIS G. RADHAKRISHNAN
Kris G. Radhakrishnan
CHIEF FINANCIAL OFFICER
(principal financial officer)