Form 10-Q
period 2010-05-29
AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2010-07-09
CIK 1168468, 1311835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 29, 2010

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

Number of shares outstanding of AAC Group Holding Corp. as of June 30, 2010: 100 shares of common stock.
Number of shares of American Achievement Corporation outstanding as of June 30, 2010: 100 shares of common stock.

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

FOR THE QUARTERLY PERIOD ENDED MAY 29, 2010

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

AAC GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(unaudited)

	Intermediate Holdings
	May 29, 2010	August 29, 2009
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$15,218	$12,403
Accounts receivable, net of allowances	70,029	32,267
Inventories	20,106	24,704
Deferred tax assets	3,449	10,167
Prepaid expenses and other current assets, net	13,017	14,574
Total current assets	121,819	94,115

Property, plant and equipment, net	50,489	56,526
Goodwill	158,608	158,608
Other intangible assets, net	79,215	86,752
Other assets, net	11,621	12,534
Total assets	$421,752	$408,535

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Book overdraft	$110	$1,391
Accounts payable	10,740	8,490
Customer deposits	25,777	7,743
Accrued expenses	30,947	13,617
Deferred revenue	1,159	2,710
Accrued interest	4,631	11,379
Current portion of long-term debt	24,088	4,000
Total current liabilities	97,452	49,330

Long-term debt, net of current portion	281,500	324,253
Deferred tax liabilities	31,801	33,816
Other long-term liabilities	5,891	5,954
Total liabilities	416,644	413,353

Commitments and contingencies (Note 6)

Stockholder's equity (deficit):
Common stock	-	-
Distributions in excess of paid-in capital	(5,648)	(4,648)
Accumulated earnings	11,086	-
Accumulated other comprehensive loss	(330)	(170)
Total stockholder's equity (deficit)	5,108	(4,818)

Total liabilities and stockholder's equity (deficit)	$421,752	$408,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	AAC
	May 29, 2010	August 29, 2009
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$14,651	$11,836
Accounts receivable, net of allowances	70,029	32,267
Inventories	20,106	24,704
Deferred tax assets	3,449	7,193
Prepaid expenses and other current assets, net	13,017	14,574
Total current assets	121,252	90,574

Property, plant and equipment, net	50,489	56,526
Goodwill	158,608	158,608
Other intangible assets, net	79,215	86,752
Other assets, net	10,584	11,163
Total assets	$420,148	$403,623

LIABILITIES AND STOCKHOLDER'S EQUITY
Book overdraft	$110	$1,391
Accounts payable	10,740	8,490
Customer deposits	25,777	7,743
Accrued expenses	36,205	13,740
Deferred revenue	1,159	2,710
Accrued interest	2,385	5,763
Current portion of long-term debt	24,088	4,000
Total current liabilities	100,464	43,837

Long-term debt, net of current portion	150,000	192,753
Deferred tax liabilities	49,852	50,920
Other long-term liabilities	5,858	5,921
Total liabilities	306,174	293,431

Commitments and contingencies (Note 6)

Stockholder's equity:
Common stock	-	-
Additional paid-in capital	82,055	82,055
Accumulated earnings	32,249	28,307
Accumulated other comprehensive loss	(330)	(170)
Total stockholder's equity	113,974	110,192

Total liabilities and stockholder's equity	$420,148	$403,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(unaudited)

	Intermediate Holdings
	For the three months ended		For the nine months ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
	(Dollars in thousands)		(Dollars in thousands)

Net sales	$145,262	$144,842	$245,995	$250,169
Cost of sales	55,129	55,353	102,101	105,511
Gross profit	90,133	89,489	143,894	144,658
Selling, general and administrative expenses	45,501	44,256	100,863	101,775
Operating income	44,632	45,233	43,031	42,883
Interest expense, net	7,658	7,497	23,233	22,783
Income before income taxes	36,974	37,736	19,798	20,100
Provision for income taxes	16,399	16,574	8,712	8,936
Net income	$20,575	$21,162	$11,086	$11,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	AAC
	For the three months ended		For the nine months ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
	(Dollars in thousands)		(Dollars in thousands)

Net sales	$145,262	$144,842	$245,995	$250,169
Cost of sales	55,129	55,353	102,101	105,511
Gross profit	90,133	89,489	143,894	144,658
Selling, general and administrative expenses	45,501	44,256	100,863	101,775
Operating income	44,632	45,233	43,031	42,883
Interest expense, net	4,179	4,022	12,789	12,390
Income before income taxes	40,453	41,211	30,242	30,493
Provision for income taxes	15,785	15,969	11,822	11,849
Net income	$24,668	$25,242	$18,420	$18,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Intermediate Holdings
	For the nine months ended
	May 29, 2010	May 30, 2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$11,086	$11,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,002	19,189
Deferred income taxes	4,803	7,493
Amortization of deferred financing fees	2,061	1,502
Accretion of interest on 10.25% senior discount notes	-	1,079
Allowance for doubtful accounts	970	234
Changes in assets and liabilities:
Accounts receivable	(38,732)	(38,962)
Inventories	4,615	9,154
Prepaid expenses and other current assets, net	1,557	6,174
Other assets, net	410	(1,591)
Customer deposits	18,034	17,783
Deferred revenue	(1,551)	(2,030)
Accounts payable, accrued expenses, accrued interest and other long-term liabilities	12,316	8,346
Net cash provided by operating activities	33,571	39,535
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,570)	(4,311)
Business acquisition, purchase price adjustment	(83)	(83)
Net cash used in investing activities	(3,653)	(4,394)
Cash flows from financing activities:
Payments on revolving credit facility	(5,000)	(6,000)
Proceeds from revolving credit facility	5,000	6,000
Payments on term loan	(22,665)	(28,608)
Deferred financing fees	(2,157)	(1,396)
Distribution to AAIH	(1,000)	-
Contribution of capital	-	400
Change in book overdraft	(1,281)	49
Net cash used in financing activities	(27,103)	(29,555)
Net increase in cash and cash equivalents	$2,815	$5,586
Cash and cash equivalents, beginning of period	12,403	9,746
Cash and cash equivalents, end of period	$15,218	$15,332

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28,072	$21,575
Income taxes, net of refunds	$794	$945

Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$391	$286
Increase in goodwill for purchase price adjustment included in other long-term liabilities	$-	$167
Non-cash distribution of net operating loss deferred tax asset to Parent Holdings	$-	$27,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	AAC
	For the nine months ended
	May 29, 2010	May 30, 2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$18,420	$18,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,002	19,189
Deferred income taxes	2,776	10,275
Amortization of deferred financing fees	1,727	1,168
Allowance for doubtful accounts	970	234
Changes in assets and liabilities:
Accounts receivable	(38,732)	(38,962)
Inventories	4,615	9,154
Prepaid expenses and other current assets, net	1,557	5,618
Other assets, net	410	(1,591)
Customer deposits	18,034	17,783
Deferred revenue	(1,551)	(2,030)
Accounts payable, accrued expenses, accrued interest and other long-term liabilities	20,821	6,236
Net cash provided by operating activities	47,049	45,718
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,570)	(4,311)
Business acquisition, purchase price adjustment	(83)	(83)
Net cash used in investing activities	(3,653)	(4,394)
Cash flows from financing activities:
Payments on revolving credit facility	(5,000)	(6,000)
Proceeds from revolving credit facility	5,000	6,000
Payments on term loan	(22,665)	(28,608)
Deferred financing fees	(2,157)	(1,396)
Distribution to Intermediate Holdings	(14,478)	(6,739)
Contribution of capital	-	400
Change in book overdraft	(1,281)	49
Net cash used in financing activities	(40,581)	(36,294)
Net increase in cash and cash equivalents	$2,815	$5,030
Cash and cash equivalents, beginning of period	11,836	9,735
Cash and cash equivalents, end of period	$14,651	$14,765

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,594	$14,836
Income taxes, net of refunds	$794	$945

Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$391	$286
Increase in goodwill for purchase price adjustment included in other long-term liabilities	$-	$167
Non-cash distribution of net operating loss deferred tax asset to Intermediate Holdings	$-	$27,556

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

Description of Business

The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school, college, junior high school and elementary school markets and of recognition products, such as letter jackets, and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company markets its products and services primarily in the United States and operates in four reporting segments: class rings, yearbooks, graduation products and other. The Company’s corporate office is located in Austin, Texas, and its manufacturing facilities are located in Austin, Dallas, El Paso and Waco, Texas; Louisville, Kentucky; Manhattan, Kansas; and Juarez, Mexico.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the nine months ended May 29, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2010. The interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 29, 2009 included in the Company’s Report on Form 10-K (File No. 333-84294 and 333-121479) filed on November 18, 2009.

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

2. Comprehensive Income

The following amounts were included in determining comprehensive income for the three and nine months ended May 29, 2010 and May 30, 2009.

	For the three months ended		For the nine months ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Intermediate Holdings
Net income	$20,575	$21,162	$11,086	$11,164
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax	(53)	(72)	(160)	(220)
Total comprehensive income	$20,522	$21,090	$10,926	$10,944

	For the three months ended		For the nine months ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
AAC
Net income	$24,668	$25,242	$18,420	$18,644
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax	(53)	(72)	(160)	(220)
Total comprehensive income	$24,615	$25,170	$18,260	$18,424

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

3. Inventories

	May 29, 2010	August 29, 2009
Raw materials	$10,664	$12,858
Work in process	5,078	5,457
Finished goods	5,082	6,722
Less—Reserves	(718)	(333)
Total	$20,106	$24,704

The Company’s cost of sales includes depreciation of $4.1 million and $4.6 million for the three months ended May 29, 2010 and May 30, 2009, respectively, and $7.9 million and $8.7 million for the nine months then ended, respectively.

4. Goodwill and Other Intangible Assets

Goodwill

	May 29, 2010	August 29, 2009
Class Rings	$61,812	$61,812
Yearbooks	60,442	60,442
Graduation Products	22,032	22,032
Other	14,322	14,322
Total	$158,608	$158,608

The gross amount of goodwill is $174.1 million.  As of May 29, 2010, the Company has recorded accumulated impairment charges of $15.5 million, resulting in a net balance of $158.6 million.

Other Intangible Assets

	May 29, 2010
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$36,826	$-	$36,826
Patents	14 to 17 years	7,317	(2,734)	4,583
Customer lists and distribution contracts	3 to 12 years	97,740	(59,934)	37,806

Total		$141,883	$(62,668)	$79,215

	August 29, 2009
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$36,826	$-	$36,826
Patents	14 to 17 years	7,317	(2,400)	4,917
Customer lists and distribution contracts	3 to 12 years	97,740	(52,731)	45,009

Total		$141,883	$(55,131)	$86,752

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

Total amortization on other intangible assets for the three and nine months ended May 29, 2010 and May 30, 2009 was $2.7 million and $8.1 million, respectively, which is recorded as selling, general and administrative expenses. Estimated annual amortization expense is as follows:

Year	Amount
2010	$10,849
2011	10,249
2012	9,816
2013	9,220
2014	5,970
Thereafter	4,422

5. Long-term Debt

	May 29, 2010	August 29, 2009
Intermediate Holdings
10.25% Senior discount notes due October 1, 2012	$131,500	$131,500
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due March 25, 2011	-	-
Term loan due March 25, 2011	24,088	46,753
Total	305,588	328,253
Less current portion of long-term debt	(24,088)	(4,000)
Total long-term debt	$281,500	$324,253

	May 29, 2010	August 29, 2009
AAC
8.25% Senior subordinated notes due April 1, 2012	$150,000	$150,000
Senior secured credit facility:
Revolving credit facility due March 25, 2011	-	-
Term loan due March 25, 2011	24,088	46,753
Total	174,088	196,753
Less current portion of long-term debt	(24,088)	(4,000)
Total long-term debt	$150,000	$192,753

Interest income included in interest expense, net was $0.1 million for the three months ended May 29, 2010 and May 30, 2009 and $0.3 million for the nine months ended May 29, 2010 and May 30, 2009.

Senior Secured Credit Facility

The term loan of the senior secured credit facility (as amended, the “Amended Senior Credit Facility”) is due in March 2011. Quarterly payments of $0.6 million are required through February 28, 2011. The term loan of the Amended Senior Credit Facility has an interest rate based upon the higher of 3.0% or the base rate, which is derived from the Prime Rate or Federal Funds Effective Rate as defined in the credit agreement, or the higher of 2.0% or London Interbank Offered Rate (“LIBOR”) depending on the type of loan AAC chooses, plus an applicable margin based on a calculated leverage ratio as defined in the agreement. The interest rate on the term loan of the Amended Senior Credit Facility was 6.25% at May 29, 2010.  During the nine months ended May 29, 2010 and May 30, 2009, the Company paid down $22.7 million and $28.6 million, respectively, of the term loan of the Amended Senior Credit Facility, of which $2.7 million and $2.6 million, respectively, were mandatory payments.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

The revolving credit facility matures in March 2011. Availability under the revolving credit facility is restricted to a total revolving commitment of $25.0 million as defined in the credit agreement governing the Amended Senior Credit Facility. Availability under the revolving credit facility as of May 29, 2010 was approximately $23.3 million with $1.7 million in letters of credit outstanding.

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

AAC was in compliance with the Amended Senior Credit Facility’s covenants as of May 29, 2010 and August 29, 2009.

10.25% Senior Discount Notes

Interest accrued on the 10.25% senior discount notes in the form of an increase in the accreted value of the notes through October 1, 2008. Thereafter, cash interest accrues and is payable semiannually in arrears on April 1 and October 1 of each year, at a rate of 10.25% per annum.  Interest payments of $13.5 million were funded by AAC during the nine months ended May 29, 2010, and were accounted for as capital distributions from AAC and reflected as a reduction of AAC’s accumulated earnings.

Tender Offer for Outstanding Notes

On May 10, 2010, Parent Holdings, Intermediate Holdings and AAC each commenced a cash tender offer to purchase any and all of the outstanding principal amount of Parent Holdings’ 12.75% senior PIK notes, the 10.25% senior discount notes and the 8.25% senior subordinated notes, which had outstanding principal amounts of $52.6 million, $131.5 million, and $150.0 million, respectively, as of May 29, 2010.  Holders who validly tendered their notes on or prior to July 6, 2010 were to receive consideration equal to $1,063.75 per $1,000 principal amount of 12.75% senior PIK notes, $1,028.13 per $1,000 principal amount of 10.25% senior discount notes and $1,001.25 per $1,000 principal amount of 8.25% senior subordinated notes.  The tender offer was subject to the satisfaction or waiver of certain conditions, including the consummation of a debt financing by AAC on terms and conditions satisfactory to AAC in its sole discretion. See Note 12 for a description of the expiration of the tender offer.

Financing Activities

The Company is exploring various sources of liquidity to ensure financing flexibility, including issuing new debt or refinancing existing debt. In connection with these activities, the Company has incurred $2.2 million in fees as of May 29, 2010.  These fees were recorded as deferred financing fees and are included in other assets in the accompanying condensed consolidated balance sheets.

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

The guidance also establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

•	Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

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

Intermediate Holdings’ long-term debt (including current maturities) at May 29, 2010 had a carrying value of $305.6 million and a fair value of approximately $303.5 million.  AAC’s long-term debt (including current maturities) at May 29, 2010 had a carrying value of $174.1 million and a fair value of approximately $173.3 million.  The fair value is based on current rates available to the Company for debt with the same or similar terms.

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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

The net periodic postretirement benefit income includes the following components:

	For the three months ended
	May 29, 2010		May 30, 2009
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Service costs, benefits attributed to service during the period	$3	$-	$18	$-
Interest cost	211	17	220	23
Expected return on assets	(227)	-	(264)	-
Amortization of unrecognized net loss (gain)	21	(71)	(7)	(76)
Amortization of unrecognized net prior service credits	-	(37)	-	(38)
Net periodic postretirement benefit cost (income)	$8	$(91)	$(33)	$(91)

	For the nine months ended
	May 29, 2010		May 30, 2009
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Service costs, benefits attributed to service during the period	$6	$-	$54	$-
Interest cost	633	51	659	68
Expected return on assets	(681)	-	(793)	-
Amortization of unrecognized net loss (gain)	63	(213)	(19)	(227)
Amortization of unrecognized net prior service credits	-	(113)	-	(112)
Net periodic postretirement benefit cost (income)	$21	$(275)	$(99)	$(271)

Amounts recognized in accumulated other comprehensive loss (income) consist of:

	May 29, 2010		August 29, 2009
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Net actuarial loss (gain)	$2,675	$(1,694)	$2,738	$(1,907)
Prior service cost	-	(446)	-	(557)
Total	$2,675	$(2,140)	$2,738	$(2,464)

The estimated net loss for the TPC Plan that will be amortized from accumulated other comprehensive loss (income) into net periodic postretirement benefit cost in fiscal year 2010 is $0.1 million. The estimated net gain and estimated prior service credit for the CBI Plan that will be amortized from accumulated other comprehensive loss (income) into net periodic postretirement benefit cost in fiscal year 2010 are $0.3 million and $0.1 million, respectively.

9. Income Taxes

As part of the process of preparing consolidated financial statements, the Company assesses the likelihood that its deferred income tax assets will be recovered through future taxable income.  To the extent that recovery is not likely, a valuation allowance is established.  Based on this assessment, the Company has not recorded a valuation allowance as of May 29, 2010 or August 29, 2009.  In the event that actual results differ from these estimates or adjustments are made to these estimates in future periods, a valuation allowance may need to be established.

10. Related-Party Transactions

On March 25, 2004, AAC entered into a management agreement with Fenway Partners Inc. (now Fenway Partners LLC) pursuant to which AAC, among other things, agreed to pay an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement) and certain additional fees in connection with significant transactions. Amounts expensed by the Company under the management agreement related to the annual fee totaled $0.9 million and $2.6 million for the three and nine months ended May 29, 2010, respectively, and $0.9 million and $2.5 million for the three and nine months ended May 30, 2009, respectively.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

Under the provisions of the management agreement, Fenway Partners LLC can, at its discretion, charge AAC for services related to any significant transaction, as defined in the agreement.  In December 2009, Fenway Partners LLC charged AAC a management fee of $1.5 million, which is included in selling, general and administrative expenses for the nine months ended May 29, 2010. Additionally, AAC funded a $1.0 million payment to Fenway Partners LLC on behalf of AAIH.  This payment was accounted for as a capital distribution by AAC to Intermediate Holdings to AAIH and is reflected as a reduction of accumulated earnings to the extent that it exists, and then to additional (distributions in excess of) paid-in capital.

As of May 29, 2010 and August 29, 2009, the Company had prepaid annual fees under the management agreement of approximately $0.2 million.

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

	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Three Months Ended May 29, 2010
Net sales	$36,739	$76,368	$21,214	$10,941	$145,262
Segment operating income	4,521	34,230	5,349	532	44,632

Three Months Ended May 30, 2009
Net sales	$35,605	$79,298	$21,653	$8,286	$144,842
Segment operating income	6,212	34,106	4,649	266	45,233

Nine Months Ended May 29, 2010
Net sales	$94,328	$87,712	$39,723	$24,232	$245,995
Segment operating income	11,435	25,117	6,450	29	43,031

Nine Months Ended May 30, 2009
Net sales	$95,411	$89,372	$40,728	$24,658	$250,169
Segment operating income (loss)	11,144	25,500	6,632	(393)	42,883

	Intermediate Holdings
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Segment assets
May 29, 2010	$161,426	$166,674	$52,299	$41,353	$421,752
August 29, 2009	170,381	148,242	51,041	38,871	408,535

	AAC
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Segment assets
May 29, 2010	$160,779	$166,124	$52,139	$41,106	$420,148
August 29, 2009	168,325	146,537	50,489	38,272	403,623

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

12. Subsequent Events

On July 6, 2010 Parent Holdings, Intermediate Holdings and AAC each announced that its previously announced tender offer to purchase any and all of the outstanding principal amount of Parent Holdings’ 12.75% senior PIK notes, the 10.25% senior discount notes and the 8.25% senior subordinated notes would not be extended.  The tender offer consideration was not paid and will not become payable to holders of notes who validly tendered their notes in connection with the tender offer.  None of the notes will be accepted for purchase or purchased in the tender offer and all notes previously tendered and not withdrawn will be promptly returned to their respective holders.  See Note 6 for a description of the tender offer.

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

General

We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, and recognition and affinity products in the United States. We market and sell yearbooks to the college, high school, junior high school and elementary school markets. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the college, high school and junior high school markets. We also sell jewelry commemorating family events such as the birth of a child, military and fan affinity products and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

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

Numerous raw materials are used in the manufacture of our products. Gold and other metals, precious, semi-precious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. We purchase a majority of our gold in the open market from a single supplier. We also purchase the majority of our precious, semi-precious and synthetic stones from a single supplier in Germany.  Synthetic and semi-precious stones are available from other suppliers, although switching to these suppliers could result in additional costs to us.  Prices of these materials, especially gold, continually fluctuate. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us; however, this may not always be the case.

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

Company Background

Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L.G. Balfour Company, Inc., were combined through various asset purchase agreements in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. From June 2000 to January 2004, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing Company (“Taylor”), whose primary business is designing and printing student yearbooks, Milestone Marketing, a marketer of class rings and other graduation products to the college market and C-B Graduation Announcements, a marketer of graduation products to the college market.  In April 2007, Commemorative Brands, Inc. (“CBI”), a wholly-owned subsidiary of AAC, acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers Embroidery, Inc., a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise.

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

Critical Accounting Policies

As of May 29, 2010, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Reports on Form 10-K for the year ended August 29, 2009.  The policies disclosed included allowance for product returns, allowance for doubtful accounts and reserve on independent sales representative advances, goodwill and other intangible assets, long-lived tangible and intangible assets with definite lives, revenue recognition and income taxes.

Significant Developments

Appointment of President and Chief Executive Officer.  On April 19, 2010, AAC announced that Alyce Alston was appointed President and Chief Executive Officer of each of the registrants.  The recruitment of Ms. Alston resulted in increased recruiting costs for the three and nine months ended May 29, 2010.

Tender Offer for Outstanding Notes.  On May 10, 2010, American Achievement Group Holding Corp. (“Parent Holdings”), the indirect parent company of Intermediate Holdings, Intermediate Holdings and AAC each commenced a cash tender offer to purchase any and all of the outstanding principal amount of Parent Holdings’ 12.75% senior PIK notes (“Parent Holdings Notes”), the 10.25% senior discount notes and the 8.25% senior subordinated notes, which had outstanding principal amounts of $52.6 million, $131.5 million, and $150.0 million, respectively, as of May 29, 2010. Holders who validly tendered their notes on or prior to July 6, 2010 were to receive consideration equal to $1,063.75 per $1,000 principal amount of Parent Holdings Notes, $1,028.13 per $1,000 principal amount of 10.25% senior discount notes and $1,001.25 per $1,000 principal amount of 8.25% senior subordinated notes. The tender offer was subject to the satisfaction or waiver of certain conditions, including the consummation of a debt financing on terms and conditions satisfactory to AAC in its sole discretion. On July 6, 2010 Parent Holdings, Intermediate Holdings and AAC each announced that its previously announced tender offer would not be extended. The tender offer consideration was not paid and will not become payable to holders of notes who validly tendered their notes in connection with the tender offer. None of the notes will be accepted for purchase or purchased in the tender offer and all notes previously tendered and not withdrawn will be promptly returned to their respective holders.

Results of Operations

Three Months Ended May 29, 2010 Compared to Three Months Ended May 30, 2009

The following tables set forth selected information for Intermediate Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	Intermediate Holdings
	Three Months Ended		Three Months Ended
($ in millions)	May 29, 2010	% of Net Sales	May 30, 2009	% of Net Sales	Increase/ (Decrease)

Net sales	$145.3	100.0%	$144.8	100.0%	$0.5
Cost of sales	55.1	37.9%	55.3	38.2%	(0.2)
Gross profit	90.2	62.1%	89.5	61.8%	0.7
Selling, general and administrative expenses	45.5	31.3%	44.3	30.6%	1.2
Operating income	44.7	30.8%	45.2	31.2%	(0.5)
Interest expense, net	7.7	5.3%	7.5	5.2%	0.2
Income before income taxes	37.0	25.5%	37.7	26.0%	(0.7)
Provision for income taxes	16.4	11.3%	16.5	11.4%	(0.1)
Net income	$20.6	14.2%	$21.2	14.6%	$(0.6)

	AAC
	Three Months Ended		Three Months Ended
($ in millions)	May 29, 2010	% of Net Sales	May 30, 2009	% of Net Sales	Increase/ (Decrease)

Net sales	$145.3	100.0%	$144.8	100.0%	$0.5
Cost of sales	55.1	37.9%	55.3	38.2%	(0.2)
Gross profit	90.2	62.1%	89.5	61.8%	0.7
Selling, general and administrative expenses	45.5	31.3%	44.3	30.6%	1.2
Operating income	44.7	30.8%	45.2	31.2%	(0.5)
Interest expense, net	4.2	2.9%	4.0	2.8%	0.2
Income before income taxes	40.5	27.9%	41.2	28.4%	(0.7)
Provision for income taxes	15.8	10.9%	16.0	11.0%	(0.2)
Net income	$24.7	17.0%	$25.2	17.4%	$(0.5)

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $0.5 million, or less than 1%, to $145.3 million for the three months ended May 29, 2010 from $144.8 million for the three months ended May 30, 2009. The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales increased $1.1 million to $36.7 million for the three months ended May 29, 2010 from $35.6 million for the three months ended May 30, 2009.  The increase in net sales in class ring sales was primarily a result of increased sales volumes of college class rings and higher selling prices as a result of higher gold costs, partially offset by lower sales volumes of high school class rings and change in product mix from gold to other metals with lower selling prices due to softness in the economy.

Yearbooks. Net sales decreased $2.9 million to $76.4 million for the three months ended May 29, 2010 from $79.3 million for the three months ended May 30, 2009. The decrease in net sales was primarily the result of a lower contract volume and a decrease in the average contract value due to softness in the economy.

Graduation Products. Net sales decreased $0.4 million to $21.2 million for the three months ended May 29, 2010 from $21.6 million for the three months ended May 30, 2009.  The decrease is primarily due to lower volume due to softness in the economy and competition from on-line channels.

Other. Net sales increased $2.7 million to $11.0 million for the three months ended May 29, 2010 from $8.3 million for the three months ended May 30, 2009. The increase in net sales was primarily related to an increase in professional championship rings and personalized family jewelry, partially offset by a decrease in sales of commercial printing products and military rings due to softness in the economy.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 62.1% for the three months ended May 29, 2010, a 0.3 percentage point increase from 61.8% for the three months ended May 30, 2009. The improvement in gross margin from the three months ended May 30, 2009 is primarily a result of savings from productivity and cost reduction measures, partially offset by higher gold costs.  Overall, gross profit increased $0.7 million compared with the three months ended May 30, 2009 as a result of higher sales and savings from productivity and cost reduction measures, partially offset by higher gold costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for Intermediate Holdings and AAC increased $1.2 million, or 3%, to $45.5 million for the three months ended May 29, 2010 from $44.3 million for the three months ended May 30, 2009. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

Selling and marketing expenses increased $0.5 million to $34.5 million, or 23% of net sales, for the three months ended May 29, 2010 from $34.0 million or 24% of net sales, for the three months ended May 30, 2009 due to an increase in sales development expenses, partially offset by decreased marketing expenditures and lower commissions.

General and administrative expenses increased $0.7 million to $11.0 million, or 8% of net sales, for the three months ended May 29, 2010 from $10.3 million, or 7% of net sales, for the three months ended May 30, 2009. The increase in general and administrative expenses was due to an increase in recruiting costs, professional and consulting fees and expense for uncollectible accounts receivable, partially offset by a decrease in expenses due to fees incurred in the third quarter of fiscal 2009 to amend our credit facility.

Operating Income.  As a result of the foregoing, operating income was $44.7 million, or 30.8% of net sales, for the three months ended May 29, 2010 as compared with $45.2 million or 31.2% of net sales, for the three months ended May 30, 2009.

The class rings segment reported operating income of $4.5 million for the three months ended May 29, 2010 as compared with operating income of $6.2 million for the three months ended May 30, 2009. The yearbooks segment reported operating income of $34.2 million for the three months ended May 29, 2010 as compared with operating income of $34.1 million for the three months ended May 30, 2009. The graduation products segment reported operating income of $5.4 million for the three months ended May 29, 2010 as compared with operating income of $4.6 million for the three months ended May 30, 2009. The other segment reported operating income of $0.5 million for the three months ended May 29, 2010 as compared with operating income of $0.3 million for the three months ended May 30, 2009.

Interest Expense, Net. For Intermediate Holdings, net interest expense was $7.7 million for the three months ended May 29, 2010 and $7.5 million for the three months ended May 30, 2009. The average debt outstanding of Intermediate Holdings for the three months ended May 29, 2010 and the three months ended May 30, 2009 was $307 million and $328 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the three months ended May 29, 2010 and the three months ended May 30, 2009 was 9.0% and 8.4%, respectively.

For AAC, net interest expense was $4.2 million for the three months ended May 29, 2010 and $4.0 million for the three months ended May 30, 2009. The average debt outstanding of AAC for the three months ended May 29, 2010 and the three months ended May 30, 2009 was $175 million and $197 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended May 29, 2010 and the three months ended May 30, 2009 was 8.2% and 7.1%, respectively.

Provision for Income Taxes. For the three months ended May 29, 2010 and May 30, 2009, Intermediate Holdings recorded an income tax provision of $16.4 million and $16.5 million, respectively, which represents an effective tax rate of 44%. The effective tax rate varies from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt. Intermediate Holdings’ effective rates for the three months ended May 29, 2010 and May 30, 2009 represent an estimate of the annual federal and state income tax rate.

For the three months ended May 29, 2010 and May 30, 2009, AAC recorded an income tax provision of $15.8 million and $16.0 million, respectively, which represents an effective tax rate of 39%.  The effective tax rate varies from the statutory federal rate due to the impact of state income taxes. AAC’s effective rates for the three months ended May 29, 2010 and May 30, 2009 represent an estimate of the annual federal and state income tax rate.

Nine Months Ended May 29, 2010 Compared to Nine Months Ended May 30, 2009

The following tables set forth selected information Intermediate Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	Intermediate Holdings
	Nine Months Ended		Nine Months Ended
($ in millions)	May 29, 2010	% of Net Sales	May 30, 2009	% of Net Sales	Increase/ (Decrease)

Net sales	$246.0	100.0%	$250.2	100.0%	$(4.2)
Cost of sales	102.1	41.5%	105.5	42.2%	(3.4)
Gross profit	143.9	58.5%	144.7	57.8%	(0.8)
Selling, general and administrative expenses	100.9	41.0%	101.8	40.7%	(0.9)
Operating income	43.0	17.5%	42.9	17.1%	0.1
Interest expense, net	23.2	9.5%	22.8	9.1%	0.4
Income before income taxes	19.8	8.0%	20.1	8.0%	(0.3)
Provision for income taxes	8.7	3.5%	8.9	3.5%	(0.2)
Net income	$11.1	4.5%	$11.2	4.5%	$(0.1)

	AAC
	Nine Months Ended		Nine Months Ended
($ in millions)	May 29, 2010	% of Net Sales	May 30, 2009	% of Net Sales	Increase/ (Decrease)

Net sales	$246.0	100.0%	$250.2	100.0%	$(4.2)
Cost of sales	102.1	41.5%	105.5	42.2%	(3.4)
Gross profit	143.9	58.5%	144.7	57.8%	(0.8)
Selling, general and administrative expenses	100.9	41.0%	101.8	40.7%	(0.9)
Operating income	43.0	17.5%	42.9	17.1%	0.1
Interest expense, net	12.8	5.2%	12.4	4.9%	0.4
Income before income taxes	30.2	12.3%	30.5	12.2%	(0.3)
Provision for income taxes	11.8	4.8%	11.8	4.7%	-
Net income	$18.4	7.5%	$18.7	7.5%	$(0.3)

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $4.2 million, or 2%, to $246.0 million for the nine months ended May 29, 2010 from $250.2 million for the nine months ended May 30, 2009. The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales decreased $1.1 million to $94.3 million for the nine months ended May 29, 2010 from $95.4 million for the nine months ended May 30, 2009. The decrease in net sales in class ring sales was primarily a result of lower sales volumes of high school class rings and change in product mix from gold to other metals with lower selling prices due to softness in the economy, offset by increased sales of college class rings due in part to timing of sales from the fourth quarter of fiscal 2009 to the first quarter of fiscal 2010 and higher selling prices as a result of higher gold costs.

Yearbooks. Net sales decreased $1.7 million to $87.7 million for the nine months ended May 29, 2010 from $89.4 million for the nine months ended May 30, 2009. The decrease in net sales was primarily the result of a decrease in the average contract value from the nine months ended May 30, 2009 due to softness in the economy.  This decrease was partially offset by an increase in net sales as a result of timing of shipments between the fourth quarter of 2009 and the first quarter of 2010 and between the fourth quarter of 2008 and the first quarter of 2009.

Graduation Products. Net sales decreased $1.0 million to $39.7 million for the nine months ended May 29, 2010 from $40.7 million for the nine months ended May 30, 2009. The decrease is primarily due to lower volume and product mix due to softness in the economy and competition from on-line channels.

Other. Net sales decreased $0.4 million to $24.3 million for the nine months ended May 29, 2010 from $24.7 million for the nine months ended May 30, 2009.  The decrease in net sales was primarily related to the softness in the economy impacting sales of commercial printing products, military rings and affinity jewelry and was partially offset by an increase in professional championship rings.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 58.5% for the nine months ended May 29, 2010, a 0.7 percentage point increase from 57.8% for the nine months ended May 30, 2009. The improvement in gross margin from the three months ended May 30, 2009 is primarily a result of savings from productivity and cost reduction measures, partially offset by higher gold costs.  Overall, gross profit decreased $0.8 million primarily as a result of lower sales and higher gold costs, partially offset by savings from productivity and cost reduction measures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.9 million, or 1%, to $100.9 million for the nine months ended May 29, 2010 from $101.8 million for the nine months ended May 30, 2009. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

Selling and marketing expenses decreased $2.3 million to $69.3 million or 28% of net sales, for the nine months ended May 29, 2010 from $71.6 million or 29% of net sales, for the nine months ended May 30, 2009 due to decreased marketing expenditures and lower commissions, partially offset by an increase in sales development expenses.

General and administrative expenses increased $1.4 million to $31.6 million, or 13% of net sales for the nine months ended May 29, 2010 from $30.2 million, or 12% of net sales, for the nine months ended May 30, 2009. The increase in general and administrative expenses was due to an increase in recruiting costs, professional and consulting fees, expense for uncollectible accounts receivable and the additional management fee to Fenway Partners LLC incurred during the first quarter of fiscal 2010, partially offset by a decrease in expenses due to fees incurred in the third quarter of fiscal 2009 to amend our credit facility.

Operating Income.  As a result of the foregoing, operating income was $43.0 million, or 18% of net sales, for the nine months ended May 29, 2010 as compared with operating income of $42.9 million, or 17% of net sales, for the nine months ended May 30, 2009.

The class rings segment reported operating income of $11.4 million for the nine months ended May 29, 2010 as compared with operating income of $11.2 million for the nine months ended May 30, 2009. The yearbooks segment reported operating income of $25.1 million for the nine months ended May 29, 2010 as compared with operating income of $25.5 million for the nine months ended May 30, 2009. The graduation products segment reported operating income of $6.5 million for the nine months ended May 29, 2010 as compared with operating income of $6.6 million for the nine months ended May 30, 2009. The other segment reported an operating income of $0.0 million for the nine months ended May 29, 2010 as compared with operating loss of $0.4 million for the nine months ended May 30, 2009.

Interest Expense, Net. For Intermediate Holdings, net interest expense was $23.2 million for the nine months ended May 29, 2010 and $22.8 million for the nine months ended May 30, 2009. The average debt outstanding of Intermediate Holdings for the nine months ended May 29, 2010 and the nine months ended May 30, 2009 was $317 million and $342 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the nine months ended May 29, 2010 and the nine months ended May 30, 2009 was 9.0% and 8.3%, respectively.

For AAC, net interest expense was $12.8 million for the nine months ended May 29, 2010 and $12.4 million for the nine months ended May 30, 2009. The average debt outstanding of AAC for the nine months ended May 29, 2010 and the nine months ended May 30, 2009 was $186 million and $211 million, respectively. The weighted average interest rate on debt outstanding of AAC for the nine months ended May 29, 2010 and the nine months ended May 30, 2009 was 8.0% and 7.1%, respectively.

Provision for Income Taxes. For the nine months ended May 29, 2010 and May 30, 2009, Intermediate Holdings recorded an income tax provision of $8.7 million and $8.9 million, respectively, which represents an effective tax rate of 44%. The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt. Intermediate Holdings’ effective rates for the nine months ended May 29, 2010 and May 30, 2009 represent an estimate of the annual federal and state income tax rate.

For the nine months ended May 29, 2010 and May 30, 2009, AAC recorded an income tax provision of $11.8 million, which represents an effective tax rate of 39%.  The effective tax rates vary from the statutory federal rate due to the impact of state income taxes. AAC’s effective rates for the nine months ended May 29, 2010 and May 30, 2009 represent an estimate of the annual federal and state income tax rate.

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Operating activities for AAC provided $47.0 million of cash for the nine months ended May 29, 2010 compared to cash provided of $45.7 million for the nine months ended May 30, 2009. The $1.3 million increase in cash provided by operating activities was mainly attributable to a lower use of working capital and lower cash paid for interest and taxes, partially offset by lower profitability in the first nine months of fiscal year 2010 compared to the first nine months of fiscal 2009.

Operating activities for Intermediate Holdings provided $33.6 million of cash for the nine months ended May 29, 2010 compared to cash provided of $39.5 million for the nine months ended May 30, 2009.  In addition to the items impacting cash flow from operating activities of AAC, cash provided by operating activities for Intermediate Holdings was further impacted by cash interest payments related to the 10.25% senior discount notes of $13.5 million and $6.7 million for the nine months ended May 29, 2010 and May 30, 2009, respectively. The increase in the amount paid during the nine months ended May 29, 2010 is due to the fact that interest accrued in the form of an increase in the accreted value of the notes through October 1, 2008.

During the nine months ended May 29, 2010 and the nine months ended May 30, 2009, cash was used to make interest payments of $12.4 million on the 8.25% senior subordinated notes.

Investing Activities.  Capital expenditures for the nine months ended May 29, 2010 were $3.6 million compared to capital expenditures of $4.3 million for the nine months ended May 30, 2009. Our projected capital expenditures for fiscal year 2010 are expected to be approximately $7.0 million compared to $5.9 million for fiscal year 2009.

Financing Activities.   During the nine months ended May 29, 2010, cash was used to pay down $22.7 million of the term loan, of which $2.7 million were mandatory payments.  The Company also incurred deferred financing fees of $2.2 million in connection with efforts to obtain new financing.  During the nine months ended May 29, 2010, AAC paid $13.5 million related to interest payments on the 10.25% senior discount notes of Intermediate Holdings, which is reflected as a cash distribution to Intermediate Holdings.  Additionally, AAC funded a $1.0 million payment to Fenway Partners LLC on behalf of AAIH, which is reflected as a capital distribution by AAC to Intermediate Holdings to AAIH.

During the nine months ended May 30, 2009, cash was used to pay down $28.6 million of the term loan, of which $2.6 million were mandatory payments.  During the nine months ended May 30, 2009, cash was used to pay $1.4 million in deferred financing fees in connection with amending our credit facility.

Debt Arrangements

We have a significant amount of indebtedness. On May 29, 2010, Intermediate Holdings had total indebtedness of $305.6 million, of which $131.5 million was 10.25% senior discount notes, $150.0 million was 8.25% senior subordinated notes and $24.1 million was indebtedness under the existing senior secured credit facility. As of May 29, 2010, we also have up to $23.3 million in available revolving loan borrowings under our senior secured credit facility. We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.

Senior Secured Credit Facility.  On March 25, 2004, AAC entered into a senior credit facility, which was subsequently amended on August 17, 2006 and May 20, 2009 (as amended, our “Amended Senior Credit Facility”).  The term loan of the Amended Senior Credit Facility is due in March 2011. Quarterly payments of $0.6 million are required through February 28, 2011. The term loan of the Amended Senior Credit Facility has an interest rate based upon the higher of 3.0% or the base rate, which is derived from the Prime Rate or Federal Funds Effective Rate as defined in the credit agreement, or the higher of 2.0% or London Interbank Offered Rate (“LIBOR”) depending on the type of loan AAC chooses, plus an applicable margin based on a calculated leverage ratio as defined in the agreement. The interest rate on the term loan of the Amended Senior Credit Facility was 6.25% at May 29, 2010.

The revolving credit facility that is part of the Amended Senior Credit Facility matures in March 2011. Availability under the revolving credit facility is restricted to a total revolving commitment of $25.0 million as defined in the credit agreement governing the Amended Senior Credit Facility. Advances under the revolving credit facility may be made as base rate loans or LIBOR loans at AAC’s election. Interest rates on base rate loans are based upon the higher of 3.0% or the base rate, which is derived from the Prime Rate or Federal Funds Effective Rate as defined in the credit agreement, plus an applicable margin based on a leverage ratio as defined in the agreement.  Interest rates on LIBOR loans are based upon the higher of 2.0% or LIBOR plus an applicable margin based on a leverage ratio as defined in the agreement.  Availability under the revolving credit facility as of May 29, 2010 was approximately $23.3 million with $1.7 million in letters of credit outstanding.

8.25% Senior Subordinated Notes.  On March 25, 2004, AAC issued the 8.25% senior subordinated notes pursuant to an indenture.  $150.0 million of the 8.25% senior subordinated notes was outstanding on May 29, 2010.  AAC is required to pay cash interest on the 8.25% senior subordinated notes semi-annually in arrears on April 1 and October 1 of each year.  The 8.25% senior subordinated notes have no scheduled amortization and mature on April 1, 2012. The 8.25% senior subordinated notes are guaranteed by AAC’s existing and future domestic subsidiaries.

10.25% Senior Discount Notes.  On November 16, 2004, Intermediate Holdings issued the 10.25% senior discount notes pursuant to an indenture.  $131.5 million of the 10.25% senior discount notes was outstanding on May 29, 2010.  Interest accrued on the 10.25% senior discount notes in the form of an increase in the accreted value of the notes through October 1, 2008. Thereafter, cash interest on the 10.25% senior discount notes accrues and is payable semiannually in arrears on April 1 and October 1 of each year, at a rate of 10.25% per annum.  Interest payments made during the nine months ended May 29, 2010 totaled $13.5 million.  These payments were funded by AAC and were accounted for as capital distributions and reflected as a reduction of AAC’s accumulated earnings. Interest payments due in the next twelve months are also expected to be funded by AAC.  The 10.25% senior discount notes have no scheduled amortization and mature on October 1, 2012.  The 10.25% senior discount notes are solely obligations of Intermediate Holdings and are not guaranteed by any of its subsidiaries, including AAC. Although the 10.25% senior discount notes are not obligations of AAC, if Intermediate Holdings is unable to pay or refinance their obligations as they become due, we expect that they will rely on AAC to fund such obligations.  However, no assurances can be made that such funding will be available.

Capital Resources

We expect that cash generated from operating activities and availability under the Amended Senior Credit Facility will be our principal sources of liquidity. Due to the current unfavorable economic environment, we expect continued softness in sales for the rest of this year and continuing into next year.  We expect our productivity initiatives and cost containment measures to partially offset the impact of lower sales on our operating income. Most of our net operating loss carryforward will be utilized by the end of fiscal year 2010; therefore, we expect higher future cash outflows for income taxes beginning in fiscal year 2011.  Based on our current and planned level of operations, we believe our cash flow from operations, available cash on hand and available borrowings under the Amended Senior Credit Facility will be adequate to meet our liquidity needs through March 2011, at which time we will be required to pay the outstanding principal balance of the Amended Credit Facility.  We expect to obtain a new credit facility prior to the maturity of the Amended Senior Credit Facility.

We continually explore various sources of liquidity to ensure financing flexibility, including issuing new debt or refinancing existing debt, and raising equity through private or public offerings. If favorable opportunities are available to us, we may seek to refinance our debt or complete public or private offerings of debt.  In addition, we and our subsidiaries, affiliates and significant equity holders may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Notes and Preferred Stock of the Parent Companies

On May 29, 2010, American Achievement Intermediate Holding Corp. (“AAIH”), the direct parent company of Intermediate Holdings, had $15.7 million of series A preferred stock outstanding. The holders of the series A preferred stock of AAIH are entitled to receive cumulative dividends at a rate of 25% per annum, when and if declared by its board of directors. AAIH is obligated to redeem its series A preferred stock upon the occurrence of certain events of default, in the event of a change of control or upon an adjusted EBITDA shortfall event, as such terms are defined in AAIH’s certificate of incorporation. Accumulated undeclared dividends of AAIH’s series A preferred stock at May 29, 2010 totaled $1.6 million.

On May 29, 2010, Parent Holdings had indebtedness in addition to the indebtedness at Intermediate Holdings and AAC of $61.5 million, of which $54.0 million consisted of Parent Holdings Notes, including accrued interest of $1.4 million, and $7.5 million consisted of mandatory redeemable series A preferred stock.

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

The holders of the mandatory redeemable series A preferred stock of Parent Holdings are entitled to receive cumulative dividends at a rate of 14% per annum, when, as and if declared by its board of directors.  Additionally, the redemption obligation for the mandatory redeemable series A preferred stock of Parent Holdings matures in January 2013.  Accumulated undeclared dividends of Parent Holdings’ series A preferred stock at May 29, 2010 totaled $6.2 million.

Although the series A preferred stock of AAIH, the Parent Holdings Notes and mandatory redeemable series A preferred stock of Parent Holdings are not obligations of the Company, if the parent companies are unable to pay or refinance their obligations as they become due, we expect that they will rely on AAC to fund such obligations.  However, no assurances can be made that such funding will be available.  Currently, the terms of the Amended Senior Credit Facility, the 8.25% senior subordinated notes and the 10.25% senior discount notes place certain limitations on the ability of AAC to distribute cash to its direct and indirect parent companies.  Under the terms of the Amended Senior Credit Facility, AAC may make payments to its parent companies up to an aggregate amount of $15.0 million to repay, redeem or repurchase indebtedness of Intermediate Holdings or Parent Holdings, of which amount $9.3 million has been paid as of May 29, 2010. If AAC is not able to or permitted to make cash distributions to Parent Holdings or AAIH, Parent Holdings and/or AAIH will need to raise additional proceeds through equity or debt financings in order to fund such obligations.  Such financing may not be available on acceptable terms, if at all.

Off Balance-Sheet Obligations

Letters of Credit.  As of May 29, 2010 and August 29, 2009, we had commitments for $1.7 million and $2.0 million letters of credit outstanding, respectively.

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

Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting during the quarter ended May 29, 2010 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT
NUMBER	DESIGNATION
10.1	Agreement as to Terms of Employment, dated April 19, 2010, between AAC and Alyce Alston

10.2	Employment Agreement, dated April 19, 2010, between AAC and Donald J. Percenti

31.1	CEO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: July 9, 2010

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ ALYCE C. ALSTON
Alyce C. Alston
CHIEF EXECUTIVE OFFICER
(principal executive officer)

By:	/s/ KRIS G. RADHAKRISHNAN
Kris G. Radhakrishnan
CHIEF FINANCIAL OFFICER
(principal financial officer)